Form 10-Q
period 1997-09-30
KENDLE INTERNATIONAL INC
filed 1997-11-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                      Commission file number  000-23019
                                             -----------

                            KENDLE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                     31-1274091
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
  of incorporation or organization)


441 Vine Street, Suite 700, Cincinnati, Ohio              45202
--------------------------------------------------------------------------------
  (Address of principal executive offices)              Zip Code



Registrant's telephone number, including area code         (513) 381-5550
                                                   -----------------------------



--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,574,467 shares of common stock, no par value, as of November 10, 1997.

                            KENDLE INTERNATIONAL INC.

                                      INDEX


                                                                                              Page
                                                                                              ----
Part I.            Financial Information


         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - September 30, 1997
                         and December 31, 1996                                                  3

                     Condensed Consolidated Statements of Operations - Three
                     Months Ended September 30, 1997 and 1996; Nine Months
                         Ended September 30, 1997 and 1996                                      4

                     Condensed Consolidated Statements of Cash Flows - Nine
                         Months Ended September 30, 1997 and 1996                               5

                     Notes to Condensed Consolidated Financial Statements                       7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                             11


Part II.           Other Information                                                           17


         Item 2.     Changes in Securities                                                     17

         Item 6.     Exhibits and Reports on Form 8-K                                          18


Signatures                                                                                     19

Exhibit Index                                                                                  20

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                September 30,     December 31,
                                                                                    1997              1996
                                                                                ------------       ----------
                                                                                (Unaudited)

                                              ASSETS
Current assets:
     Cash and cash equivalents                                                  $  9,365,414       $2,047,476
     Available for sale securities                                                 9,804,750
     Accounts receivable                                                          16,211,477        3,583,210
     Unreimbursed investigator and project costs                                   3,392,646          980,597
     Other current assets                                                          1,147,494           12,806
                                                                                ------------       ----------
               Total current assets                                               39,921,781        6,624,089
                                                                                ------------       ----------
Property and equipment, net                                                        5,276,055        1,835,001
Excess of purchase price over net assets acquired, net                            26,084,632
Other assets                                                                         862,507          164,020
                                                                                ------------       ----------
               Total assets                                                     $ 72,144,975       $8,623,110
                                                                                ============       ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                        $    549,874       $  360,203
     Trade payables                                                                4,496,537          913,371
     Advances against investigator and project costs                               1,598,823          776,565
     Advance billings                                                              7,768,223        4,303,809
     Other accrued liabilities                                                     4,542,205          563,672
                                                                                ------------       ----------
         Total current liabilities                                                18,955,662        6,917,620
                                                                                ------------       ----------
Obligations under capital leases, less current portion                             1,856,401          761,029
Other noncurrent liabilities                                                         519,416
Note payable -- escrow agreement                                                   1,500,000
                                                                                ------------       ----------
         Total liabilities                                                        22,831,479        7,678,649
                                                                                ------------       ----------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 15,000,000 shares authorized;
         3,650,000 shares issued and outstanding at December 31, 1996,
         7,552,567 shares issued and outstanding at September 30, 1997                75,000           75,000
     Additional paid in capital                                                   50,168,745          270,396
     Retained earnings                                                              (939,810)         599,065
     Cumulative foreign currency translation adjustment                                5,608
     Unrealized holding gains on available for sale securities, net of tax             3,953
                                                                                ------------       ----------
         Total shareholders' equity                                               49,313,496          944,461
                                                                                ------------       ----------
               Total liabilities and shareholders' equity                       $ 72,144,975       $8,623,110
                                                                                ============       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months Ended           For the Nine Months Ended
                                                          September 30,                         September 30,
                                                 -------------------------------       -------------------------------
                                                     1997               1996               1997               1996
                                                     ----               ----               ----               ----

Net revenues                                     $ 12,517,782       $  3,607,427       $ 25,689,492       $ 8,300,819
                                                 ------------       ------------       ------------       -----------

Costs and expenses:
     Direct costs                                   7,115,974          2,441,882         14,463,060         5,617,387
     Selling, general and administrative
        expenses                                    3,360,414            818,099          7,408,884         1,835,594
     Depreciation and amortization                    513,741             50,803            804,946           142,910
                                                 ------------       ------------       ------------       -----------
                                                   10,990,129          3,310,784         22,676,890         7,595,891
                                                 ------------       ------------       ------------       -----------

        Income from operations                      1,527,653            296,643          3,012,602           704,928

Other income (expense):
     Interest income                                   94,837              3,011            108,092             7,706
     Interest expense                                (284,470)            (5,723)          (355,694)          (36,014)
     Other expense                                    (12,648)              (243)           (21,426)             (566)
                                                 ------------       ------------       ------------       -----------

Income before income taxes
     and extraordinary item                         1,325,372            293,688          2,743,574           676,054

Income tax expense                                    372,808                               372,808
                                                 ------------       ------------       ------------       -----------

Income before extraordinary item                      952,564            293,688          2,370,766           676,054

Extraordinary loss, net of tax benefit             (1,139,823)                           (1,139,823)
                                                 ------------       ------------       ------------       -----------

        Net income (loss)                        $   (187,259)      $    293,688       $  1,230,943       $   676,054
                                                 ============       ============       ============       ===========

Pro forma income (loss) data:
     Income before extraordinary item            $    952,564       $    293,688       $  2,370,766       $   676,054

     Pro forma adjustment for income
        taxes                                        (196,435)          (117,595)          (756,626)         (270,422)
                                                 ------------       ------------       ------------       -----------

     Pro forma income before
        extraordinary item                            756,129            176,093          1,614,140           405,632

     Extraordinary loss, net of tax benefit        (1,139,823)                           (1,139,823)
                                                 ------------       ------------       ------------       -----------

     Pro forma net income (loss)                 $   (383,694)      $    176,093       $    474,317       $   405,632
                                                 ============       ============       ============       ===========

Primary pro forma income (loss)
      per share data:
      Pro forma income per share before
         extraordinary item                      $       0.13       $       0.04       $       0.34       $      0.10

      Extraordinary loss per share                      (0.19)                                (0.24)
                                                 ------------       ------------       ------------       -----------

      Pro forma net income (loss) per share      $      (0.06)      $       0.04       $       0.10       $      0.10
                                                 ============       ============       ============       ===========

      Weighted average shares outstanding           6,023,402          3,960,462          4,804,827         3,942,533

Fully diluted pro forma income (loss)
      per share data:
      Pro forma income per share before
         extraordinary item                      $       0.13       $       0.04       $       0.32       $      0.10

      Extraordinary loss per share                      (0.19)                                (0.23)
                                                 ------------       ------------       ------------       -----------

      Pro forma net income (loss) per share      $      (0.06)      $       0.04       $       0.09       $      0.10
                                                 ============       ============       ============       ===========

      Weighted average shares outstanding           6,023,402          3,960,462          5,018,730         3,942,533



The accompanying notes are an integral part of these consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   For Nine Months Ended
                                                                       September 30,
                                                               -----------------------------
                                                                  1997              1996
                                                                  ----              ----
Net cash provided by (used in) operating activities           $   (486,590)      $ 1,712,340
                                                              ------------       -----------

Cash flows from investing activities:
     Purchase of available for sale securities                  (9,804,750)
     Acquisitions of property and equipment                     (1,111,613)         (277,389)
     Additions to software costs                                  (284,894)
     Acquisitions of businesses, less cash acquired            (22,842,235)
                                                              ------------       -----------
Net cash used in investing activities                          (34,043,492)         (277,389)
                                                              ------------       -----------

Cash flows from financing activities:
     Borrowings under line of credit                             3,100,000         3,067,000
     Repayments under line of credit                            (3,100,000)       (3,387,000)
     Borrowings under senior credit facility                    10,745,439
     Repayment of senior credit facility                       (10,745,439)
     Proceeds from subordinated debt borrowings                  3,500,000
     Proceeds from issuance of stock purchase warrants           1,500,000
     Repayment of subordinated debt borrowings                  (5,000,000)
     Proceeds from initial public offering, net                 45,251,554
     Proceeds from conversion of stock purchase warrants             1,537
     Proceeds from exercises of stock options                       15,948
     Debt issue costs                                             (538,698)
     Distributions to shareholders                              (2,557,819)         (285,290)
     Payments on capital lease obligations                        (330,110)          (99,271)

                                                              ------------       -----------
Net cash provided by (used in) financing activities             41,842,412          (704,561)
                                                              ------------       -----------

Effects of exchange rates on cash and cash equivalents               5,608

Net increase in cash and cash equivalents                        7,317,938           730,390
Cash and cash equivalents:
     Beginning of period                                         2,047,476            15,266
                                                              ------------       -----------
     End of period                                            $  9,365,414       $   745,656
                                                              ============       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (UNAUDITED)



                                                                                    For Nine Months Ended
                                                                                        September 30,
                                                                          -----------------------------------------
                                                                               1997                    1996
                                                                               ----                    ----

Supplemental schedule of noncash investing and financing activities:
--------------------------------------------------------------------

Acquisition of equipment under capital lease obligations                  $  1,637,056
                                                                          ============

Note payable under escrow agreement for acquisition of U-Gene             $  1,530,000
                                                                          ============

Issuance of common stock in conjunction with gmi acquisition              $  2,678,256
                                                                          ============

Exercise of stock purchase warrants recorded as additional
      paid in capital                                                     $  1,500,000
                                                                          ============



Acquisitions of Businesses (Note 3):

      Fair value of assets acquired                                       $ 34,072,671
      Fair value of liabilities assumed or incurred                         (8,552,180)
      Stock issued                                                          (2,678,256)
                                                                          ------------

     Net cash payments                                                    $ 22,842,235
                                                                          ============




The accompanying notes are an integral part of these consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except for the item discussed in Note 6) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in Kendle International Inc.'s (the "Company") Form S-1 filed on August 21, 1997 with the Securities and Exchange Commission.

             The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.


2.    SHAREHOLDER'S EQUITY

             On August 22, 1997, the Company completed its initial public offering ("IPO") of 4,140,000 shares of common stock at a price to the public of $14.00 per share. Of the 4,140,000 shares sold, 3,540,000 were sold by the Company and 600,000 shares were sold by selling shareholders. Net proceeds to the Company approximated $45.3 million.


             The net proceeds remaining after the repayment of indebtedness incurred with the U-Gene Research B.V. ("U-Gene") acquisition and the cash payments relating to the acquisition of GMI Gesellschaft fur Angewandte Mathematik und Informatik mbH ("gmi") (See Note 4) have been invested in securities with original maturities that do not exceed one year. Investments with maturities ranging from three months to one year have been classified as available for sale securities and consist of highly liquid debt securities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available for sale securities have been recorded at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

3.    EARNINGS PER SHARE

             Primary and fully diluted pro forma income (loss) per share data has been computed for the three months ended September 30, 1997 and the three and nine months ended September 30, 1996 using primary weighted average shares outstanding, as the difference between primary and fully diluted weighted average shares outstanding for these periods is not material.

             In accordance with Accounting Principles Bulletin No. 15, "Earnings Per Share," supplemental net income (loss) per share, after giving effect to: (a) the elimination of interest expense on the indebtedness retired with the IPO proceeds; and (b) the issuance of common stock whose proceeds were used to retire the indebtedness; was $(0.04) and $0.12 for the three and nine months ended September 30, 1997, respectively. These per share amounts also assume that the Company was taxed as a C corporation for each period.

             In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to simplify the existing computational guidelines for computing earnings per share
     (EPS). It provides for the elimination of primary EPS, replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. SFAS No. 128 is effective for the Company for the year ending December 31, 1997. The adoption of this statement would have increased the Company's pro forma net income per share for the three and nine months ended September 30, 1997 by 12% and 11%, respectively.

4.   ACQUISITIONS

             Effective September 3, 1997, the Company acquired gmi. Acquisition costs of $12.7 million consisted of $10.0 million in cash and the issuance of 191,304 shares of the Company's Common Stock at $14 per share or $2.7 million. The gmi acquisition has been accounted for using the purchase method of accounting, with goodwill as a result of the transaction being amortized over 30 years. The results of operations are included in the Company's results from the date of acquisition.

             The Company acquired U-Gene as of June 30, 1997 for approximately $15.9 million. The acquisition was accounted for using the purchase method of accounting, with goodwill as a result of the transaction being amortized over 30 years. The results of operations are included in the Company's results from the date of acquisition.

             The following unaudited pro forma results of operations assume the acquisitions of U-Gene and gmi occurred as of January 1, 1996:

                                                             Nine Months Ended           Nine Months Ended
                                                            September 30, 1997          September 30, 1996
                                                            ------------------          ------------------
       Net revenues                                                $36,734,386                 $22,006,003

       Income before extraordinary  item                            $2,906,249                  $1,285,632

       Net income                                                   $1,766,426                  $1,285,632

       Income before extraordinary item,
            assuming the Company was taxed
           as a C corporation                                       $2,149,623                  $1,015,210

       Income per share before
           extraordinary item                                            $0.58                       $0.31

       Net income per share                                              $0.35                       $0.31

       Income per share before
           extraordinary item, assuming the
           Company was taxed as a
           C corporation                                                 $0.43                       $0.25


             The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the U-Gene and gmi acquisitions been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

5.   INCOME TAXES

             The condensed consolidated financial statements of the Company for periods prior to the IPO as discussed in Note 2 do not include a provision for income taxes because the taxable income or loss of the Company is included in the income tax returns of the individual shareholders under the S corporation election. Pro forma income (loss) data is presented to give effect to a tax provision on taxable income for financial reporting purposes using statutory federal, state and local rates that would have resulted if the Company had filed corporate tax returns during these periods.

6.   EXTRAORDINARY ITEM

             During the third quarter of 1997, the Company recorded an extraordinary loss on early extinguishment of indebtedness which amounted to $1.1 million, net of tax benefits of approximately $426,000. The extraordinary loss resulted from the write-off of the debt discount recorded in connection with long-term borrowings. Such borrowings were made by the Company in connection with the acquisition of U-Gene prior to the Company's IPO and were repaid with the proceeds of the IPO.

7.   SUBSEQUENT EVENT

             On October 28, 1997, the Company announced the signing of a non-binding letter of intent to acquire 100% of the stock of ACER/EXCEL Inc. ("ACER"), headquartered in Cranford, New Jersey. The transaction would be effected through an exchange of both cash and stock and would be accounted for under the purchase method of accounting. Under the proposed agreement, the Company would acquire ACER for approximately $36 million, consisting of approximately 1.2 million shares of stock and $17 million in cash. The share portion of the consideration is subject to a pricing formula based on the stock's fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information set forth and discussed below for the three months and nine months ended September 30, 1997, is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

         The Company provides integrated clinical research services on a contract basis to the pharmaceutical and biopharmaceutical industries. These services include Phase I to IV clinical trial management, clinical drug management, biostatistical analysis, medical writing and regulatory consultation and representation.

         Kendle's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A portion of the contract fee is typically required to be paid at the time the contract is entered into and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Additionally, the Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators. Such costs, which are reimbursable by its clients, are excluded from direct costs and net revenues.

         Direct costs consist of compensation and related fringe benefits for project-related employees, unreimbursed project-related costs and indirect costs including facilities, information systems and other costs. Selling, general and administrative expenses consist of compensation and related fringe benefits for sales and administrative employees, professional services and advertising costs, as well as unallocated costs related to facilities, information systems and other costs.

ACQUISITIONS

         During the quarter, the Company acquired two European based contract research organizations, U-Gene Research BV ("U-Gene"), headquartered in Utrecht, The Netherlands, and GMI Gesellschaft fur Angewandte Mathematik und Informatik mbH ("gmi"), headquartered in Munich, Germany. U-Gene provides a full range of clinical drug development services including Phase II-IV clinical trial design and management, and Phase I and II(a) research studies at its 38-bed, clinical pharmacology unit. gmi provides a wide range of clinical drug development services including Phase II to IV clinical trials, seminars and in-house training programs and presentations and specializes in health/pharmocoeconomic studies. Both acquisitions were accounted for using the purchase method of accounting, with goodwill as a result of the transaction being amortized over 30 years. The U-Gene acquisition was completed as of June 30, 1997 and the gmi acquisition was completed on September 3, 1997. The results of operations are included in the Company's results of operations from the respective dates of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996


         Net revenues increased by $8.9 million, or 247%, from $3.6 million for the three months ended September 30, 1996 to $12.5 million for the three months ended September 30, 1997. The increase in net revenues was due to: (a) 62 new projects in the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, which resulted in net revenues of $4.0 million for the three months ended September 30, 1997; (b) a net increase in revenues recognized on existing projects of $1.0 million; and (c) an increase of approximately $3.9 million in net revenues relating to the acquisitions. Revenues from G.D. Searle & Co. accounted for approximately 49% of net revenues for the three months ended September 30, 1997. Net revenues from clients other than G.D. Searle & Co. increased $4.4 million, or 220%, from $2.0 million for the three months ended September 30, 1996 to $6.4 million for the three months ended September 30, 1997.


         Direct costs increased by $4.7 million, or 191%, from $2.4 million for the three months ended September 30, 1996 to $7.1 million for the three months ended September 30, 1997. This increase is primarily comprised of: (a) approximately $3.8 million in direct salaries and fringe benefits to support the increases in net revenues for the period; and (b) an increase of approximately $539,000 in indirect costs in connection with projects, including allocated facility, unreimbursed project-related and other costs which also increased to support the growth in business activity. Direct costs expressed as a percentage of net revenues decreased from 67.7% for the three months ended September 30, 1996 to 56.8% for the three months ended September 30, 1997. The decrease in those costs as a percentage of net revenues is due primarily to the absorption of direct project-related costs over a larger revenue base, as net revenues increased by 247% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, while direct costs increased by 191% over the same periods.


         Selling, general and administrative expenses increased by $2.5 million, or 311%, from $818,000 for the three months ended September 30, 1996 to $3.4 million for the three months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net revenues increased from 22.7% for the three months ended September 30, 1996 to 26.8% for the three months ended September 30, 1997. The increase is primarily comprised of: (a) an increase of approximately $1.5 million in salaries and benefits, which is the result of the Company's continued efforts to increase its infrastructure in order to support the growth in business activity; and (b) increases in training ($168,000), contractual services ($118,000), recruiting ($109,000), and marketing and advertising ($101,000) expenses for the three months ended September 30, 1997 as compared to the same period in 1996.

         Depreciation and amortization expense increased $463,000, or 911%, from $51,000 for the three months ended September 30, 1996 to $514,000 for the three months ended September 30, 1997. The increase was due to capital expenditures associated with the three offices opened by the Company in 1996 and amortization of goodwill as a result of the U-Gene and gmi acquisitions.

         Interest expense, net of interest income, increased by $187,000, from $3,000 for the three months ended September 30, 1996 to $190,000 for the three months ended September 30, 1997 due to the Company's borrowings during the three months ended September 30, 1997 relating to the U-Gene acquisition. This indebtedness was repaid with the proceeds of the Company's IPO.

         Income taxes of $373,000, or 28.1% of income before income taxes and extraordinary item, were recorded for the three months ended September 30, 1997 as compared to no income taxes being recorded for the three months ended September 30, 1996. Income taxes were not provided prior to the Company's IPO as the Company was taxed as an S corporation.

         Net loss of $(188,000) for the three months ended September 30, 1997 includes a $1.1 million extraordinary loss associated with the early extinguishment of indebtedness which resulted from long-term borrowings made by the Company in connection the U-Gene acquisition prior to the Company's IPO, that were repaid with the proceeds from the IPO.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996


         Net revenues increased by $17.4 million, or 210%, from $8.3 million for the nine months ended September 30, 1996 to $25.7 million for the nine months ended September 30, 1997. The increase in net revenues was due to: (a) 70 new projects in the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, which resulted in net revenues of $7.9 million for the nine months ended September 30, 1997; (b) a net increase in revenues recognized on existing projects of $5.6 million; and (c) an increase of approximately $3.9 million in net revenues relating to the acquisitions. Revenues from G.D. Searle & Co. accounted for approximately 56% of net revenues for the nine months ended September 30, 1997. Net revenues from clients other than G.D. Searle & Co. increased $6.3 million, or 129%, from $4.9 million for the nine months ended September 30, 1996 to $11.2 million for the nine months ended September 30, 1997.

         Direct costs increased by $8.9 million, or 157%, from $5.6 million for the nine months ended September 30, 1996 to $14.5 million for the nine months ended September 30, 1997. This increase is primarily comprised of: (a) approximately $6.2 million in direct salaries and fringe benefits to support the increases in net revenues for the period; and (b) an increase of approximately $2.2 million in indirect costs in connection with projects, including allocated facility, unreimbursed project-related and other costs which also increased to support the growth in business activity. Direct costs expressed as a percentage of net revenues decreased from 67.7% for the nine months ended September 30, 1996 to 56.3% for the nine months ended September 30, 1997. The decrease in those costs as a percentage of net revenues is due primarily to the absorption of direct project-related costs over a larger revenue base, as net revenues increased by 210% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, while direct costs increased by 157% over the same periods.

         Selling, general and administrative expenses increased $5.6 million, or 304%, from $1.8 million for the nine months ended September 30, 1996 to $7.4 million for the nine months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net revenues increased from 22.1% for the nine months ended September 30, 1996 to 28.8% for the nine months ended September 30, 1997. The increase is primarily comprised of: (a) an increase of approximately $3.4 million in salaries and benefits, which is the result of the Company's continued efforts to increase its infrastructure in order to support the growth in business activity for the nine months ended September 30, 1997 as compared to the same period in 1996; and (b) increases in training ($438,000), contractual services ($470,000), recruiting ($366,000), conferences and seminars ($218,000) and marketing and advertising ($247,000) expenses for the nine months ended September 30, 1997 as compared to the same period in 1996.

         Depreciation and amortization expense increased $662,000, or 463%, from $143,000 for the nine months ended September 30, 1996 to $805,000 for the nine months ended September 30, 1997. The increase was due to capital expenditures associated with the three offices opened by the Company in 1996 and amortization of goodwill as a result of the U-Gene and gmi acquisitions.

         Interest expense, net of interest income, increased by $220,000, from $28,000 for the nine months ended September 30, 1996 to $248,000 for the nine months ended September 30, 1997 due to the Company's borrowings during the three months ended September 30, 1997 relating to the U-Gene acquisition. This indebtedness was repaid with the proceeds of the Company's IPO.

         Income taxes of $373,000, or 13.6% of income before income taxes and extraordinary item, were recorded for the nine months ended September 30, 1997 as compared to no income taxes being recorded for the nine months ended September 30, 1996. Income taxes were not provided prior to the Company's IPO as the Company was taxed as an S corporation.

         Net income of $1.2 million for the nine months ended September 30, 1997 includes a $1.1 million extraordinary loss associated with the early extinguishment of indebtedness which resulted from long-term borrowings made by the Company in connection the U-Gene acquisition prior to the Company's IPO, that were repaid with the proceeds from the IPO.


LIQUIDITY AND CAPITAL RESOURCES

         On August 22, 1997, the Company completed its IPO of 4,140,000 shares of common stock at a price to the public of $14.00 per share. Of the 4,140,000 shares sold, 3,540,000 were sold by the Company and 600,000 shares were sold by selling shareholders. Net proceeds to the Company approximated $45.3 million.

         Cash and cash equivalents increased by $7.3 million for the nine months ended September 30, 1997 as a result of cash used in operating and investing activities of $487,000 and $34.0 million, respectively, and cash provided by financing activities of $41.8 million. Net cash used in operating activities resulted primarily from net income offset by the net change in working capital items.

         Investing activities for the nine months ended September 30, 1997 consisted primarily of the costs related to the U-Gene and gmi acquisitions of $22.8 million and the purchase of available for sale securities of $9.8 million. Financing activities for the nine months ended September 30, 1997 primarily consisted of $45.3 million of net proceeds from the Company's IPO.

         Cash and cash equivalents increased by $730,000 for the nine months ended September 30, 1996 as a result of cash provided by operating activities of $1.7 million, and cash used by investing and financing activities of $277,000 and $705,000, respectively. Net cash used by operating activities resulted primarily from net income offset by the net change in working capital items.

         Investing activities for the nine months ended September 30, 1996 consisted of property and equipment purchases. Financing activities for the nine months ended September 30, 1996 consisted primarily of borrowings under the Company's line of credit and distributions to shareholders.

         The Company has a $20 million credit facility with a U.S. bank. The credit facility bears interest at a rate equal to either LIBOR plus the Applicable Margin (as defined), or the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%. All amounts outstanding thereunder become due and payable in June, 2000. At September 30, 1997, there were no amounts outstanding under the credit facility.

         The Company has a $1.9 million computer and a $630,000 furniture lease line of credit with a bank. Amounts drawn on these lines are payable over a 4-5 year term from the date of funding. These lines expire on March 31,1998. The monthly installment payments are equal to 1.80%-2.23% and 1.71%-1.76% of the total computer and furniture draws, respectively. Amounts drawn on these lines of credit totaled $2.2 million at September 30, 1997.

         The Company's primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions, and facility related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its credit facility, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financings will be available on terms acceptable to the Company.

RECENT EVENTS

         On October 28, 1997 the Company announced the signing of a non-binding letter of intent to acquire 100% of the stock of ACER/EXCEL Inc. ("ACER") The transaction would be effected through an exchange of both cash and stock and would be accounted for under the purchase method of accounting. Under the proposed agreement, which is expected to be completed by January 1998, Kendle would acquire ACER for approximately $36 million, consisting of approximately
1.2 million shares of stock and $17 million in cash. The share portion of the consideration is subject to a pricing formula based on the stock's fair market value. The proposed transaction is subject to the negotiation and execution of a definitive agreement and other approvals.


NEW ACCOUNTING PRONOUNCEMENTS


         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to simplify the existing computational guidelines for computing earnings per share ("EPS") and provides for the elimination of primary EPS replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. SFAS No. 128 is effective for the Company for the year ending December 31, 1997. The effect of the adoption of this statement would have increased the Company's pro forma net income per share for the three and nine months ended September 30, 1997 by approximately 12% and 11%, respectively.



         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This standard establishes a requirement for display of Comprehensive Income in general-purpose financial statements for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of the standard to be material.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

         Information set forth in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements reflect management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

         The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the actual operating performance, the ability of the combined businesses to be integrated with Kendle's operations, the ability to penetrate new markets, the ability of joint venture businesses to be integrated with Kendle's operations, and the ability to maintain large client contracts or to enter into new contracts, and the other risk factors set forth in the Company's recent SEC filings on Form S-1 and S-8, copies of which are available upon request from Kendle's investor relations department.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities

         Report of Sales of Securities and Use of Proceeds Therefrom
         -----------------------------------------------------------

         -    Name of Seller--Kendle International Inc.
         -    Effective Date of Registration Statement--August 21, 1997.
         -    SEC File Number Assigned to the Registration Statement--
              333-30581.
         -    CUSIP Number--48880L 10 7
         -    Date the Offering Commenced--August 22, 1997.
         -    The offer did not terminate before any securities were sold.
         - The offer did not terminate prior to the sale of all securities registered.
         - Managing Underwriters---Lehman Brothers and J.C. Bradford & Co. Title of Security--Common Stock, no par value; ISSUER-- Amount registered--3,540,000 (includes Underwriters' over-allotment option); Aggregate price of offering amount registered--$49,560,000; Amount sold--3,540,000; Aggregate offering price of amount sold--$49,560,000; SELLING SHAREHOLDERS--Amount registered--600,000; Aggregate offering price of amount registered--$8,400,000; Amount sold--600,000; Aggregate offering price of amount sold--$8,400,000.

         - Offering expenses for the issuer--Underwriting discounts and commissions--$3,469,200; Other expenses--$839,246
         -    Net proceeds to the issuer after total expenses--$45,251,554
         - Use of Proceeds--Acquisition of business--$10.0 million (cash portion of gmi acquisition); Repayment of indebtedness--$13.8 million; S corporation distribution to shareholders--$1.3 million; Working capital--$1.0 million.
         - The use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus.


Item 3.           Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.           Other Information - - Not applicable

Item 6.           Exhibits and Reports on Form 8-K

         (a)   Exhibits

         Exhibits                         Description
         --------                         -----------

         11                               Statement Regarding Computation of
                                               Earnings Per Share
         27.1                             Financial Data Schedule



         (b) The Company filed one report during the quarter ended September 30, 1997 on Form 8-K, dated September 18, 1997, in which the Company reported its acquisition of gmi under Item 2. "Acquisition or Disposition of Assets." No other reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  KENDLE INTERNATIONAL INC.




                                  By: /s/ Candace Kendle Bryan
                                      -------------------------------------
Date:  November 14, 1997              Candace Kendle Bryan
                                      Chairman of the Board and Chief
                                      Executive Officer




                                  By: /s/ Timothy M. Mooney
                                      -------------------------------------
Date:  November 14, 1997              Timothy M. Mooney
                                      Vice President - Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                     Description
         --------                     -----------

         11                           Statement Regarding Computation of
                                               Earnings Per Share
         27.1                         Financial Data Schedule