Form 10-K
period 1997-12-31
KENDLE INTERNATIONAL INC
filed 1998-03-31
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1997
                                       OR

          ( ) Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

Commission File Number 000-23019

                           KENDLE INTERNATIONAL INC.

         Ohio                                             IRS Employer ID
(State or other jurisdiction                               No. 31-1274091
of incorporation or organization)

                                700 Carew Tower
                                441 Vine Street
                             Cincinnati, Ohio 45202
                                  513-381-5550

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, 8,602,425 shares of no par value Common Stock were issued and outstanding.

                      Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1998 Annual Meeting of Shareholders are incorporated by reference in Parts I, II and III as specified.

See Exhibit Index on page 8.

                                 11 Total Pages

                           KENDLE INTERNATIONAL INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

Part I                                                                                  Page
        Item 1 - Business ................................................................3
        Item 2 - Properties ..............................................................4
        Item 3 - Legal Proceedings .......................................................5
        Item 4 - Submission of Matters to a Vote of Security Holders .....................5

Part II

        Item 5 - Market for Registrant's Common Equity and Related
                 Shareholder Matters .....................................................5
        Item 6 - Selected Financial Data .................................................5
        Item 7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .....................................5
        Item 7A- Quantitative and Qualitative Disclosures About Market Risk...............5
        Item 8 - Financial Statements and Supplementary Data .............................6
        Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................................................6

Part III

        Item 10 - Directors and Executive Officers of the Registrant .....................6
        Item 11 - Executive Compensation .................................................6
        Item 12 - Security Ownership of Certain Beneficial Owners and Management .........6
        Item 13 - Certain Relationships and Related Transactions .........................6

Part IV

        Item 14 - Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K ......................................................7

                                     PART I

                                    ITEM 1.

                                    BUSINESS
                                    --------

        Kendle International Inc. (the "Company") is a contract research organization ("CRO") that provides a broad range of clinical research and drug development services to the pharmaceutical and biotechnology industries. The Company augments the research and development activities of pharmaceutical and biotechnology companies by offering high quality, value added clinical research services and proprietary information technology designed to reduce drug development time and expense. The Company's services include Phase I through IV clinical trial design and management, clinical data management, biostatistical analysis, medical writing and regulatory consultation and representation.

        The Company believes that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase as these companies strive to increase revenues through faster drug development while also dealing with cost containment pressures. The CRO industry, by specializing in clinical trials management is often able to perform the needed services with a higher level of expertise or specialization, more quickly and at a lower cost than a customer could perform the services internally.

        The Company's strategy is to continue to enhance its reputation as a high-quality provider of a full range of CRO services. The Company's strategy consists of the following key elements: (i) continue to expand its broad range of therapeutic expertise; (ii) offer its customers "one-stop shopping" with a full range of services that encompass the clinical research process and complement the research and development departments of its customer; (iii) expedite the drug development process through innovative information technology offered via the Company's proprietary TrialWare(SM) software; (iv) continue to build a brand presence that portrays high quality work; and (v) supplement internal growth through strategic acquisitions that expand the Company's geographic presence and add to the Company's clinical research capabilities in existing or new therapeutic areas or service offerings.

        On August 22, 1997, the Company and its shareholders completed an initial public offering of 4,140,000 shares of common stock at a price to the public of $14.00 per share. Of the 4,140,000 shares sold, 3,540,000 were sold by the Company and 600,000 shares were sold by selling shareholders. Proceeds to the Company approximated $49.6 million, net of underwriting commissions and discounts and offering expenses of $4.4 million.

        During the year, the Company acquired two European-based CROs, U-Gene Research BV ("U-Gene"), headquartered in Utrecht, The Netherlands, and GMI Gesellschaft fur Angewandte Mathematik und Informatik mbH ("gmi"), headquartered in Munich, Germany. U-Gene provides a full range of clinical drug development services including Phase II through IV clinical trial design and management, data management, statistical analysis, as well as Phase I and II(a) research studies at its 42-bed, clinical pharmacology unit. gmi provides a wide range of clinical drug development services, including Phase II through IV clinical trial design and management, as well as capabilities in seminars and training programs and health/pharmocoeconomics studies.

        The Company completed its acquisition of ACER/EXCEL Inc. ("ACER/EXCEL"), a full-service CRO headquartered in Cranford, New Jersey, as of February 12, 1998. ACER/EXCEL provides clients with Phase II through IV clinical trial management, data collection, statistical analysis and regulatory document preparation. ACER/EXCEL employs approximately 140 experienced professionals in its Cranford, New Jersey; New London, Connecticut; and San Diego, California offices. It also provides drug development services to the Pacific Rim, through a joint venture which operates a CRO headquartered in Beijing, China, and through a limited partnership in Taiwan.

        The Company's net revenues from G.D. Searle & Co. accounted for 54%, 48% and 42% of the Company's total net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

        See Note 16 to the consolidated financial statements included on Page 32 of the Registrant's Annual Report for geographic information of the Company.

Competition
-----------

        The Company primarily competes against in-house research and development departments of pharmaceutical and biotechnology companies, universities, teaching hospitals and other full-service CROs, some which possess substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to manage large-scale trials on a global basis, medical database management capabilities, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price.

        The CRO industry is highly fragmented with several hundred CROs ranging from small, limited-service providers to full-service, global drug development corporations. The Company's competitors include, among other companies, ClinTrials Research Inc., Covance, Inc., IBAH, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc. and Quintiles Transnational Corporation.


Employees
---------

        As of February 27, 1998, the Company had approximately 865 employees. None of the Company's employees are covered by a collective bargaining agreement.


                                    ITEM 2.

                                   PROPERTIES
                                   ----------

        The Company leases all of its facilities. The Company's principal executive offices are located in Cincinnati, Ohio, where it leases approximately 56,000 square feet under a lease expiring in 2006. The Company also maintains offices in Chicago, Illinois; Los Angeles, California; San Diego, California; New London, Connecticut; Cranford, New Jersey; Princeton, New Jersey; London, England; Milan, Italy; Utrecht, The Netherlands; Munich, Germany; and through a joint venture in Beijing, China.

        Management believes that such offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.

                                    ITEM 3.

                               LEGAL PROCEEDINGS
                               -----------------

        The Company currently is not involved in any material litigation, nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

                                    ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

                                    ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS
                     --------------------------------------

        "Quarterly Financial Data" on page 11 and "Transfer Agent and Registrar and Stock Information" on page 35 of the Registrant's Annual Report to Shareholders for 1997 are incorporated herein by reference. The Company has not paid dividends on its Common Stock since inception.


                                    ITEM 6.

                            SELECTED FINANCIAL DATA
                            -----------------------

        "Selected Financial Data" beginning on page 9 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.

                                    ITEM 7.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 12 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.


                                   ITEM 7A.

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       ------------------------------------------------------------

        Not applicable.

                                    ITEM 8.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

        The following Financial Statements of the Registrant beginning on page 18 of its Annual Report to Shareholders for 1997, are incorporated herein by reference:

        1. Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

        2.      Consolidated Balance Sheets as of December 31, 1997 and 1996.

        3. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

        4. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

        5.      Notes to Consolidated Financial Statements.

        6.      Report of Independent Public Accountants.

        All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Unaudited Supplementary Data
----------------------------

        "Selected Quarterly Financial Data" on page 11 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.

                                    ITEM 9.

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None

                                    PART III

        Items 10., 11., 12. and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Shareholders Meeting as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

                                    ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------

        (a) 1 and 2 - All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously beginning on page 6. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.


        (b)     3 - Exhibits.

Exhibit
Number                         Description of Exhibit                             Filing Status
------                         ----------------------                             -------------
2.1     Stock Purchase Agreement dated July 1, 1997 by and among the Company and
        Shareholders of U-Gene                                                           A

2.2     Escrow Agreement dated June 27, 1997 among the Company, Keating,                 A
        Muething & Klekamp, P.L.L., Bio-Medical Research Holdings, B.V.,
        Utrechtse Particatiemaatschappij B.V., P.J. Morrison, T.S. Schwarz, I.M.
        Hoepelman , Ph.K. Peterson, J. Remington, M. Rozenberg-Arska and L.G.W.
        Sterkman                                                                         A

2.3     Share Purchase Agreement dated July 2, 1997 by and among the Company and         A
        Shareholders of gmi

2.4     Stock Purchase Agreement dated February 11, 1998 by and among the Company
        and the Shareholders of ACER/EXCEL                                               B

2.5     Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan
        Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as
        Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp
        Trust-South Dakota and the Fifth Third Bank                                      C

2.6     Registration Rights Agreement dated February 11, 1998 between the
        Company and Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven
        Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo               C
        Jennifer Lee, Citicorp Trust-South Dakota

3.1     Restated and Amended Articles of Incorporation                                   A

3.2     Amended and Restated Code of Regulations                                         A

4       Specimen Common Stock Certificate                                                A

10.1    Amended and Restated Shareholders' Agreement dated June 26, 1997                 A

10.2    Revolving Credit Loan Agreement, dated August 9, 1996 by and between the
        Company and Star Bank, N.A., as amended on November 27, 1996 and
        February 13, 1997                                                                A

10.3    Promissory Note dated August 9, 1996 made by the Company in favor of
        Star Bank, N.A., in the principal amount of $2,000,000                           A

10.4    Master Lease Agreement dated November 27, 1996 by and between the
        Company and Bank One Leasing Corporation, as amended on April 18, 1997           A

10.5    Master Equipment Lease dated January 31, 1995 by and between the Company
        and Star Bank, N.A.                                                              A

10.6    Master Equipment Lease dated August 16, 1996 by and between the Company
        and the Fifth Third Leasing Company                                              A

10.7    Lease Agreement dated December 9, 1991 by and between the Company and
        Carew Realty, Inc., as amended on December 30, 1991, March 18,1996,
        October 8, 1996 and January 29, 1997                                             A

10.8    Indemnity Agreement dated June 21, 1996 by and between the Company and
        Candace Kendle Bryan                                                             A

10.9    Indemnity Agreement dated June 21, 1996 by and between the Company and
        Christopher C. Bergen                                                            A

10.10   Indemnity Agreement dated June 21, 1996 by and between the Company and
        Timothy M. Mooney                                                                A

10.11   Indemnity Agreement dated May 14, 1997 by and between the Company and
        Charles A. Sanders                                                               C

10.12   Indemnity Agreement dated May 14, 1997 by and between the Company and
        Philip E. Beekman                                                                C

10.13   Credit Agreement by and between the Company and NationsBank, N.A.
        dated June 26, 1997                                                              A

10.14   Investment Agreement by and between the Company and NationsBank,
        N.A. Investment Corporation dated June 26, 1997                                  A

10.15   Clinical Development Services Agreement dated January 8, 1996 by and
        between the Company and Amgen Inc.                                               A

10.16   Clinical Trial Services Agreement dated April 26, 1996 by and between
        the Company and G.D. Searle & Co.                                                A


10.17   Clinical Trial Service Agreement between the Company and G.D. Searle &
        Company dated September 23, 1997.                                                 C

10.18   Clinical Development Agreement dated August 12, 1995 by and between the
        Company and Procter & Gamble Pharmaceuticals, Inc.                                A

10.19   Amended and Restated Credit Agreement dated as of February 26, 1998 by
        and between the Company and NationsBank, N.A.                                     C

                  MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.20   1995 Stock Option and Stock Incentive Plan                                        A

10.21   1995 Stock Option and Stock Incentive Plan -Individual Stock Option
        Agreement for Incentive Stock Option (contained in Exhibit 10.20)                 A

10.22   1997 Stock Option and Stock Incentive Plan                                        A

10.23   Form of Protective Compensation and Benefit Agreement                             A

13      Annual Report to Shareholders for 1997                                            C

21      List of Subsidiaries                                                              A

27.1    Financial Data Schedule for year ended December 31, 1997                          C

27.2    Amended Financial Data Schedule for the nine months ended September 30, 1997      C

27.3    Amended Financial Data Schedule for the six months ended June 30, 1997            C

27.4    Amended Financial Data Schedule for the three months ended March 31, 1997         C

27.5    Amended Financial Data Schedule for the year ended December 31, 1996              C


Exhibit
Number                          Description of Exhibit
------                          ----------------------

A Incorporated by reference to Registration Statement No. 333-30581 filed under the Securities Act of 1933

B       Filed as an exhibit to Form 8-K dated November 13, 1997

C       Filed herewith

(c) The Company filed one report during the quarter ended December 31, 1997 on Form 8-K, dated November 13, 1997, in which the Company announced the signing of a non-binding letter of intent to acquire 100% of the stock of ACER/EXCEL Inc. under Item 5. "Other Events". No other reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KENDLE INTERNATIONAL INC.
                           -------------------------

                                                  /s/ Candace Kendle Bryan
DATE SIGNED:  March 31, 1998                      --------------------------
                                                  Candace Kendle Bryan
                                                  Chairman and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                        Date
---------                           --------                        ----

/s/ Candace Kendle Bryan         Chairman of the Board of        March 31, 1998
-------------------------       Directors and Chief Executive
Candace Kendle Bryan            Officer

/s/ Christopher C. Bergen       President, Chief Operating      March 31, 1998
-------------------------       Officer, Secretary and Director
Christopher C. Bergen

/s/ Timothy M. Mooney           Vice President - Finance,       March 31, 1998
-------------------------       Chief Financial Officer,
Timothy M. Mooney               Treasurer, Assistant Secretary
                                (Chief Accounting Officer) and
                                Director

/s/ Philip E. Beekman           Director                        March 31, 1998
-------------------------
Philip E. Beekman

/s/ Charles A. Sanders          Director                        March 31, 1998
-------------------------
Charles A. Sanders