Form 10-Q
period 1998-03-31
KENDLE INTERNATIONAL INC
filed 1998-05-15
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                      Commission file number  000-23019
                                             --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,293,580 shares of common stock, no par value, as of April 30, 1998.

                            KENDLE INTERNATIONAL INC.

                                      INDEX


                                                                                                  PAGE
                                                                                                  ----
Part I.            Financial Information


         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - March 31, 1998
                           and December 31, 1997                                                   3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended March 31, 1998 and 1997                                    4

                     Condensed Consolidated Statements of Comprehensive
                           Income - Three Months Ended March 31, 1998 and 1997                     5

                     Condensed Consolidated Statements of Cash Flows - Three
                           Months Ended March 31, 1998 and 1997                                    6

                     Notes to Condensed Consolidated Financial Statements                          7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                              10


Part II.           Other Information                                                              14


         Item 2.     Changes in Securities                                                        14

         Item 6.     Exhibits and Reports on Form 8-K                                             14


Signatures                                                                                        15

Exhibit Index                                                                                     16

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              March 31,      December 31,
                                                                                1998            1997
                                                                             ------------    ------------
                                                                             (Unaudited)
                                           ASSETS
Current assets:
     Cash and cash equivalents                                               $  7,942,400    $ 15,766,963
     Available for sale securities                                              1,897,693       8,438,650
     Accounts receivable                                                       19,946,782      15,027,791
     Unreimbursed investigator and project costs                                6,354,429       5,174,967
     Other current assets                                                       2,734,288       1,845,297
                                                                             ------------    ------------
               Total current assets                                            38,875,592      46,253,668
                                                                             ------------    ------------
Property and equipment, net                                                     8,526,430       6,194,692
Excess of purchase price over net assets acquired, net                         41,109,306      25,929,433
Other assets                                                                    4,143,952       1,246,815
                                                                             ------------    ------------
               Total assets                                                  $ 92,655,280    $ 79,624,608
                                                                             ============    ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                     $    923,707    $    627,836
     Trade payables                                                             8,281,432       9,837,358
     Advances against investigator and project costs                            1,546,667       1,303,310
     Advance billings                                                          11,440,341       8,066,286
     Other accrued liabilities                                                  6,033,803       5,708,505
                                                                             ------------    ------------
         Total current liabilities                                             28,225,950      25,543,295
                                                                             ------------    ------------
Obligations under capital leases, less current portion                          2,092,389       1,617,256
Note payable -- escrow agreement                                                1,440,000       1,470,000
Other noncurrent liabilities                                                      980,652         645,248
                                                                             ------------    ------------
         Total liabilities                                                     32,738,991      29,275,799
                                                                             ------------    ------------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 15,000,000 shares authorized; 8,282,685 shares issued and outstanding at March 31, 1998,
         7,582,367 issued and outstanding at December 31, 1997                     75,000          75,000
     Additional paid in capital                                                58,679,723      50,186,639
     Retained earnings                                                          1,796,356         351,970
     Accumulated other comprehensive income                                      (634,790)       (264,800)
                                                                             ------------    ------------
         Total shareholders' equity                                            59,916,289      50,348,809
                                                                             ------------    ------------
               Total liabilities and shareholders' equity                    $ 92,655,280    $ 79,624,608
                                                                             ============    ============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                            March 31,
                                                    ----------------------------
                                                        1998            1997
                                                        ----            ----
Net revenues                                        $ 19,765,139    $  5,961,576
                                                    ------------    ------------

Costs and expenses:
     Direct costs                                     10,836,878       3,375,497
     Selling, general and administrative expenses      5,721,360       1,892,872
     Depreciation and amortization                       900,858         150,066
                                                    ------------    ------------

                                                      17,459,096       5,418,435
                                                    ------------    ------------

        Income from operations                         2,306,043         543,141

Other income (expense):
     Interest income                                     200,864          11,803
     Interest expense                                    (51,843)        (30,932)
     Other                                                22,885           4,860
                                                    ------------    ------------

Income before income taxes                             2,477,949         528,872

Income tax expense                                     1,033,563
                                                    ------------    ------------

        Net income                                  $  1,444,386    $    528,872
                                                    ============    ============

Pro forma income data:
     Net income                                                     $    528,872
     Pro forma adjustment for income taxes                               211,549
                                                                    ------------

     Pro forma net income                                           $    317,323
                                                                    ============

Income per share data (pro forma for 1997):
Basic:
      Net income per share                          $       0.18    $       0.09
                                                    ============    ============

      Weighted average shares outstanding              7,959,716       3,650,000

Diluted:
      Net income per share                          $       0.17    $       0.08
                                                    ============    ============

      Weighted average shares and potential
        shares outstanding                             8,611,089       4,030,065






The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)




                                                                  For the Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                      1998           1997
                                                                      ----           ----
Net income                                                        $ 1,444,386    $   528,872
                                                                  -----------    -----------

Other comprehensive income, net of tax:
     Foreign currency translation adjustments                        (435,222)
     Unrealized holdings gains on available for sale securities        65,232
                                                                  -----------    -----------


Comprehensive income                                              $ 1,074,396    $   528,872
                                                                  ===========    ===========































The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        For the Three Months Ended
                                                                                  March 31,
                                                                       ----------------------------
                                                                            1998            1997
                                                                            ----            ----
Net cash used in operating activities                                  $ (2,272,576)   $ (2,303,472)
                                                                       ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of available for sale securities                  8,489,409
     Acquisitions of property and equipment                                (948,170)       (268,025)
     Additions to software costs                                           (217,865)        (52,538)
     Acquisition of business, less cash acquired                         (9,798,307)
     Cash placed in escrow as a result of business acquisition           (2,820,000)
                                                                       ------------    ------------
Net cash used in investing activities                                    (5,294,933)       (320,563)
                                                                       ------------    ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                 31,992
     Payments on capital lease obligations                                 (177,429)       (107,254)
     Distributions to shareholders                                                         (466,000)
     Amounts payable - book overdraft                                                     1,163,789
                                                                       ------------    ------------
Net cash provided by (used in) financing activities                        (145,437)        590,535
                                                                       ------------    ------------

Effects of exchange rates on cash and cash equivalents                     (111,617)

Net decrease in cash and cash equivalents                                (7,824,563)     (2,033,500)
Cash and cash equivalents:
     Beginning of period                                                 15,766,963       2,047,476
                                                                       ------------    ------------
     End of period                                                     $  7,942,400    $     13,976
                                                                       ============    ============

Supplemental schedule of noncash investing and financing activities:

Acquisition of equipment under capital lease obligations                               $    483,839
                                                                                       ============

Acquisition of Business (Note 3):

      Fair value of assets acquired                                    $ 23,230,088
      Fair value of liabilities assumed                                  (4,975,689)
      Stock issued                                                       (8,456,092)
                                                                       ------------

     Net cash payments                                                 $  9,798,307
                                                                       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K filed by Kendle International Inc. ("the Company") on March 31, 1998 with the Securities and Exchange Commission.

          The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2. NET INCOME PER SHARE DATA:

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," net income per basic share is computed using the weighted average common shares outstanding for all periods presented. Net income per diluted share is computed using the weighted average common shares and potentially dilutive common shares outstanding for all periods presented.

          The weighted average shares and potential shares outstanding used in computing net income per diluted share have been calculated as follows:

                                                   1998        1997
                                                   ----        ----
          Weighted average common shares
             outstanding                        7,959,716   3,650,000
          Stock purchase warrants                 153,738
          Stock options                           651,373     226,327
                                                ---------   ---------

          Weighted average shares and
             potential shares outstanding       8,611,089   4,030,065

3.    ACQUISITION:

          On February 12, 1998, the Company completed its acquisition of ACER/EXCEL Inc. ("ACER/EXCEL"), headquartered in Cranford, New Jersey. Total acquisition costs consisted of $14.4 million in cash and 987,574 shares of the Company's Common Stock. The total purchase price includes $6.0 million ($2.8 million in cash and 197,516 shares of the Company's Common Stock) placed in escrow pending resolution of an issue relating to ACER/EXCEL's S corporation tax status. In early 1998, ACER/EXCEL determined that, with respect to its tax status as an S corporation, certain inadvertent terminating events occurred in 1991. ACER/EXCEL has filed a request for waiver of its inadvertent termination status retroactive to the date of the terminating events and expects to be granted such waiver, at which time the escrowed amounts will be paid to the seller. This amount has not been included as consideration in the computation of the excess of acquisition costs over net assets acquired. Such escrowed amounts, once released, will increase purchase price and the excess of acquisition costs over net assets acquired.

          An additional $2.0 million (124,224 shares of the Company's Common Stock) was placed in escrow to be released to the selling shareholders, $1.0 million in February, 1999 and $1.0 million in February, 2000, for indemnification of sellers' representation and warranties. The value of the stock consideration was determined for financial reporting purposes as of December 23, 1997, the date the purchase price was agreed to. Valuation of the Common Stock was based on an appraisal obtained by the Company which discounted the shares due to lock-up restrictions and the lack of registration of the shares.

          The acquisition has been accounted for using the purchase method of accounting, with goodwill as a result of the transaction being amortized over 30 years. The results of operations are included in the Company's results from the date of acquisition.

          The following unaudited pro forma results of operations assume the acquisition of ACER/EXCEL occurred at the beginning of each year:

                                                             Three Months Ended                Three Months Ended
                                                                March 31, 1998                     March 31, 1997
                                                                --------------                     --------------
       Net revenues                                                  $21,028,762                    $9,103,833

       Net income                                                     $1,359,463                    $1,535,516

       Net income (assuming the Company
           was taxed as a C corporation throughout 1997)              $1,359,463                      $921,309


       Net income per diluted share (assuming
           the Company was taxed as a
           C corporation throughout 1997)                                  $0.15                         $0.20

       Weighted average shares and potential shares outstanding        8,921,812                     4,695,899

          The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the ACER/EXCEL acquisition been consummated as of January 1, 1997 and 1998, nor are they necessarily indicative of future operating results.

4.    COMPREHENSIVE INCOME:

          In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires display of comprehensive income in a set of general purpose financial statements. Comprehensive income is defined as changes in equity of a business enterprise during a period from transactions and other events from non-owner sources. In accordance with SFAS No. 130, the Company has displayed a statement of comprehensive income for all periods presented.

          Accumulated other comprehensive income was as follows:

                                                           March 31, 1998         December 31, 1997
                                                           --------------         -----------------
       Net unrealized holdings gains (losses)
            on available for sale securities, net
            of tax                                        $       64,473             $         (759)
       Cumulative foreign currency translation
           adjustment                                           (699,263)                  (264,041)
                                                           --------------            --------------

       Accumulated other comprehensive
           income                                            $  (634,790)               $  (264,800)


5.    INCOME TAXES:

          The condensed consolidated financial statements of the Company for the three months ended March 31, 1997 do not include a provision for income taxes because the taxable income of the Company was included in the income tax returns of the individual shareholders under the S corporation election. Pro forma income data is presented to give effect to a tax provision on taxable income for financial reporting purposes using statutory federal, state and local rates that would have resulted if the Company had filed corporate tax returns during this period.

6.    NEW ACCOUNTING PRONOUNCEMENTS:

          In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines the accounting for computer software developed or obtained (purchased) for internal use, including (1) a requirement to capitalize specified costs as a long-lived asset, (2) amortization of such amounts, and (3) recognition and measurement of impairment of those amounts. The Company plans to adopt the SOP January 1, 1999. The Company does not believe the adoption of this SOP will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The information set forth and discussed below for the three months ended March 31, 1998 and 1997, is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

     Kendle International Inc. ("the Company") provides integrated clinical research services on a contract basis to the pharmaceutical and biopharmaceutical industries. These services include Phase I through IV clinical trial management, clinical data management, statistical analysis, medical writing and regulatory consultation and representation.

     The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A portion of the contract fee is typically required to be paid at the time the contract is entered into and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Additionally, the Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators. Such costs, which are reimbursable by its customers, are excluded from direct costs and net revenues.

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

ACQUISITIONS

     In 1997, the Company acquired U-Gene Research BV and GMI Gesellschaft fur Angewandte Mathematik und Informatik mbH as of June 30, 1997 and September 3, 1997, respectively.

     In 1998, the Company acquired ACER/EXCEL Inc. ("ACER/EXCEL") headquartered in Cranford, New Jersey, as of February 12, 1998. ACER/EXCEL provides customers with Phase II through IV clinical trial management, data collection, statistical analysis and regulatory document preparation. ACER/EXCEL employs approximately 140 people in its Cranford, New Jersey; New London, Connecticut; and San Diego, California offices. It also provides drug development services to the Pacific Rim, through a joint venture which operates a CRO headquartered in Beijing, China, and through a limited partnership in Taiwan.

     The transactions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The results of operations are included in the Company's results of operations from the dates of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net revenues increased by $13.8 million, or 232%, from $6.0 million for the three months ended March 31, 1997 to $19.8 million for the three months ended March 31, 1998. The increase in net revenues was due to: (a) 35 new projects in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, which resulted in net revenues of $4.6 million for the three months ended March 31, 1998; (b) a net increase in revenues recognized on existing projects of $1.6 million; and (c) an increase of approximately $7.6 million in net revenues relating to the Company's recent acquisitions. Revenues from G.D. Searle & Co. accounted for approximately 43% of net revenues for the three months ended March 31, 1998 and no other customer would have accounted for more than 10% of the Company's net revenues for the three months ended March 31, 1998.

     Direct costs increased by $7.4 million, or 221%, from $3.4 million for the three months ended March 31, 1997 to $10.8 million for the three months ended March 31, 1998. This increase is primarily comprised of: (a) approximately $6.6 million in direct salaries and fringe benefits to support the increases in net revenues for the period; and (b) an increase of approximately $800,000 in indirect costs in connection with projects, including allocated facility, unreimbursed project-related and other costs which also increased to support the growth in business activity. Direct costs expressed as a percentage of net revenues decreased from 56.6% for the three months ended March 31, 1997 to 54.8% for the three months ended March 31, 1998. The decrease in those costs as a percentage of net revenues is due primarily to the absorption of direct project-related costs over a larger revenue base.

     Selling, general and administrative expenses increased by $3.8 million, or 202%, from $1.9 million for the three months ended March 31, 1997 to $5.7 million for the three months ended March 31, 1998. The increase is primarily comprised of: (a) an increase of approximately $2.3 million in salaries and benefits, which is the result of the Company's continued efforts to increase its infrastructure in order to support the growth in business activity; (b) an increase of approximately $541,000 in rent and other facilities expenses; and ( c) an increase of approximately $1.0 million consisting of increases in training, contractual services, recruiting, and marketing and advertising expenses for the three months ended March 31, 1998 as compared to the same period in 1997. Selling, general and administrative expenses as a percentage of net revenues decreased from 31.8% for the three months ended March 31, 1997 to 29.0% for the three months ended March 31, 1998.

     Depreciation and amortization expense increased $751,000, or 500%, from $150,000 for the three months ended March 31, 1997 to $901,000 for the three months ended March 31, 1998. The increase was due to capital expenditures and amortization of goodwill as a result of the Company's recent acquisitions.

     Income taxes of $1.0 million, or 41.7% of income before income taxes were recorded for the three months ended March 31, 1998. No income taxes were recorded with respect to periods prior to the Company's August, 1997 initial public offering ("IPO") as the Company was taxed as an S corporation.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $7.8 million for the three months ended March 31, 1998 as a result of cash used in operating, investing, and financing activities of $2.3 million, $5.3 million and $0.2 million, respectively. Net cash used in operating activities resulted primarily from net income offset by additional working capital used to support the Company's growth. Investing activities for the three months ended March 31, 1998 consisted primarily of the costs related to the ACER/EXCEL acquisition of $9.8 million, net of cash acquired.

     Cash and cash equivalents decreased by $2.0 million for the three months ended March 31, 1997 as a result of cash used in operating and investing activities of $2.3 million and $321,000, respectively, and cash provided by financing activities of $591,000. Net cash used in operating activities resulted primarily from net income offset by additional working capital used to support the Company's growth.

     Investing activities for the three months ended March 31, 1997 consisted primarily of capital expenditures of $268,000. Financing activities for the three months ended March 31, 1997 consisted of distributions to shareholders of $466,000, and payments on capital lease obligations of $107,000 offset by amounts payable-book overdraft of approximately $1.2 million.

     The Company has a $30 million credit facility with a U.S. bank. The credit facility bears interest at a rate equal to either LIBOR plus the Applicable Margin (as defined), or the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%. All amounts outstanding thereunder become due and payable in June, 2000. The facility includes various restrictive covenants including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At March 31, 1998, there were no amounts outstanding under the credit facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires selected information to be reported on the Company's operating segments. Operating segments are determined by the way management structures the segments in making operating decisions and assessing performance. The Company is currently reviewing what changes, if any, this will require on the presentation of the financial statements for fiscal periods beginning after December 15, 1997.

     In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines the accounting for computer software developed or obtained (purchased) for internal use, including (1) a requirement to capitalize specified costs as a long-lived asset, (2) amortization of such amounts, and (3) recognition and measurement of impairment of those amounts. The Company plans to adopt the SOP January 1, 1999. The Company does not believe the adoption of this SOP will have a material impact on its financial statements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

     Certain statements contained in this Form 10-Q that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

     Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, the ability of the combined businesses to be integrated with the Company's operations, the ability to penetrate new markets, the ability of joint venture businesses to be integrated with the Company's operations, and the ability to maintain large customer contracts or to enter into new contracts, and the other risk factors set forth in the Company's recent SEC filings, copies of which are available upon request from the Company's investor relations department.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities

         On February 12, 1998, the Company acquired ACER/EXCEL, Inc. Total acquisition costs consisted of $14.4 million in cash and 987,574 shares of Kendle Common Stock. The issuance of Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Item 3.           Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.           Other Information - - Not applicable

Item 6.           Exhibits and Reports on Form 8-K

         (a)   Exhibits

         Exhibits                                    Description
         --------                                    -----------
         27.1                                        Financial Data Schedule


         (b) The Company filed a Form 8-K, dated February 12, 1998, in which the Company reported its acquisition of ACER/EXCEL under Item 2. "Acquisition or Disposition of Assets." No other reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        KENDLE INTERNATIONAL INC.



                               By: /s/ Candace K. Bryan
                                       -------------------------------
Date:  May 15, 1998                    Candace K. Bryan
                                       Chairman of the Board and Chief
                                       Executive Officer



                               By: /s/ Timothy M. Mooney
                                       -------------------------------
Date:  May 15, 1998                    Timothy M. Mooney
                                       Vice President - Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                                    Description
         --------                                    -----------

         27.1                                  Financial Data Schedule