Form 10-Q
period 1998-06-30
KENDLE INTERNATIONAL INC
filed 1998-08-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                      Commission file number  000-23019
                                             ---------------

                            KENDLE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                           31-1274091
--------------------------------------------------------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


441 Vine Street, Suite 700, Cincinnati, Ohio                        45202
--------------------------------------------------------------------------------
(Address of principal executive offices)                           Zip Code



Registrant's telephone number, including area code   (513) 381-5550
                                                  ----------------------


--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,941,820 shares of common stock, no par value, as of July 31, 1998.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                    Page
                                                                                    ----

Part I.           Financial Information

         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets - June 30, 1998
                    and December 31, 1997                                              3

                    Condensed Consolidated Statements of Operations - Three
                         Months Ended June 30, 1998 and 1997; Six Months
                         Ended June 30, 1998 and 1997                                  4

                    Condensed Consolidated Statements of Comprehensive
                         Income - Three Months Ended June 30, 1998 and 1997; Six
                         Months Ended June 30, 1998 and 1997                            5

                    Condensed Consolidated Statements of Cash Flows - Six
                    Months Ended June 30, 1998 and 1997                                 6

                    Notes to Condensed Consolidated Financial Statements                7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                      12


Part II.          Other Information                                                    18


         Item 5.    Other Information                                                  18

         Item 6.    Exhibits and Reports on Form 8-K                                   18


Signatures                                                                             19

Exhibit Index                                                                          20

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,         December 31,
                                                                                     1998               1997
                                                                               -------------       -------------
                                                                                (Unaudited)

                                       ASSETS
Current assets:
     Cash and cash equivalents                                                  $  53,833,204       $  15,766,963
     Available for sale securities                                                     49,867           8,438,650
     Accounts receivable                                                           22,957,234          15,027,791
     Unreimbursed investigator and project costs                                    7,434,224           5,174,967
     Other current assets                                                           2,326,419           1,845,297
                                                                                -------------       -------------
               Total current assets                                                86,600,948          46,253,668
                                                                                -------------       -------------
Property and equipment, net                                                         9,076,298           6,194,692
Excess of purchase price over net assets acquired, net                             42,587,862          25,929,433
Other assets                                                                        4,418,193           1,246,815
                                                                                -------------       -------------
               Total assets                                                     $ 142,683,301       $  79,624,608
                                                                                =============       =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                        $     923,770       $     627,836
     Trade payables                                                                 6,611,579           9,837,358
     Advances against investigator and project costs                                1,776,360           1,303,310
     Advance billings                                                               8,775,192           8,066,286
     Other accrued liabilities                                                      5,395,615           5,708,505
                                                                                -------------       -------------
         Total current liabilities                                                 23,482,516          25,543,295
                                                                                -------------       -------------
Obligations under capital leases, less current portion                              1,872,653           1,617,256
Note payable -- escrow agreement                                                    1,470,000           1,470,000
Other noncurrent liabilities                                                        1,032,704             645,248
                                                                                -------------       -------------
         Total liabilities                                                         27,857,873          29,275,799
                                                                                -------------       -------------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 15,000,000 shares authorized;
         10,939,320 shares issued and outstanding at June 30, 1998,
         7,582,367 shares issued and outstanding at December 31, 1997                  75,000              75,000
     Additional paid in capital                                                   111,827,129          50,186,639
     Retained earnings                                                              3,355,002             351,970
     Accumulated other comprehensive income                                          (431,703)           (264,800)
                                                                                -------------       -------------
         Total shareholders' equity                                               114,825,428          50,348,809
                                                                                -------------       -------------
               Total liabilities and shareholders' equity                       $ 142,683,301       $  79,624,608
                                                                                =============       =============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three Months Ended        For the Six Months Ended
                                                      June 30,                          June 30,
                                              ----------------------------    ----------------------------
                                                  1998            1997            1998             1997
                                                  ----            ----            ----             ----

Net revenues                                  $ 22,534,019    $  7,210,135    $ 42,299,158    $ 13,171,711
                                              ------------    ------------    ------------    ------------

Costs and expenses:
     Direct costs                               12,339,503       3,971,589      23,176,381    $  7,347,086
     Selling, general and
         administrative expenses                 6,431,637       2,107,476      12,152,997       4,000,348
     Depreciation and amortization               1,158,486         141,139       2,059,344         291,205
                                              ------------    ------------    ------------    ------------

                                                19,929,626       6,220,204      37,388,722      11,638,639
                                              ------------    ------------    ------------    ------------

        Income from operations                   2,604,393         989,931       4,910,436       1,533,072

Other income (expense):
     Interest income                                96,504           1,453         297,368          13,256
     Interest expense                              (90,331)        (40,292)       (142,174)        (71,224)
     Other                                          31,201         (13,638)         54,086          (8,778)
                                              ------------    ------------    ------------    ------------

Income before income taxes                       2,641,767         937,454       5,119,716       1,466,326

Income tax expense                               1,083,125                       2,116,688
                                              ------------    ------------    ------------    ------------

        Net income                            $  1,558,642    $    937,454    $  3,003,028    $  1,466,326
                                              ============    ============    ============    ============

Pro forma income data:
     Net income                                               $    937,454                    $  1,466,326
     Pro forma adjustment for
         income taxes                                              403,855                         615,404
                                                              ------------                    ------------

     Pro forma net income                                     $    533,599                    $    850,922
                                                              ============                    ============

Income per share data (pro forma for 1997):
Basic:
      Net income per share                    $       0.18    $       0.15    $       0.36    $      00.23
                                              ============    ============    ============    ============

      Weighted average shares
         outstanding                             8,590,559       3,650,000       8,310,405       3,650,000

Diluted:
      Net income per share                    $       0.17    $       0.12    $       0.33    $       0.20
                                              ============    ============    ============    ============

      Weighted average shares and
         potential shares outstanding            9,290,610       4,325,283       8,991,428       4,228,521






The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                       For the Three Months Ended              For the Six Months Ended
                                                                June 30,                               June 30,
                                                         ------------------------------       -------------------------------
                                                             1998               1997              1998                1997
                                                             ----               ----              ----                ----
Net income                                               $ 1,558,642          $ 937,454       $ 3,003,028         $ 1,466,326
                                                         -----------          ---------       -----------         -----------

Other comprehensive income, net of tax:

     Foreign currency translation adjustments                267,693                             (167,529)

     Net unrealized holdings gains (losses)
        on available for sale securities arising
        during the period, net of tax                           (133)                              65,099
     Reclassification adjustment for holdings
        gains included in net income, net of tax             (64,473)                             (64,473)
                                                         -----------                          -----------
     Net change in unrealized holdings gains
        (losses) on available for sale securities            (64,606)                                 626
                                                         -----------          ---------       -----------         -----------


Comprehensive income                                     $ 1,761,729          $ 937,454       $ 2,836,125         $ 1,466,326
                                                         ===========          =========       ===========         ===========

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                For the Six Months Ended
                                                                         June 30,
                                                               ----------------------------

                                                                   1998           1997
                                                               ------------    ------------

Net cash used in operating activities                           $ (8,143,756)   $ (1,689,116)
                                                               -------------    ------------

Cash flows from investing activities:
  Proceeds from sale of available for sale securities             10,337,102
  Acquisitions of property and equipment                          (2,142,522)       (458,481)
  Additions to software costs                                       (433,619)        (84,432)
  Acquisition of business, less cash acquired                     (9,855,466)    (14,303,041)
  Cash placed in escrow as a result of business acquisition       (2,820,000)
                                                                ------------    ------------
Net cash used in investing activities                             (4,914,505)    (14,845,954)
                                                                ------------    ------------

Cash flows from financing activities:
  Net proceeds from follow-on offering                            51,548,708
  Borrowings under line of credit                                                  3,100,000
  Repayments under line of credit                                                 (3,100,000)
  Borrowings under senior credit facility                                         10,745,439
  Proceeds from subordinated debt borrowings                                       5,000,000
  Proceeds from exercise of stock options                             58,045
  Debt issue costs                                                   (54,322)       (917,133)
  Payments on capital lease obligations                             (397,102)       (214,386)
  Distributions to shareholders                                                   (1,258,351)
  Amount payable - book overdraft                                                  1,153,121
                                                                -------------   ------------
Net cash provided by financing activities                         51,155,329      14,508,690
                                                                ------------    ------------

Effect of exchange rates on cash and cash equivalents                (30,827)

Net increase (decrease) in cash and cash equivalents              38,066,241      (2,026,380)
Cash and cash equivalents:
  Beginning of period                                             15,766,963       2,047,476
                                                                ------------    ------------
  End of period                                                 $ 53,833,204    $     21,096
                                                                ============    ============

Supplemental schedule of noncash investing and financing activities:

Acquisition of equipment under capital lease obligations                        $    500,939
                                                                                ============

Note payable under escrow agreement for acquisition of U-Gene                   $  1,530,000
                                                                                ============

Equipment acquired for note payable                                             $    739,684
                                                                                ============

Acquisition of Business (Note 4):

  Fair value of assets acquired                                 $ 23,287,247    $ 20,056,233
  Fair value of liabilities assumed                               (4,975,689)     (5,753,192)
  Stock issued                                                    (8,456,092)
                                                                ------------    ------------
 Net cash payments                                              $  9,855,466    $ 14,303,041
                                                                ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION:

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K filed by Kendle International Inc. ("the Company") on March 31, 1998 with the Securities and Exchange Commission.

            The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

            Certain amounts reflected in the prior periods' condensed consolidated financial statements have been reclassified to be comparable with the current periods.

2.   SHAREHOLDER'S EQUITY:

            In June, 1998, the Company completed its follow-on offering of 2,415,000 shares of common stock at a price to the public of $23.50 per share. Of the 2,415,000 shares sold, 2,315,000 were sold by the Company and 100,000 shares were sold by selling shareholders. Proceeds to the Company approximated $51.5 million, net of underwriting commissions and discounts and offering expenses of $2.9 million.

3.    NET INCOME PER SHARE DATA:

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

              The weighted average shares and potential shares outstanding used in computing net income per diluted share have been calculated as follows:


                                                    Three Months Ended Three Months Ended
                                                     June 30, 1998        June 30, 1997
                                                    ------------------- -------------------
Weighted average common shares
    outstanding                                           8,590,559           3,650,000
Stock purchase warrants                                                         153,738
Stock options                                               700,051             521,545
                                                          ---------           ---------

Weighted average shares and potential
    shares outstanding                                    9,290,610          4,325,283


                                                     Six Months Ended      Six Months Ended
                                                      June 30, 1998          June 30, 1997
                                                    ------------------- -------------------
Weighted average common shares
    outstanding                                           8,310,405           3,650,000
Stock purchase warrants                                                         153,738
Stock options                                               681,023             424,783
                                                          ---------           ---------

Weighted average shares and potential
    shares outstanding                                    8,991,428           4,228,521


4.    ACQUISITION:

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

              An additional $2.0 million (124,224 shares of the Company's Common Stock) was placed in escrow to be released to the selling shareholders, 50% in February, 1999 and 50% in February, 2000, for indemnification of sellers' representation and warranties. The value of the stock consideration was determined for financial reporting purposes as of December 23, 1997, the date the purchase price was agreed to. Valuation of the Common Stock was based on an appraisal obtained by the Company which discounted the shares due to lock-up restrictions and the lack of registration of the shares.

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

              The following unaudited pro forma results of operations assume the acquisition of ACER/EXCEL occurred at the beginning of each year:

                                                     Six Months Ended      Six Months Ended
                                                      June 30, 1998          June 30, 1997
                                                    ------------------- -------------------
Net revenues                                            $43,562,781         $19,850,548

Net income                                               $2,898,625          $3,841,329

Net income (assuming the Company was
  taxed as a C corporation throughout 1997)              $2,898,625          $2,275,924

Net income per diluted share (assuming
  the Company was taxed as a C corporation
  throughout 1997)                                            $0.32              $0.45

Weighted average shares and
  potential shares outstanding                            9,174,756          5,018,579

              The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the ACER/EXCEL acquisition been consummated as of January 1, 1997 and 1998, nor are they necessarily indicative of future operating results.

5.    COMPREHENSIVE INCOME:

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

            Accumulated other comprehensive income was as follows:

                                                     June 30, 1998           December 31, 1997
                                                     -------------           -----------------
Net unrealized holdings losses
     on available for sale securities, net
     of tax                                         $        (133)          $         (759)
Cumulative foreign currency translation
    adjustment                                           (431,570)                (264,041)
                                                    -------------           --------------

Accumulated other comprehensive
    income                                            $  (431,703)           $    (264,800)


6.    INCOME TAXES:

              The condensed consolidated financial statements of the Company for the three and six months ended June 30, 1997 do not include a provision for income taxes because the taxable income of the Company was included in the income tax returns of the individual shareholders under the S corporation election. Pro forma income data is presented to give effect to a tax provision on taxable income for financial reporting purposes using statutory federal, state and local rates that would have resulted if the Company had filed corporate tax returns during this period.

7.    NEW ACCOUNTING PRONOUNCEMENTS:

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

              In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      The information set forth and discussed below for the three and six months ended June 30, 1998 and 1997, is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

      Kendle International Inc. ("the Company") is an international contract research organization (CRO) that provides integrated clinical research and drug development services on a contract basis to the pharmaceutical and biopharmaceutical industries. These services include Phase I through IV clinical trial management, clinical data management, statistical analysis, medical writing and regulatory consultation and representation.

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

ACQUISITIONS

      In 1997, the Company acquired U-Gene Research B.V. and GMI Gesellschaft fur Angewandte Mathematik und Informatik mbH as of June 30, 1997 and September 3, 1997, respectively.

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

      The acquisitions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The results of operations are included in the Company's condensed consolidated statements of operations from the dates of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
1997

         Net revenues increased by $15.3 million, or 213%, from $7.2 million for the three months ended June 30, 1997 to $22.5 million for the three months ended June 30, 1998. The increase in net revenues was due to: (a) 27 new projects in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, which resulted in net revenues of $6.4 million for the three months ended June 30, 1998; (b) a net increase in revenues recognized on existing projects of $800,000; and (c) an increase of approximately $8.1 million in net revenues relating to the Company's acquisitions. Revenues from G.D. Searle & Co. accounted for approximately 40% of net revenues for the three months ended June 30, 1998 and no other customer accounted for more than 10% of the Company's net revenues for the three months ended June 30, 1998.

         Direct costs increased by $8.3 million, or 211%, from $4.0 million for the three months ended June 30, 1997 to $12.3 million for the three months ended June 30, 1998. This increase is primarily comprised of approximately $7.5 million in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues decreased from 55.1% for the three months ended June 30, 1997 to 54.8% for the three months ended June 30, 1998. The decrease in those costs as a percentage of net revenues is due primarily to the absorption of direct project-related costs over a larger revenue base.

         Selling, general and administrative expenses increased by $4.3 million, or 205%, from $2.1 million for the three months ended June 30, 1997 to $6.4 million for the three months ended June 30, 1998. The increase is primarily comprised of: (a) an increase of approximately $1.6 million in salaries and benefits, which is the result of the Company's continued efforts to increase its infrastructure in order to support the growth in business activity; (b) an increase of approximately $479,000 in rent and other facilities expenses; and
(c) an increase of approximately $2.2 million consisting of increases in training, contractual services, recruiting, marketing, advertising, and other expenses for the three months ended June 30, 1998 as compared to the same period in 1997. Selling, general and administrative expenses as a percentage of net revenues decreased from 29.2% for the three months ended June 30, 1997 to 28.5% for the three months ended June 30, 1998.

         Depreciation and amortization expense increased $1.0 million, or 721%, from $141,000 for the three months ended June 30, 1997 to $1.2 million for the three months ended June 30, 1998. The increase was due to capital expenditures and amortization of goodwill as a result of the Company's acquisitions.

         Income taxes of $1.1 million, or 41% of income before income taxes were recorded for the three months ended June 30, 1998. No income taxes were recorded with respect to periods prior to the Company's August, 1997 initial public offering ("IPO") as the Company was taxed as an S corporation.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net revenues increased by $29.1 million, or 221%, from $13.2 million for the six months ended June 30, 1997 to $42.3 million for the six months ended June 30, 1998. The increase in net revenues was due to: (a) 27 new projects in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, which resulted in net revenues of $9.7 million for the six months ended June 30, 1998; (b) a net increase in revenues recognized on existing projects of $3.7 million; and (c) an increase of approximately $15.7 million in net revenues relating to the Company's acquisitions. Revenues from G.D. Searle & Co. accounted for approximately 42% of net revenues for the six months ended June 30, 1998 and no other customer accounted for more than 10% of the Company's net revenues for the six months ended June 30, 1998.

         Direct costs increased by $15.9 million, or 215%, from $7.3 million for the six months ended June 30, 1997 to $23.2 million for the six months ended June 30, 1998. This increase is primarily comprised of approximately $14.1 million in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues decreased from 55.8% for the six months ended June 30, 1997 to 54.8% for the six months ended June 30, 1998. The decrease in those costs as a percentage of net revenues is due primarily to the absorption of direct project-related costs over a larger revenue base.

         Selling, general and administrative expenses increased by $8.2 million, or 204%, from $4.0 million for the six months ended June 30, 1997 to $12.2 million for the six months ended June 30, 1998. The increase is primarily comprised of: (a) an increase of approximately $3.9 million in salaries and benefits, which is the result of the Company's continued efforts to increase its infrastructure in order to support the growth in business activity; (b) an increase of approximately $1.0 million in rent and other facilities expenses; and ( c) an increase of approximately $3.3 million consisting of increases in training, contractual services, recruiting, marketing, advertising and other expenses for the six months ended June 30, 1998 as compared to the same period in 1997. Selling, general and administrative expenses as a percentage of net revenues decreased from 30.3% for the six months ended June 30, 1997 to 28.7% for the six months ended June 30, 1998.

         Depreciation and amortization expense increased $1.8 million, or 607%, from $291,000 for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. The increase was due to capital expenditures and amortization of goodwill as a result of the Company's acquisitions.

         Income taxes of $2.1 million, or 41.3% of income before income taxes were recorded for the six months ended June 30, 1998. No income taxes were recorded with respect to periods prior to the Company's August, 1997 initial public offering ("IPO") as the Company was taxed as an S corporation.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $38.1 million for the six months ended June 30, 1998 as a result of cash used in operating and investing activities of $8.1 million and $4.9 million, respectively, and cash provided by financing activities of $51.1 million. Net cash used in operating activities resulted primarily from net income offset by additional working capital used to support the Company's growth.

      Investing activities for the six months ended June 30, 1998 consisted primarily of the costs related to the ACER/EXCEL acquisition of $9.9 million, net of cash acquired. Financing activities for the six months ended June 30, 1998 consisted primarily of net proceeds of $51.5 million as a result of the Company's follow-on offering of common stock.

      Cash and cash equivalents decreased by $2.0 million for the six months ended June 30, 1997 as a result of cash used in operating and investing activities of $1.7 million and $14.8 million, respectively, and cash provided by financing activities of $14.5 million. Net cash used in operating activities resulted primarily from net income offset by additional working capital used to support the Company's growth.

      Investing activities for the six months ended June 30, 1997 consisted primarily of the costs related to the U-Gene acquisition of $14.3 million, net of cash acquired. Financing activities for the six months ended June 30, 1997 consisted primarily of borrowings under the senior credit facility which were used to finance the acquisition of U-Gene.

      The Company has a $30 million credit facility with a U.S. bank. The credit facility bears interest at a rate equal to either LIBOR plus the Applicable Margin (as defined), or the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. All amounts outstanding thereunder become due and payable in June, 2000. The facility includes various restrictive covenants including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At June 30, 1998, there were no amounts outstanding under the credit facility.

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

IMPACT OF THE YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or data corruption causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar business activities.

         The Company has made an initial assessment of the Year 2000 Issue and its potential impact. Based on this assessment, the Company has determined that it may be required to modify or replace significant portions of the software at an estimated total cost of $800,000, so that systems will properly utilize dates beyond December 31, 1999. The Company currently believes it can mitigate the impact of the Year 2000 Issue internally through modifications to existing software and conversions to new software. The Company has also initiated formal communications with its suppliers and customers to evaluate the possible effects of such parties' failure to remediate their Year 2000 Issue.

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

         In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings - None

Item 2.          Changes in Securities - Not applicable

Item 3.          Defaults upon Senior Securities - Not applicable

Item 4.          Submission of Matters to a Vote of Security Holders - Not
                  applicable

Item 5.          Other Information

         The form of Proxy for the Company's Annual Meeting of Shareholders grants authority to the designated proxies to vote in their discretion on any matters that come before the meeting except those set forth in the Company's Proxy Statement and except for matters as to which adequate notice is received. In order for a notice to be deemed adequate for the 1999 Annual Shareholders' Meeting, it must be received prior to February 28, 1999.

Item 6.          Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibits                             Description
         --------                             -----------
         27.1                                 Financial Data Schedule For the
                                              Six Months Ended June 30, 1998

         27.2                                 Financial Data Schedule For the
                                              Three Months Ended June 30, 1998


         (b) The Company filed a Form 8-KA, dated April 28, 1998, in which the Company amended its Form 8-K dated February 12, 1998, to provide financial information with respect to its acquisition of ACER/EXCEL. No other reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          KENDLE INTERNATIONAL INC.



                                      By: /s/ Candace K. Bryan
                                         -----------------------------
Date:  August 14, 1998                     Candace K. Bryan
                                           Chairman of the Board and
                                           Chief Executive Officer



                                      By: /s/ Timothy M. Mooney
                                         -----------------------------
Date:  August 14, 1998                        Timothy M. Mooney
                                              Vice President - Chief
                                              Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                                 Description
         --------                                 -----------


         27.1                                Financial Data Schedule For the
                                             Six Months Ended June 30, 1998

         27.2                                Financial Data Schedule For the
                                             Three Months Ended June 30, 1998