Form 10-Q
period 1998-09-30
KENDLE INTERNATIONAL INC
filed 1998-11-16
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                      Commission file number   000-23019
                                             -------------

                            KENDLE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Ohio                                      31-1274091
--------------------------------------------------------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


441 Vine Street, Suite 700, Cincinnati, Ohio              45202
--------------------------------------------------------------------------------
  (Address of principal executive offices)               Zip Code



Registrant's telephone number, including area code   (513) 381-5550
                                                   ------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,951,276 shares of common stock, no par value, as of October 31, 1998.

                            KENDLE INTERNATIONAL INC.

                                                       INDEX


                                                                                                        Page
                                                                                                        ----
Part I.            Financial Information


         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - September 30, 1998
                           and December 31, 1997                                                           3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended September 30, 1998 and 1997; Nine Months
                           Ended September 30, 1998 and 1997                                               4

                     Condensed Consolidated Statements of Comprehensive
                           Income - Three Months Ended September 30, 1998 and 1997;
                           Nine Months Ended September 30, 1998 and 1997                                   5

                     Condensed Consolidated Statements of Cash Flows - Nine
                           Months Ended September 30, 1998 and 1997                                        6

                     Notes to Condensed Consolidated Financial Statements                                  7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                       12


Part II.           Other Information                                                                      19


         Item 6.     Exhibits and Reports on Form 8-K                                                     19


Signatures                                                                                                20

Exhibit Index                                                                                             21

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,      December 31,
                                                                                      1998              1997
                                                                                 ------------       ------------
                                                                                  (Unaudited)

                                             ASSETS
Current assets:
     Cash and cash equivalents                                                   $ 56,104,181       $ 15,766,963
     Available for sale securities                                                     50,041          8,438,650
     Accounts receivable                                                           26,587,785         15,027,791
     Unreimbursed investigator and project costs                                    5,186,448          5,174,967
     Other current assets                                                           2,879,018          1,845,297
                                                                                 ------------       ------------
          Total current assets                                                     90,807,473         46,253,668
                                                                                 ------------       ------------
Property and equipment, net                                                         9,785,780          6,194,692
Excess of purchase price over net assets acquired, net                             48,355,410         25,929,433
Other assets                                                                        2,429,026          1,246,815
                                                                                 ------------       ------------
          Total assets                                                           $151,377,689       $ 79,624,608
                                                                                 ============       ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                         $    923,625       $    627,836
     Trade payables                                                                 5,978,284          9,837,358
     Advances against investigator and project costs                                4,083,670          1,303,310
     Advance billings                                                               8,834,820          8,066,286
     Other accrued liabilities                                                      6,721,411          5,708,505
                                                                                 ------------       ------------
          Total current liabilities                                                26,541,810         25,543,295
                                                                                 ------------       ------------
Obligations under capital leases, less current portion                              1,658,652          1,617,256
Note payable -- escrow agreement                                                    1,590,000          1,470,000
Other noncurrent liabilities                                                        1,312,023            645,248
                                                                                 ------------       ------------
          Total liabilities                                                        31,102,485         29,275,799
                                                                                 ------------       ------------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 15,000,000 shares authorized;
       10,950,756 shares issued and outstanding at September 30, 1998,
       7,582,367 shares issued and outstanding at December 31, 1997                    75,000             75,000
     Additional paid in capital                                                   114,294,069         50,186,639
     Retained earnings                                                              5,364,427            351,970
     Accumulated other comprehensive income                                           541,708           (264,800)
                                                                                 ------------       ------------
          Total shareholders' equity                                              120,275,204         50,348,809
                                                                                 ------------       ------------
               Total liabilities and shareholders' equity                        $151,377,689       $ 79,624,608
                                                                                 ============       ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the Three Months Ended           For the Nine Months Ended
                                                                 September 30,                     September 30,
                                                        -----------------------------       -----------------------------
                                                           1998              1997              1998            1997
                                                           ----              ----              ----            ----

Net revenues                                            $22,869,484       $12,517,782       $65,168,642       $25,689,492
                                                        -----------       -----------       -----------       -----------

Costs and expenses:
     Direct costs                                        11,550,007         7,115,974        34,726,388        14,463,060
     Selling, general and administrative
       expenses                                           7,303,677         3,360,414        19,456,674         7,360,761
     Depreciation and amortization                        1,261,657           513,741         3,321,001           804,946
                                                        -----------       -----------       -----------       -----------
                                                         20,115,341        10,990,129        57,504,063        22,628,767
                                                        -----------       -----------       -----------       -----------
       Income from operations                             2,754,143         1,527,653         7,664,579         3,060,725

Other income (expense):
     Interest income                                        766,239            94,837         1,063,607           108,092
     Interest expense                                       (69,512)         (284,470)         (211,686)         (355,694)
     Other expense                                          (92,736)          (12,648)          (38,650)          (21,426)
                                                        -----------       -----------       -----------       -----------
Income before income taxes
     and extraordinary item                               3,358,134         1,325,372         8,477,850         2,791,697

Income tax expense                                        1,348,708           372,808         3,465,394           372,808
                                                        -----------       -----------       -----------       -----------
Income before extraordinary item                          2,009,426           952,564         5,012,456         2,418,889

Extraordinary loss, net of tax benefit                                     (1,139,823)                         (1,139,823)
                                                        -----------       -----------       -----------       -----------
     Net income (loss)                                  $ 2,009,426         ($187,259)      $ 5,012,456       $ 1,279,066
                                                        ===========       ===========       ===========       ===========
Pro forma income (loss) data:
     Income before extraordinary item                                        $952,564                         $ 2,418,889

     Pro forma adjustment for income taxes                                   (196,435)                           (756,626)
                                                                          -----------                         -----------
     Pro forma income before
       extraordinary item                                                     756,129                           1,662,263

     Extraordinary loss, net of tax benefit                                (1,139,823)                         (1,139,823)
                                                                          -----------                         -----------
     Pro forma net income (loss)                                            ($383,694)                           $522,440
                                                                          ===========                         ===========
Income (loss) per share data (pro forma for 1997):
Basic:
     Income per share before extraordinary
       item                                                   $0.19             $0.14             $0.55             $0.40

     Extraordinary loss per share                                               (0.21)                              (0.28)
                                                        -----------       -----------       -----------       -----------
     Net income (loss) per share                              $0.19            ($0.07)            $0.55             $0.12
                                                        ===========       ===========       ===========       ===========
     Weighted average shares outstanding                 10,750,343         5,250,963         9,187,371         4,206,362

Diluted:
     Income per share before extraordinary
       item                                                   $0.18             $0.13             $0.51             $0.34

     Extraordinary loss per share                                               (0.19)                              (0.23)
                                                        -----------       -----------       -----------       -----------
     Net income (loss) per share                              $0.18            ($0.06)            $0.51             $0.11
                                                        ===========       ===========       ===========       ===========
     Weighted average shares and potential
       shares outstanding                                11,410,455         6,038,441         9,821,955         4,880,722



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           KENDLE INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               For the Three Months Ended        For the Nine Months Ended
                                                                         Sept. 30,                       Sept. 30,
                                                              ---------------------------       ----------------------------
                                                                  1998              1997          1998              1997
                                                              ----------        ---------       -----------       ----------

Net income (loss)                                             $2,009,426        $(187,259)       $5,012,456       $1,279,066
                                                              ----------        ---------       -----------       ----------
Other comprehensive income, net of tax:

     Foreign currency translation adjustments                    973,237            5,608           805,708            5,608

     Net unrealized holdings gains (losses)
          on available for sale securities arising
          during the period, net of tax                              174            3,953            65,273            3,953
     Reclassification adjustment for holdings
          gains included in net income, net of tax                                                  (64,473)
                                                              ----------        ---------       -----------       ----------
     Net change in unrealized holdings gains
          (losses) on available for sale securities                  174            3,953               800            3,953
                                                              ----------        ---------       -----------       ----------

Comprehensive income                                          $2,982,837        $(177,698)      $ 5,818,964       $1,288,627
                                                              ==========        =========       ===========       ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                           KENDLE INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     For the Nine Months Ended
                                                                                           September 30,
                                                                                --------------------------------
                                                                                    1998                 1997
                                                                                    ----                 ----
Net cash used in operating activities                                           $ (3,650,597)       $   (486,590)
                                                                                ------------        ------------
Cash flows from investing activities:
     Proceeds from sale of available for sale securities                          10,337,102
     Purchase of available for sale securities                                                        (9,804,750)
     Acquisitions of property and equipment                                       (3,410,346)         (1,111,613)
     Additions to software costs                                                  (1,103,390)           (284,894)
     Other investments                                                              (250,000)
     Acquisition of business, less cash acquired                                 (12,675,466)        (22,842,235)
                                                                                ------------        ------------
Net cash used in investing activities                                             (7,102,100)        (34,043,492)
                                                                                ------------        ------------

Cash flows from financing activities:
     Borrowings under line of credit                                                                   3,100,000
     Repayments under line of credit                                                                  (3,100,000)
     Borrowings under senior credit facility                                                          10,745,439
     Repayments of senior credit facility                                                            (10,745,439)
     Proceeds from subordinated debt borrowings                                                        3,500,000
     Proceeds from issuance and conversion of stock purchase warrants                                  1,501,537
     Repayments of subordinated debt borrowings                                                       (5,000,000)
     Net proceeds from sale of common stock                                       51,474,635          45,251,554
     Proceeds from exercise of stock options                                          90,605              15,948
     Debt issue costs                                                                (54,322)           (538,698)
     Payments on capital lease obligations                                          (611,249)           (330,110)
     Distributions to shareholders                                                                    (2,557,819)
                                                                                ------------        ------------
Net cash provided by financing activities                                         50,899,669          41,842,412
                                                                                ------------        ------------

Effects of exchange rates on cash and cash equivalents                               190,246               5,608

Net increase in cash and cash equivalents                                         40,337,218           7,317,938
Cash and cash equivalents:
     Beginning of period                                                          15,766,963           2,047,476
                                                                                ------------        ------------
     End of period                                                              $ 56,104,181        $  9,365,414
                                                                                ============        ============

Supplemental schedule of noncash investing and financing activities:
--------------------------------------------------------------------

Acquisition of equipment under capital lease obligations                                            $  1,637,056
                                                                                                    ============

Issuance of note payable under escrow agreement for acquisition of U-Gene                           $  1,530,000
                                                                                                    ============

Equipment acquired for note payable                                                                 $    739,684
                                                                                                    ============
Acquisition of Businesses (Note 4):

     Fair value of assets acquired                                              $ 30,193,345        $ 34,072,671
     Fair value of liabilities assumed                                            (4,975,689)         (8,552,180)
     Stock issued                                                                (12,542,190)         (2,678,256)
                                                                                ------------        ------------

     Net cash payments                                                          $ 12,675,466        $ 22,842,235
                                                                                ============        ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K filed by Kendle International Inc. ("the Company") on March 31, 1998 with the Securities and Exchange Commission.

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

     The weighted average shares and potential shares outstanding used in computing net income per diluted share have been calculated as follows:

                                                     Three Months Ended     Three Months Ended
                                                     September 30, 1998     September 30, 1997
                                                     -------------------    -------------------
     Weighted average common shares
         outstanding                                     10,750,343             5,250,963
     Stock purchase warrants                                                      135,289
     Stock options                                          660,112               652,189
                                                     -------------------    -------------------

     Weighted average shares and potential
         shares outstanding                              11,410,455             6,038,441

                                                      Nine Months Ended      Nine Months Ended
                                                     September 30, 1998     September 30, 1997
                                                     -------------------    -------------------
     Weighted average common shares
         outstanding                                      9,187,371             4,206,362
     Stock purchase warrants                                                      130,677
     Stock options                                          634,584               543,683
                                                     -------------------    -------------------

     Weighted average shares and potential
         shares outstanding                               9,821,955             4,880,722


4.   ACQUISITION:

             On February 12, 1998, the Company completed its acquisition of ACER/EXCEL Inc. ("ACER/EXCEL"), headquartered in Cranford, New Jersey. Total acquisition costs consisted of $14.4 million in cash and 987,574 shares of the Company's Common Stock. The total purchase price included $6.0 million placed in escrow pending resolution of an issue relating to ACER/EXCEL's S corporation tax status. In early 1998, ACER/EXCEL determined that, with respect to its tax status as an S corporation, certain inadvertent terminating events occurred in 1991. On September 3, 1998, ACER/EXCEL was granted a waiver of its inadvertent termination status retroactive to the date of the terminating events, and $5.0 million of the escrow was paid to the seller, with the remaining $1.0 million being transferred to the general escrow as discussed below. As a result of the resolution of this matter, the computation of the excess of acquisition costs over net assets acquired was increased to include the $6.0 million as consideration.

             A general escrow, which was established at the acquisition date to provide indemnification of sellers' representations and warranties and currently consists of 186,336 shares of the Company's Common Stock, will be released to the selling shareholders, 50% in February, 1999 and the remainder in February, 2000. The value of the stock consideration was determined for financial reporting purposes as of December 23, 1997, the date the purchase price was agreed to. Valuation of the Common Stock was based on an appraisal obtained by the Company which discounted the shares due to lock-up restrictions and the lack of registration of the shares.

             The acquisition has been accounted for using the purchase method of accounting, with goodwill as a result of the transaction being amortized over 30 years. The results of operations are included in the Company's results from the date of acquisition.

              The following unaudited pro forma results of operations assume the acquisition of ACER/EXCEL occurred at the beginning of each year:

                                                             Nine Months Ended          Nine Months Ended
                                                            September 30, 1998         September 30, 1997
                                                            ------------------         ------------------
     Net revenues                                              $66,432,265                  $35,177,922

     Income before extraordinary item                           $4,880,893                   $4,367,970

     Net income                                                 $4,880,893                   $3,228,147

     Income before extraordinary item
       (assuming the Company was taxed as a
       C corporation throughout 1997)                           $4,880,893                   $2,812,462

     Net income per diluted share                                    $0.48                        $0.55

     Income per diluted share before
       extraordinary item (assuming the
       Company was taxed as a C corporation
       throughout 1997)                                              $0.48                        $0.48

     Weighted average shares and
       potential shares outstanding                             10,139,506                    5,868,296


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

             Accumulated other comprehensive income was as follows:

                                                         September 30, 1998        December 31, 1997
                                                         ------------------        -----------------
     Net unrealized holdings gains (losses)
          on available for sale securities, net
          of tax                                                $     41              $    (759)
     Cumulative foreign currency translation
         adjustment                                              541,667               (264,041)
                                                         ------------------        ------------------

     Accumulated other comprehensive
         income                                                 $541,708              $(264,800)


6.   INCOME TAXES:

             The condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1997 include a provision for income taxes only for the period since the Company's initial public offering (IPO) on August 22, 1997 as the taxable income of the Company prior to that date was included in the income tax returns of the individual shareholders under the S corporation election. Pro forma income data is presented to give effect to a tax provision on taxable income for financial reporting purposes using statutory federal, state and local rates that would have resulted if the Company had filed corporate tax returns during the entire period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information set forth and discussed below for the three and nine months ended September 30, 1998 and 1997, is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

         The Company's results are subject to volatility due to such factors as the commencement, completion, cancellation or delay of contracts; the progress of ongoing projects; cost overruns; the Company's sales cycle; the ability to maintain large customer contracts or to enter into new contracts, and other factors. In recent months, the Company's Phase I unit has experienced a decline in revenues and a resulting loss from operations. The Phase I unit results are due in part to the inherent volatility in Phase I revenues due to the nature of Phase I studies (shorter duration studies with shorter lead time and higher potential for cancellation) combined with turnover in certain management personnel. The Company has taken steps to mitigate this volatility with the hiring of experienced Phase I management personnel and has increased its Phase I new business development efforts. The Company anticipates these actions will lead to improved Phase I unit operating results beginning in late 1998 and early
1999. However, the decline in revenues and resulting loss from operations in the Phase I unit could continue if the Company's efforts are unsuccessful.

ACQUISITIONS

         In 1997, the Company acquired U-Gene Research B.V. ("U-Gene") and GMI Gesellschaft fur Angewandte Mathematik und Informatik mbH ("gmi") as of June 30, 1997 and September 3, 1997, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net revenues increased by $10.4 million, or 83%, from $12.5 million for the three months ended September 30, 1997 to $22.9 million for the three months ended September 30, 1998. The increase in net revenues was comprised of organic growth of 45% and growth from acquisitions of 38%. Revenues from G.D. Searle & Co. accounted for approximately 35% of net revenues for the three months ended September 30, 1998 and no other customer accounted for more than 10% of the Company's net revenues for the three months ended September 30, 1998.

         Direct costs increased by $4.5 million, or 62%, from $7.1 million for the three months ended September 30, 1997 to $11.6 million for the three months ended September 30, 1998. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues decreased from 56.8% for the three months ended September 30, 1997 to 50.5% for the three months ended September 30, 1998. The decrease in those costs as a percentage of net revenues is due to (a) the absorption of direct project-related costs over a larger revenue base, (b) a refinement in the classification of indirect costs, and (c) a favorable change in the gross profit on certain of the Company's contracts.

         Selling, general and administrative expenses increased by $3.9 million, or 117%, from $3.4 million for the three months ended September 30, 1997 to $7.3 million for the three months ended September 30, 1998. The increase is primarily comprised of (a) an increase in salaries and benefits, which is the result of the Company's continued efforts to increase its infrastructure in order to support the growth in business activity, and (b) an increase in rent and other facilities expenses, training, contractual services, recruiting, marketing, advertising, and other expenses for the three months ended September 30, 1998 as compared to the same period in 1997. Selling, general and administrative expenses as a percentage of net revenues increased from 26.8% for the three months ended September 30, 1997 to 31.9% for the three months ended September 30, 1998. The increase in those costs as a percentage of net revenues is due primarily to a refinement in the classification of indirect costs.

         Depreciation and amortization expense increased $800,000, or 145%, from $514,000 for the three months ended September 30, 1997 to $1.3 million for the three months ended September 30, 1998. The increase was due to capital expenditures and amortization of goodwill as a result of the Company's acquisitions.

         Income taxes of $1.3 million, or 40.2% of income before income taxes, were recorded for the three months ended September 30, 1998 as compared to $373,000 for the three months ended September 30, 1997. No income taxes were recorded with respect to periods prior to the Company's August 22, 1997 initial public offering ("IPO") as the Company was taxed as an S corporation.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net revenues increased by $39.5 million, or 154%, from $25.7 million for the nine months ended September 30, 1997 to $65.2 million for the nine months ended September 30, 1998. The increase in net revenues was comprised of organic growth of 87% and growth from acquisitions of 67%. Revenues from G.D. Searle & Co. accounted for approximately 39% of net revenues for the nine months ended September 30, 1998 and no other customer accounted for more than 10% of the Company's net revenues for the nine months ended September 30, 1998.

         Direct costs increased by $20.2 million, or 140%, from $14.5 million for the nine months ended September 30, 1997 to $34.7 million for the nine months ended September 30, 1998. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues decreased from 56.3% for the nine months ended September 30, 1997 to 53.3% for the nine months ended September 30, 1998. The decrease in those costs as a percentage of net revenues is due to (a) the absorption of direct project-related costs over a larger revenue base, (b) a refinement in the classification of indirect costs, and (c) a favorable change in the gross profit on certain of the Company's contracts.

         Selling, general and administrative expenses increased by $12.1 million, or 164%, from $7.4 million for the nine months ended September 30, 1997 to $19.5 million for the nine months ended September 30, 1998. The increase is primarily comprised of (a) an increase in salaries and benefits, which is the result of the Company's continued efforts to increase its infrastructure in order to support the growth in business activity, and (b) an increase in rent and other facilities expenses, training, contractual services, recruiting, marketing, advertising, and other expenses for the nine months ended September 30, 1998 as compared to the same period in 1997. Selling, general and administrative expenses as a percentage of net revenues increased from 28.7% for the nine months ended September 30, 1997 to 29.9% for the nine months ended September 30, 1998. The increase in those costs as a percentage of net revenues is due primarily to a refinement in the classification of indirect costs.

         Depreciation and amortization expense increased $2.5 million, or 313%, from $805,000 for the nine months ended September 30, 1997 to $3.3 million for the nine months ended September 30, 1998. The increase was due to capital expenditures and amortization of goodwill as a result of the Company's acquisitions.

         Income taxes of $3.5 million, or 40.9% of income before income taxes, were recorded for the nine months ended September 30, 1998 as compared to $373,000 for the nine months ended September 30, 1997. No income taxes were recorded with respect to periods prior to the Company's August 22, 1997 IPO as the Company was taxed as an S corporation.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $40.3 million for the nine months ended September 30, 1998 as a result of cash provided by financing activities of $50.9 million offset by cash used in operating and investing activities of $3.7 million and $7.1 million, respectively. Net cash used in operating activities resulted primarily from net income offset by additional working capital used to support the Company's growth.

         Investing activities for the nine months ended September 30, 1998 consisted primarily of the costs related to the ACER/EXCEL acquisition of $12.7 million, net of cash acquired. Financing activities for the nine months ended September 30, 1998 consisted primarily of net proceeds of $51.5 million as a result of the Company's follow-on offering of common stock.

         Cash and cash equivalents increased by $7.3 million for the nine months ended September 30, 1997 as a result of cash provided by financing activities of $41.8 million offset by cash used in operating and investing activities of $487,000 and $34.0 million, respectively. Net cash used in operating activities resulted primarily from net income offset by additional working capital used to support the Company's growth.

         Investing activities for the nine months ended September 30, 1997 consisted primarily of the costs related to the U-Gene and gmi acquisitions of $22.8 million, net of cash acquired. Financing activities for the nine months ended September 30, 1997 consisted primarily of $45.3 million of net proceeds from the Company's IPO.

         The Company has a $30 million credit facility with certain banks. The credit facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. All amounts outstanding thereunder become due and payable in June, 2000. The facility includes various restrictive covenants including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At September 30, 1998, there were no amounts outstanding under the credit facility.

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

IMPACT OF THE YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has a detailed plan in place to address the Year 2000 Issue. The Company has formed an ongoing internal review team to address the Year 2000 Issue that encompasses personnel from various operational and administrative areas of the Company and an outside consultant. Progress against the Year 2000 plan is monitored by this internal review team and reported to senior management and the Board of Directors on a regular basis. The project has proceeded according to plan thus far.

         The Company's Year 2000 plan encompasses the following: (a) inventory and assessment, (b) remediation, and (c) validation and implementation. To date, the Company's key financial and operational systems have been inventoried and detailed plans are in place for the required systems modifications or replacements. Implementation of required changes to critical business systems, including testing of those changes, is expected to be substantially complete by December 31, 1998. The remainder of the plan is expected to be ongoing in 1999, with completion by September 30, 1999.

         The Company has initiated formal communications with its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. These suppliers include utility companies, telecommunications companies and business specific product suppliers such as software and hardware providers and Phase I unit equipment providers. To date, responses have been received from approximately 46% of the Company's inventory of suppliers. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely matter, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         Incremental costs, which include contractor costs to modify existing systems and costs of internal resources involved in achieving Year 2000 compliance, are charged to expense as incurred. The Company has utilized both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. Costs for the Year 2000 project are estimated to total $500,000, of which approximately 50% has been spent through October 31, 1998.

         The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns.

         The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for potential Year 2000 Issues. Contingency plans to protect the business from Year 2000 related interruptions are being developed. These plans will be complete by December 31, 1998 and will include, for example, development of backup procedures and identification of alternative suppliers.

         Worst-case scenarios resulting from Year 2000 problems could include the following: loss of electrical, water and other utility services which could result in disruption of the Company's services, software and embedded technology failure which could disrupt the Company's equipment, systems and networks resulting in an inability to perform existing and future studies and/or an adverse impact on the health and well being of patients; the loss of telecommunications capabilities (both voice and data), which could result in an inability of the Company to internally communicate or to communicate with, among others, its customers and investigational sites; and the inability of the Company's third party investigational sites to become Year 2000 compliant, which could result in the loss to the Company of their services. As previously discussed, the Company is currently in the process of developing contingency plans to address the consequences of these issues, should they arise. These or other events could result in business slowdowns or suspensions and have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

         Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, the ability of the combined businesses to be integrated with the Company's operations, the ability to penetrate new markets, the ability of joint venture businesses to be integrated with the Company's operations, and the ability to maintain large customer contracts or to enter into new contracts, and the other risk factors set forth in the Company's SEC filings, copies of which are available upon request from the Company's investor relations department.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - Not applicable

Item 3.           Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibits                  Description
         --------                  -----------

         27.1                      Financial Data Schedule For the Nine
                                   Months Ended September 30, 1998

         27.2 Financial Data Schedule For the Three Months Ended September 30, 1998

         (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    KENDLE INTERNATIONAL INC.



                                    By: /s/ CANDACE K. BRYAN
                                        ----------------------------------------
Date:  November 16, 1998                Candace K. Bryan
                                        Chairman of the Board and Chief
                                        Executive Officer



                                    By: /s/ TIMOTHY M. MOONEY
                                        ----------------------------------------
Date:  November 16, 1998                Timothy M. Mooney
                                        Vice President - Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                          Description
         --------                          -----------


         27.1                              Financial Data Schedule For the Nine
                                           Months Ended September 30, 1998

         27.2 Financial Data Schedule For the Three Months Ended September 30, 1998