Form 10-K405
period 1998-12-31
KENDLE INTERNATIONAL INC
filed 1999-03-31
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 1998
                                       OR

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

                           Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, 11,067,809 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1999 Annual Meeting of Shareholders are incorporated by reference in Parts I, II and III as specified.

See Exhibit Index on page 6.
                                 11 Total Pages

                            KENDLE INTERNATIONAL INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


Part I                                                                                           Page
         Item 1 - Business.............................................................................3
         Item 2 - Properties...........................................................................4
         Item 3 - Legal Proceedings....................................................................4
         Item 4 - Submission of Matters to a Vote of Security Holders..................................4

Part II

         Item 5 - Market for Registrant's Common Equity and Related
                       Shareholder Matters.............................................................5
         Item 6 - Selected Financial Data..............................................................5
         Item 7 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................6
         Item 7A - Quantitative and Qualitative Information about Market Risk .........................6
         Item 8 - Financial Statements and Supplementary Data..........................................6
         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................7

Part III

         Item 10 - Directors and Executive Officers of the Registrant..................................7
         Item 11 - Executive Compensation..............................................................7
         Item 12 - Security Ownership of Certain Beneficial Owners and Management......................7
         Item 13 - Certain Relationships and Related Transactions......................................7

Part IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports
                         on Form 8-K...................................................................7

                                     PART I

                                     ITEM 1.

                                    BUSINESS
                                    --------

         Kendle International Inc. (the "Company") is a contract research organization ("CRO") that provides a broad range of Phase I through IV clinical research and drug development services to the pharmaceutical and biotechnology industries. The Company augments the research and development activities of pharmaceutical and biotechnology companies by offering high quality, value added clinical research services and proprietary information technology designed to reduce drug development time and expense.

         The Company believes that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase as these companies strive to increase revenues through faster drug development while also dealing with cost containment pressures. The CRO industry, by specializing in clinical trial management is often able to perform the needed services with a higher level of expertise or specialization, more quickly and at a lower cost than a customer could perform the services internally.

         The Company's strategy is to continue to enhance its reputation as a high-quality provider of a full range of CRO services. The Company's strategy consists of the following key elements: (i) continue to expand its broad range of therapeutic expertise; (ii) offer its customers "one-stop shopping" with a full range of services that encompass the clinical research process and complement the research and development departments of its customer; (iii) expedite the drug development process through innovative information technology offered via the Company's proprietary TrialWare(R) software; (iv) continue to build a brand presence that portrays high quality work; and (v) supplement internal growth through strategic acquisitions that expand the Company's geographic presence and add to the Company's clinical development capabilities in existing or new therapeutic areas or service offerings.

         The Company acquired ACER/EXCEL Inc. ("ACER/EXCEL"), a full-service CRO headquartered in Cranford, New Jersey, in February, 1998. ACER/EXCEL provides clients with Phase II through IV clinical services. It also provides drug development services to the Pacific Rim, through a joint venture, which operates a CRO, headquartered in Beijing, China.

         In January, 1999, the Company acquired Research Consultants (International) Holdings Ltd. ("IRC") for $4.1 million in cash and 87,558 shares of the Company's Common Stock.

         Additionally, in January, 1999, the Company acquired a minority interest in Component Software International, Inc. ("CSI"), a software consulting and development company for $1.6 million and 19,995 shares of the Company's Common Stock. Concurrent with this transaction, the Company entered into a Multi-Year Strategic Service Agreement with CSI whereby the Company will pay CSI $7.0 million over the next four years in exchange for strategic software consulting and development services.

         The Company's net revenues from G.D. Searle & Co. accounted for 38%, 54%, and 48% of the Company's total net revenues for the years ended December 31, 1998, 1997, and 1996, respectively.

         See Note 16 to the consolidated financial statements included on Page 48 of the Registrant's Annual Report for geographic information of the Company.


Competition
-----------

         The Company primarily competes against in-house research and development departments of pharmaceutical and biotechnology companies, universities, teaching hospitals and other full-service CROs, some which possess substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services provided, the ability to manage large-scale trials on a global basis, medical database management capabilities, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to recruit patients into studies, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price.

         The CRO industry is highly fragmented with several hundred CROs ranging from small, limited-service providers to full-service, global drug development corporations. The Company competes with the following CROs, among others:
ClinTrials Research Inc., Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc. and Quintiles Transnational Corporation.

Employees
---------

         As of February 26, 1999, the Company had approximately 1,069 employees. None of the Company's employees are covered by a collective bargaining agreement.


                                     ITEM 2.

                                   PROPERTIES
                                   ----------

         The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company's principal executive offices are located in Cincinnati, Ohio, where it leases approximately 93,000 square feet under a lease expiring in 2006. The Company also maintains offices in various other U.S. locations and in Europe and the Pacific Rim.

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


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS
                     --------------------------------------

         "Quarterly Financial Data" on page 29 and "Transfer Agent and Registrar and Stock Information" on page 51 of the Registrant's Annual Report to Shareholders for 1998 are incorporated herein by reference. The Company has not paid dividends on its Common Stock since its initial public offering in August, 1997.

Recent Sales of Unregistered Securities
---------------------------------------

         In February, 1998, the Shareholders of ACER/EXCEL Inc. received a total of 987,574 shares of the Company's Common Stock. As of February 26, 1999, 186,336 of these shares remain in a general escrow, which was established at the acquisition date to provide indemnification of sellers' representations and warranties.

         During the time period from October 14, 1997 to January 1, 1999, Philip
E. Beekman and Charles A. Sanders, both directors of Kendle, each received a total of 401 shares of the Company's Common Stock pursuant to the table below:

PHILIP E. BEEKMAN                           CHARLES A. SANDERS
-----------------                           ------------------
October 14, 1997 - 30 Shares                October 14, 1997 - 30
Shares December 31, 1997 -131               Shares December 31, 1997 - 131
Shares April 1, 1998 - 81 Shares            April 1, 1998 - 81 Shares
July 1, 1998 - 58 Shares                    July 1, 1998 - 58 Shares
October 1, 1998 - 33 Shares                 October 1, 1998 - 33 Shares
January 1, 1999 - 68 Shares                 January 1, 1999 - 68 Shares

         Mr. Beekman and Mr. Sanders acquired these securities in exchange for their services as directors of the Company pursuant to the 1997 Directors' Compensation Plan.

         These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as transactions by an issuer not involving any public offering.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

         "Selected Financial Data" on page 28 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" begin on page 30 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
           ----------------------------------------------------------

                                 Not Applicable


                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------


         The following Financial Statements of the Registrant beginning on page 35 of its Annual Report to Shareholders for 1998, are incorporated herein by reference:

         1. Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.

         2.       Consolidated Balance Sheets as of December 31, 1998 and 1997.

         3. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

         4. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

         5.       Notes to Consolidated Financial Statements.

         6.       Report of Independent Accountants.

         All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Unaudited Supplementary Data
----------------------------

         "Selected Quarterly Financial Data" on page 29 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None


                                    PART III

         Items 10., 11., 12. and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Shareholders Meeting as filed with the Securities and Exchange Commission pursuant to Regulation 14A.


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

         (b)  3 - Exhibits.  (see page 8)


   Exhibit
   Number                                  Description of Exhibit                                           Filing Status
   ------                                  ----------------------                                           -------------
     2.1  Stock Purchase Agreement dated July 1, 1997 by and among the Company and Shareholders
          of U-Gene Research B.V.                                                                                 A

     2.2  Escrow Agreement dated June 27, 1997 among the Company, Keating, Muething & Klekamp,
          P.L.L., Bio-Medical Research Holdings, B.V., Utrechtse Particatiemaatschappij B.V.,
          P.J. Morrison, T.S. Schwarz, I.M. Hoepelman , Ph.K. Peterson, J. Remington, M.
          Rozenberg-Arska and L.G.W. Sterkman                                                                     A

     2.3  Share Purchase Agreement dated July 2, 1997 by and among the Company and the
          Shareholders of GMI Gescellschaft fur Angewandte Mathematick und Informatik mbH A 2.4                   A

     2.4  Stock Purchase Agreement dated February 11, 1998 by and among the Company and the
          Shareholders of ACER/EXCEL Inc.                                                                         B

     2.5  Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee, Jean C. Lee,
          Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated
          March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The Fifth Third Bank                    C

     2.6  Registration Rights Agreement dated February 11, 1998 among the Company and Tzuo-Yan
          Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under
          a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota                               C

     2.7  Share Purchase Agreement dated December 23, 1998 by and among the Company and the
          Shareholders of Research Consultants (International) Holdings Limited                                   D

     2.8  Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian Gregory,
          Michael Roy Broomby and Peter Nightingale                                                               D

     2.9  Option Agreement dated September 9, 1998 by and between the Company and Component
          Software International, Inc.                                                                            D

     2.10 Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated
          September 9, 1998                                                                                       D

     2.11 Multi-Year Strategic Services Agreement dated January 20, 1999 by and between the
          Company and Component Software International, Inc.                                                      D

     3.1  Restated and Amended Articles of Incorporation                                                          A

     3.2  Amended and Restated Code of Regulations                                                                A

     4    Specimen Common Stock Certificate                                                                       A

     10.1 Amended and Restated Shareholders' Agreement dated June 26, 1997                                        A

     10.2 Master Lease Agreement dated November 27, 1996 by and between the Company and Bank One
          Leasing Corporation, as amended on April 18, 1997                                                       A

     10.6 Master Equipment Lease dated August 16, 1996 by and between the Company and The Fifth
          Third Leasing Company                                                                                   A

     10.7 Lease Agreement dated December 9, 1991 by and between the Company and Carew Realty,
          Inc., as amended on December 30, 1991, March 18,1996, October 8, 1996, January 29,
          1997, and February 16, 1999                                                                             E

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

     10.9 Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C.
          Bergen                                                                                                  A

    10.10 Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M.
          Mooney                                                                                                  A

    10.11 Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A.
          Sanders                                                                                                 C

    10.12 Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E.
          Beekman                                                                                                 C

    10.13 Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck                  D

    10.14 Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth
          Price                                                                                                   D


     10.17 Clinical Trial Service Agreement between the Company and G.D. Searle & Company dated
           September 23, 1997                                                                                     C

     10.19 Amended and Restated Credit Agreement dated as of February 26, 1998 by and between the
           Company and NationsBank, N.A.                                                                          C

     10.21 First Amendment to the Amended and Restated Credit Agreement dated as of November 25,
           1998 by and between the Company and NationsBank, N.A.                                                  D


     10.20                      MANAGEMENT CONTRACTS AND COMPENSATION PLANS

          (a)   1995 Stock Option and Stock Incentive Plan                                                        A

          (b)   1995 Stock Option and Stock Incentive Plan--Individual Stock Option Agreement
                for Incentive Stock Option (contained in Exhibit 10.20(a))                                        A

          (c)   1997 Stock Option and Stock Incentive Plan                                                        A

          (d)   Form of Protective Compensation and Benefit Agreement                                             A

          (e)   1998 Employee Stock Purchase Plan                                                                 D

          (f)   1997 Directors' Compensation Plan                                                                 D

     13   Annual Report to Shareholders for 1998                                                                  D

     21   List of Subsidiaries                                                                                    A

     23.1 Consent of PricewaterhouseCoopers LLP                                                                   D

     27.1 Financial Data Schedule for the year ended December 31, 1998                                            D


Exhibit
Number                          Description of Exhibit
------                          ----------------------

A Incorporated by reference to the Company's Registration Statement No. 333-30581 filed under the Securities Act of 1933

B Filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 1997

C Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

D    Filed herewith

E    February, 1999 amendment filed herewith

(c)  Reports on Form 8-K

     None

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

                            KENDLE INTERNATIONAL INC.
                            -------------------------


DATE SIGNED:  March 31, 1999                     /s/  Candace Kendle
                                                 -------------------
                                                 Candace Kendle
                                                 Chairman and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                               Capacity                         Date
---------                                               --------                         ----
/s/  Candace Kendle                              Chairman of the Board of                March 31, 1999
-----------------------------------------        Directors and Chief Executive
Candace Kendle                                   Officer



/s/ Christopher C. Bergen                        President, Chief Operating              March 31, 1999
-----------------------------------------        Officer, Secretary and Director
Christopher C. Bergen


/s/ Timothy M. Mooney                            Executive Vice President,               March 31, 1999
-----------------------------------------        Chief Financial Officer,
Timothy M. Mooney                                Treasurer, Assistant Secretary
                                                 (Chief Accounting Officer) and
                                                 Director

/s/ Philip E. Beekman                            Director                                March 31, 1999
-----------------------------------------
Philip E. Beekman


/s/ Robert R. Buck                               Director                                March 31, 1999
-----------------------------------------
Robert R. Buck


/s/ Mary Beth Price                              Director                                March 31, 1999
-----------------------------------------
Mary Beth Price


/s/ Charles A. Sanders                           Director                                March 31, 1999
-----------------------------------------
Charles A. Sanders
