Form 10-Q
period 1999-03-31
KENDLE INTERNATIONAL INC
filed 1999-05-17
CIK 1039151

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                       Commission file number 000-23019
                                              ---------

                          KENDLE INTERNATIONAL INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Ohio                                       31-1274091
--------------------------------------------------------------------------------
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


441 Vine Street, Suite 700, Cincinnati, Ohio                        45202
--------------------------------------------------------------------------------
   (Address of principal executive offices)                        Zip Code



Registrant's telephone number, including area code         (513) 381-5550
                                                    --------------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,103,469 shares of common stock, no par value, as of April 30, 1999.

                            KENDLE INTERNATIONAL INC.

                                      INDEX


                                                                                                  Page
                                                                                                  ----
Part I.            Financial Information


         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - March 31, 1999
                           and December 31, 1998                                                  3

                     Condensed Consolidated Statements of Income - Three Months
                           Ended March 31, 1999 and 1998                                          4

                     Condensed Consolidated Statements of Comprehensive Income -
                           Three Months Ended March 31, 1999 and 1998                             5

                     Condensed Consolidated Statements of Cash Flows - Three                      6
                           Months Ended March 31, 1999 and 1998

                     Notes to Condensed Consolidated Financial Statements                         7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                              10


Part II.           Other Information                                                              16

         Item 2.     Changes in Securities                                                        16

         Item 6.     Exhibits and Reports on Form 8-K                                             16


Signatures                                                                                        17

Exhibit Index                                                                                     18

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,              December 31,
                                                                                           1999                     1998
                                                                                       -------------         -------------
                                                                                        (Unaudited)

                                          ASSETS
Current assets:
     Cash and cash equivalents                                                         $   5,279,526         $  13,980,300
     Available for sale securities                                                        33,794,758            40,768,460
     Accounts receivable                                                                  30,949,316            28,517,542
     Unreimbursed investigator and project costs                                           6,654,373             4,072,214
     Other current assets                                                                  3,701,858             4,051,540
                                                                                       -------------         -------------
               Total current assets                                                       80,379,831            91,390,056
                                                                                       -------------         -------------
Property and equipment, net                                                               13,054,099            11,319,793
Excess of purchase price over net assets acquired, net                                    51,037,860            47,691,537
Other assets                                                                               5,818,888             2,838,496
                                                                                       -------------         -------------
               Total assets                                                            $ 150,290,678         $ 153,239,882
                                                                                       =============         =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                               $     842,346         $     910,273
     Trade payables                                                                        5,318,302             6,252,061
     Advances against investigator and project costs                                       2,880,125             2,695,608
     Advance billings                                                                      6,103,352             9,722,037
     Other accrued liabilities                                                             5,684,757             6,314,274
                                                                                       -------------         -------------
         Total current liabilities                                                        20,828,882            25,894,253
                                                                                       -------------         -------------
Obligations under capital leases, less current portion                                     1,281,417             1,512,680
Note payable -- escrow agreement                                                             827,679             1,590,000
Other noncurrent liabilities                                                               1,893,971             1,742,902
                                                                                       -------------         -------------
         Total liabilities                                                                24,831,949            30,739,835
                                                                                       -------------         -------------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 15,000,000 shares authorized; 11,072,445 and
         10,955,390 shares issued and outstanding at
         March 31, 1999 and December 31, 1998, respectively                                   75,000                75,000
     Additional paid in capital                                                          116,662,164           114,425,511
     Retained earnings                                                                     9,810,750             7,517,039
     Accumulated other comprehensive income:
         Net unrealized holdings losses on available for sale securities                    (238,734)              (81,806)
         Foreign currency translation adjustment                                            (850,451)              564,303
                                                                                       -------------         -------------
         Total shareholders' equity                                                      125,458,729           122,500,047
                                                                                       -------------         -------------
               Total liabilities and shareholders' equity                              $ 150,290,678         $ 153,239,882
                                                                                       =============         =============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   For the Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                   1999                1998
                                                -----------         -----------

Net revenues                                    $25,764,125         $19,765,139
                                                -----------         -----------

Costs and expenses:
     Direct costs                                12,927,856          10,452,520
     Selling, general and administrative
        expenses                                  8,013,116           6,105,718
     Depreciation and amortization                1,488,147             900,858
                                                -----------         -----------
                                                 22,429,119          17,459,096
                                                -----------         -----------

        Income from operations                    3,335,006           2,306,043

Other income (expense):
     Interest income                                406,144             200,864
     Interest expense                               (79,186)            (51,843)
     Other                                           63,747              22,885
                                                -----------         -----------

Income before income taxes                        3,725,711           2,477,949

Income tax expense                                1,432,000           1,033,563
                                                -----------         -----------

        Net income                               $2,293,711          $1,444,386
                                                ===========         ===========


Income per share data:
Basic:
      Net income per share                            $0.21               $0.18
                                                ===========         ===========

      Weighted average shares                    11,060,372           7,959,716

Diluted:
      Net income per share                            $0.20               $0.17
                                                ===========         ===========

      Weighted average shares                    11,658,623           8,611,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)




                                                             For the Three Months Ended
                                                                      March 31,
                                                         -------------------------------
                                                             1999                1998
                                                             ----                ----

Net income                                               $ 2,293,711         $ 1,444,386
                                                         -----------         -----------

Other comprehensive income, net of tax:

     Foreign currency translation adjustment              (1,414,754)           (435,222)

     Net unrealized holdings gains (losses)
        on available for sale securities arising
        during the period, net of tax                       (155,233)             65,232
     Reclassification adjustment for holdings
        losses included in net income, net of tax             (1,695)                  0
                                                         -----------         -----------
     Net change in unrealized holdings gains
        (losses) on available for sale securities           (156,928)             65,232
                                                         -----------         -----------


Comprehensive income                                     $   722,029         $ 1,074,396
                                                         ===========         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     For the Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                    1999                 1998
                                                                                    ----                 ----

Net cash used in operating activities                                           $ (5,674,744)        $ (2,272,576)
                                                                                ------------         ------------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities           7,514,890            8,489,409
     Purchases of available for sale securities                                     (700,116)
     Acquisitions of property and equipment                                       (1,610,336)            (948,170)
     Additions to software costs                                                    (719,365)            (217,865)
     Other investments                                                            (1,303,550)
     Acquisition of business, less cash acquired                                  (4,090,924)          (9,798,307)
     Funding of note payable in connection with business acquisition              (1,590,000)
     Cash placed in escrow as a result of business acquisition                    (2,820,000)
                                                                                ------------         ------------
Net cash used in investing activities                                             (2,499,401)          (5,294,933)
                                                                                ------------         ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                          27,686               31,992
     Payments on capital lease obligations                                          (299,190)            (177,429)
                                                                                ------------         ------------
Net cash used in financing activities                                               (271,504)            (145,437)
                                                                                ------------         ------------

Effects of exchange rates on cash and cash equivalents                              (255,125)            (111,617)

Net decrease in cash and cash equivalents                                         (8,700,774)          (7,824,563)
Cash and cash equivalents:
     Beginning of period                                                          13,980,300           15,766,963
                                                                                ------------         ------------
     End of period                                                              $  5,279,526         $  7,942,400
                                                                                ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with investment in
    Component Software International, Inc.                                      $    371,307
                                                                                ============

Acquisition of Businesses:

      Fair value of assets acquired                                             $  6,269,611         $ 23,230,088
      Fair value of liabilities assumed                                         $   (574,624)          (4,975,689)
      Stock issued                                                              $ (1,604,063)          (8,456,092)
                                                                                ------------         ------------

     Net cash payments                                                          $  4,090,924         $  9,798,307
                                                                                ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K filed by Kendle International Inc. ("the Company") on March 31, 1999 with the Securities and Exchange Commission.

             The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

             Certain amounts reflected in the prior periods' condensed consolidated financial statements have been reclassified to be comparable with the current periods.

2.     NET INCOME PER SHARE DATA:

             Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

             The weighted average shares used in computing net income per diluted share have been calculated as follows:

                                                           Three Months Ended             Three Months Ended
                                                             March 31, 1999                 March 31, 1998
                                                     ----------------------------    --------------------------
       Weighted average common shares
           outstanding                                                11,060,372                     7,959,716
       Stock options                                                     598,251                       651,373
                                                     ----------------------------    --------------------------

        Weighted average shares                                       11,658,623                     8,611,089

3.  ACQUISITIONS:

             In January, 1999, the Company acquired Research Consultants (International) Holdings Ltd. ("IRC"), a U.K.-based company. Total acquisition costs consisted of approximately $4.4 million in cash and 87,558 shares of Common Stock. The shares have been placed in an escrow account pursuant to the IRC Share Purchase Agreement, 50% to be released in January, 2000 and the remainder in 2001.

             The Company acquired ACER/EXCEL Inc. ("ACER/EXCEL") in February, 1998 for approximately $14.4 million in cash and 987,574 shares of the Company's Common Stock.

             The acquisitions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The results of operations are included in the Company's results from the date of acquisition.

              The results of these companies have been included in the condensed consolidated statements of income for the three months ended March 31, 1999. The following unaudited pro forma results of operations for the three months ended March 31, 1998 assume the acquisitions occurred at the beginning of 1998:

                                                            Three Months Ended
                                                              March 31, 1998
                                                        -------------------------
       Net revenues                                                   $21,663,594

       Net income                                                      $1,379,509

       Net income per diluted share                                         $0.15

       Weighted average shares                                          9,331,110

             The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 1998, nor are they necessarily indicative of future operating results.

4.     INVESTMENT:

             In January, 1999, the Company acquired a minority interest in Component Software International, Inc. ("CSI"), a software consulting and development company, for approximately $1.6 million in cash and 19,995 shares of the Company's Common Stock. Concurrent with this transaction, the Company entered into a Multi-Year Strategic Service Agreement with CSI whereby the Company will pay CSI $7.0 million over the next four years in exchange for strategic software consulting and development services from CSI.

5.    SEGMENT INFORMATION:

             The Company does not manage nor is it organized into separate operating segments. The Company manages its business in the aggregate, as a full-service international CRO. Principal financial information by geographic areas is as follows:

                                                              Three Months Ended            Three Months Ended
                                                                March 31, 1999                March 31, 1998
                                                         --------------------------     ------------------------
       Net revenues
           North America                                               $18,725,904                  $13,454,047
           Foreign                                                       7,038,221                    6,311,092
                                                         --------------------------     ------------------------
                                                                       $25,764,125                  $19,765,139

                                                                    March 31, 1999            December 31, 1998
                                                         --------------------------     ------------------------
       Identifiable Assets
           North America                                              $105,239,622                 $113,125,603
           Foreign                                                      45,051,056                   40,114,279
                                                         --------------------------     ------------------------
                                                                      $150,290,678                 $153,239,882

             Net revenues of the Company's wholly-owned subsidiaries have been included in the condensed consolidated statements of income from the respective dates of acquisition.

6.  NEW ACCOUNTING PRONOUNCEMENT:

             In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since its only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information set forth and discussed below for the three months ended March 31, 1999, is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

         Kendle International Inc. ("the Company") is an international contract research organization (CRO) that provides integrated clinical research services including Phase I through IV drug development, on a contract basis to the pharmaceutical and biopharmaceutical industries.

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

         The Company's results are subject to volatility due to such factors as the commencement, completion, cancellation or delay of contracts; the progress of ongoing projects; cost overruns; the Company's sales cycle; the ability to maintain large customer contracts or to enter into new contracts, and other factors. In 1998, the Company's Phase I unit experienced a decline in revenues and a resulting loss from operations. The Phase I unit results in part reflect the inherent volatility in Phase I revenues due to the nature of Phase I studies (shorter duration studies with shorter lead time and higher potential for cancellation) combined with turnover in certain management personnel. The Company has taken steps designed to enhance the performance of the Phase I facility including the hiring of experienced Phase I management personnel and increasing its Phase I new business development efforts. The Company will continue to focus on its Phase I unit and further improving its operating results throughout 1999. However, the decline in revenues and resulting loss from operations in the Phase I unit could continue if the Company's efforts are unsuccessful.

ACQUISITIONS

         In 1998, the Company acquired ACER/EXCEL Inc. ("ACER/EXCEL") headquartered in Cranford, New Jersey. ACER/EXCEL provides customers with Phase II through IV clinical services. It also provides drug development services to the Pacific Rim, through a joint venture which operates a CRO headquartered in Beijing, China.

         In January, 1999, the Company acquired Research Consultants (International) Holdings Ltd. ("IRC"), a U.K. based regulatory affairs company.

         The acquisitions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The results of operations are included in the Company's condensed consolidated statements of operations from the dates of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Net revenues increased to $25.8 million for the three months ended March 31, 1999 from $19.8 million for the three months ended March 31, 1998. The 30% increase in net revenues was comprised of organic growth of 19% and growth from acquisitions of 11%. Revenues from G.D. Searle and Co. accounted for approximately 29% of net revenues for the three months ended March 31, 1999.

         Direct costs increased by $2.5 million, or 24%, from $10.4 million for the three months ended March 31, 1998 to $12.9 million for the three months ended March 31, 1999. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues decreased from 52.9% for the three months ended March 31, 1998 to 50.2% for the three months ended March 31, 1999. The decrease in those costs as a percentage of net revenues is due to the absorption of direct project-related costs over a larger revenue base.

         Selling, general and administrative expenses increased by $1.9 million, or 31%, from $6.1 million for the three months ended March 31, 1998 to $8.0 million for the three months ended March 31, 1999. The increase is primarily comprised of an increase in salaries and benefits, which is the result of the Company's continued efforts to increase its infrastructure in order to support the growth in business including increases in rent and other facilities expenses, travel, contractual services, recruiting, marketing, advertising, and other expenses. Selling, general and administrative expenses as a percentage of net revenues increased from 30.9% for the three months ended March 31, 1998 to 31.1% for the three months ended March 31, 1999.

         Depreciation and amortization expense increased $587,000, or 65%, from $901,000 for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999. The increase was due primarily to amortization of goodwill as a result of the Company's acquisitions.

         The Company's effective tax rate was 38.4% for the three months ended March 31, 1999 as compared to 41.7% for the three months ended March 31, 1998. The decrease in the effective tax rate is due to the Company's investment in tax advantaged securities in 1999 as compared to taxable securities in 1998 in order to achieve a better after-tax return on these investments.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $8.7 million for the three months ended March 31, 1999 as a result of cash used in operating, investing and financing activities of $5.7 million, $2.5 million and approximately $300,000, respectively. Net cash used in operating activities resulted from net income primarily offset by an increase in accounts receivable and a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

         Investing activities for the three months ended March 31, 1999 consisted of the costs related to the IRC acquisition of $4.1 million (net of cash acquired), funding of an escrow note in connection with the U-Gene Research B.V. acquisition of approximately $1.6 million and capital expenditures of approximately $2.3 million, offset by net proceeds from sales and purchases of available for sales securities of $6.8 million.

         The Company had available for sale securities totaling $33.8 million at March 31, 1999.

         The Company has a $30 million credit facility with certain banks. The credit facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. All amounts outstanding thereunder become due and payable in February, 2001. The facility includes various restrictive covenants including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At March 31, 1999, there were no amounts outstanding under the credit facility.

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

         The Company has a detailed plan in place to address the Year 2000 Issue. The Company has formed an ongoing internal review team to address the Year 2000 Issue that encompasses personnel from various operational and administrative areas of the Company and involved the engagement of an outside consultant. Progress against the Year 2000 plan is monitored by this internal review team and reported to senior management and the Board of Directors on a regular basis. The project has proceeded according to plan thus far.

         The Company's Year 2000 plan encompasses the following: (a) inventory and assessment, (b) remediation, and (c) validation and implementation. To date, the Company's key financial and operational systems have been inventoried and detailed plans are in place for the required systems modifications or replacements. Implementation of required changes to critical business systems, including testing of those changes, is substantially complete. The remainder of the plan, including remediation of certain European clinical data management systems, is expected to be ongoing in 1999, with completion expected by September 30, 1999.

         The Company has initiated formal communications with its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. These suppliers include utility companies, telecommunications companies and business specific product suppliers such as software and hardware providers and Phase I unit equipment providers. To date, responses have been received from approximately 52% of the Company's inventory of suppliers. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         Incremental costs, which include contractor costs to modify existing systems and costs of internal resources involved in achieving Year 2000 compliance, are charged to expense as incurred. The Company has utilized both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. Costs for the Year 2000 project are estimated to total $840,000, of which approximately 54% has been spent through March 31, 1999. Approximately $200,000 of the $380,000 of costs which remain relate to the replacement of certain of the Company's noncritical business systems.

         The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns.

         The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for potential Year 2000 Issues. Contingency plans to protect the business from Year 2000 related interruptions are being developed. The

Company expects these plans to be completed during the second quarter of 1999 and they will include, for example, development of backup procedures and identification of alternative suppliers.

         Worst-case scenarios resulting from Year 2000 problems could include the following: loss of electrical, water and other utility services which could result in disruption of the Company's services; software and embedded technology failure which could disrupt the Company's equipment, systems and networks resulting in an inability to perform existing and future studies and/or have an adverse impact on the health and well being of patients; the loss of telecommunications capabilities (both voice and data), which could result in an inability of the Company to internally communicate or to communicate with, among others, its customers and investigational sites; and the inability of the Company's third party investigational sites to become Year 2000 compliant, which could result in the loss to the Company of their services. As previously discussed, the Company is currently in the process of developing contingency plans to address the consequences of these issues, should they arise. These or other events could result in business slowdowns or suspensions and have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENT

         In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since its only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

         Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, the ability of the combined businesses to be integrated with the Company's operations, the Company's ability to meet deadlines regarding Year 2000 readiness, ability to penetrate new markets, the ability of joint venture businesses to be integrated with the Company's operations, and the ability to maintain large customer contracts or to enter into new contracts, and the other risk factors set forth in the Company's SEC filings, copies of which are available upon request from the Company's investor relations department.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities

         In January, 1999 the Company acquired Research Consultants (International) Holdings Ltd. Total acquisition costs consisted of $4.4 million in cash and 87,558 shares of Kendle Common Stock. Also in January, 1999, the Company acquired a minority interest in Component Software International, Inc. for $1.6 million in cash and 19,995 shares of the Company's Common Stock. Both issuances of Common Stock were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.


Item 3.     Defaults upon Senior Securities - Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.     Other Information - Not applicable

Item 6.     Exhibits and Reports on Form 8-K

         (a)   Exhibits

         Exhibits          Description
         ------------      -----------

         27.1              Financial Data Schedule For the Three
                           Months Ended March 31, 1999

         (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         KENDLE INTERNATIONAL INC.



                                  By: /s/ Candace K. Kendle
                                      ------------------------------------------
Date:  May 17, 1999                   Candace K. Kendle
                                      Chairman of the Board and Chief
                                      Executive Officer



                                  By: /s/ Timothy M. Mooney
                                      ------------------------------------------
Date: May 17, 1999                    Timothy M. Mooney
                                      Executive Vice President - Chief Financial
                                      Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

       Exhibits                         Description
       --------------                   -----------


       27.1                             Financial Data Schedule For the Three
                                        Months Ended March 31, 1999