Form 10-Q
period 1999-06-30
KENDLE INTERNATIONAL INC
filed 1999-08-13
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,330,418 shares of common stock, no par value, as of July 31, 1999.

                            KENDLE INTERNATIONAL INC.

                                      INDEX


                                                                                                 Page
                                                                                                 ----
Part I.            Financial Information


         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - June 30, 1999
                           and December 31, 1998                                                  3

                     Condensed Consolidated Statements of Income - Three
                           Months Ended June 30, 1999 and 1998; Six Months
                           Ended June 30, 1999 and 1998                                           4

                     Condensed Consolidated Statements of Comprehensive Income -
                           Three Months Ended June 30, 1999 and 1998; Six
                           Months Ended June 30, 1999 and 1998                                    5

                     Condensed Consolidated Statements of Cash Flows - Six
                           Months Ended June 30, 1999 and 1998                                    6

                     Notes to Condensed Consolidated Financial Statements                         7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                             11


Part II.           Other Information                                                             18

         Item 4.     Submission of Matters to a Vote of Security Holders                         18

         Item 6.     Exhibits and Reports on Form 8-K                                            18


Signatures                                                                                       20

Exhibit Index                                                                                    21

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,               December 31,
                                                                                           1999                     1998
                                                                                    --------------------    ---------------------
                                                                                        (Unaudited)

                                           ASSETS
Current assets:
     Cash and cash equivalents                                                            $  10,083,414            $  13,980,300
     Available for sale securities                                                           26,354,840               40,768,460
     Accounts receivable                                                                     32,552,362               28,517,542
     Unreimbursed investigator and project costs                                              7,044,687                4,072,214
     Other current assets                                                                     4,551,827                4,051,540
                                                                                    --------------------    ---------------------
               Total current assets                                                          80,587,130               91,390,056
                                                                                    --------------------    ---------------------
Property and equipment, net                                                                  12,970,662               11,319,793
Excess of purchase price over net assets acquired, net                                       52,188,858               47,691,537
Other assets                                                                                  5,671,340                2,838,496
                                                                                    --------------------    ---------------------
               Total assets                                                               $ 151,417,990            $ 153,239,882
                                                                                    ====================    =====================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                                  $     801,737            $     910,273
     Trade payables                                                                           5,945,595                6,252,061
     Advances against investigator and project costs                                          1,788,759                2,695,608
     Advance billings                                                                         7,842,529                9,722,037
     Other accrued liabilities                                                                5,125,941                6,314,274
                                                                                    --------------------    ---------------------
         Total current liabilities                                                           21,504,561               25,894,253
                                                                                    --------------------    ---------------------
Obligations under capital leases, less current portion                                        1,100,981                1,512,680
Note payable -- escrow agreement                                                                      -                1,590,000
Other noncurrent liabilities                                                                  2,173,967                1,742,902
                                                                                    --------------------    ---------------------
         Total liabilities                                                                   24,779,509               30,739,835
                                                                                    --------------------    ---------------------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 15,000,000 shares authorized; 11,108,812 and
         10,953,390 shares issued and outstanding at
         June 30, 1999 and December 31, 1998 respectively                                        75,000                   75,000
     Additional paid in capital                                                             117,146,440              114,425,511
     Retained earnings                                                                       11,412,211                7,517,039
     Accumulated other comprehensive income:
         Net unrealized holdings losses on available for sale securities                       (552,673)                 (81,806)
         Foreign currency translation adjustment                                             (1,442,497)                 564,303
                                                                                    --------------------    ---------------------
         Total shareholders' equity                                                         126,638,481              122,500,047
                                                                                    --------------------    ---------------------
               Total liabilities and shareholders' equity                                 $ 151,417,990            $ 153,239,882
                                                                                    ====================    =====================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             For the Three Months Ended                       For the Six Months Ended
                                                      June 30,                                        June 30,
                                      -----------------------------------------      -------------------------------------------
                                             1999                  1998                     1999                   1998
                                             ----                  ----                     ----                   ----

Net revenues                                 $ 27,854,050         $ 22,534,019              $ 53,618,175           $ 42,299,158
                                      --------------------   ------------------      --------------------   --------------------

Costs and expenses:
     Direct costs                              14,886,157           12,032,601                27,814,013             22,485,121
     Selling, general and
         administrative expenses                8,921,255            6,738,539                16,934,371             12,844,257
     Depreciation and amortization              1,529,136            1,158,486                 3,017,283              2,059,344
                                      --------------------   ------------------      --------------------   --------------------

                                               25,336,548           19,929,626                47,765,667             37,388,722
                                      --------------------   ------------------      --------------------   --------------------

        Income from operations                  2,517,502            2,604,393                 5,852,508              4,910,436

Other income (expense):
     Interest income                              312,755               96,504                   718,899                297,368
     Interest expense                             (50,809)             (90,331)                 (129,995)              (142,174)
     Other                                       (176,987)              31,201                  (113,240)                54,086
                                      --------------------   ------------------      --------------------   --------------------

Income before income taxes                      2,602,461            2,641,767                 6,328,172              5,119,716

Income tax expense                              1,001,000            1,083,125                 2,433,000              2,116,688
                                      --------------------   ------------------      --------------------   --------------------

        Net income                           $  1,601,461         $  1,558,642              $  3,895,172           $  3,003,028
                                      ====================   ==================      ====================   ====================


Income per share data:
Basic:
      Net income per share                   $       0.14         $       0.18              $       0.35           $       0.36
                                      ====================   ==================      ====================   ====================


      Weighted average shares                  11,100,594            8,590,559                11,080,590              8,310,405

Diluted:
      Net income per share                   $       0.14         $       0.17              $       0.33           $       0.33
                                      ====================   ==================      ====================   ====================


      Weighted average shares                  11,597,359            9,290,610                11,633,172              8,991,428



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                      For the Three Months Ended                 For the Six Months Ended
                                                               June 30,                                  June 30,
                                                  --------------------------------------   -------------------------------------
                                                       1999                 1998                1999                1998
                                                       ----                 ----                ----                ----

Net income                                              $ 1,601,461         $ 1,558,642       $ 3,895,172           $ 3,003,028
                                                  ------------------  ------------------   ---------------    ------------------

Other comprehensive income, net of tax:

     Foreign currency translation adjustments              (592,046)            267,693        (2,006,800)             (167,529)

     Net unrealized holdings gains (losses)
        on available for sale securities arising
        during the period, net of tax                      (268,424)               (133)         (423,657)               65,099
     Reclassification adjustment for holdings
        gains included in net income, net of tax            (45,515)            (64,473)          (47,210)              (64,473)
                                                  ------------------  ------------------   ---------------    ------------------
     Net change in unrealized holdings gains
        (losses) on available for sale securities          (313,939)            (64,606)         (470,867)                  626
                                                  ------------------  ------------------   ---------------    ------------------


Comprehensive income                                    $   695,476         $ 1,761,729       $ 1,417,505           $ 2,836,125
                                                  ==================  ==================   ===============    ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                       ----------------------------------------------
                                                                               1999                     1998
                                                                               ----                     ----

Net cash used in operating activities                                           $ (3,256,971)           $ (8,143,756)
                                                                       ----------------------    --------------------

Cash flows from investing activities:
     Proceeds from sale of available for sale securities                          19,309,444              10,337,102
     Purchases of available for sale securities                                   (5,368,691)
     Acquisitions of property and equipment                                       (2,824,238)             (2,142,522)
     Additions to software costs                                                  (1,559,743)               (433,619)
     Other investments                                                            (1,303,550)
     Acquisitions of businesses, less cash acquired                               (6,411,522)             (9,855,466)
     Cash placed in escrow as a result of business acquisition                                            (2,820,000)
     Payment of escrow note related to business acquisition                       (1,590,000)
                                                                       ----------------------    --------------------
Net cash provided by (used in) investing activities                                  251,700              (4,914,505)
                                                                       ----------------------    --------------------

Cash flows from financing activities:
     Net proceeds from follow-on offering                                                                 51,548,708
     Proceeds from exercise of stock options                                          68,746                  58,045
     Debt issue costs                                                                                        (54,322)
     Payments on capital lease obligations                                          (520,235)               (397,102)
     Other                                                                           (75,117)
                                                                       ----------------------    --------------------
Net cash provided by (used in) financing activities                                 (526,606)             51,155,329
                                                                       ----------------------    --------------------

Effects of exchange rates on cash and cash equivalents                              (365,009)                (30,827)

Net increase (decrease) in cash and cash equivalents                              (3,896,886)             38,066,241
Cash and cash equivalents:
     Beginning of period                                                          13,980,300              15,766,963
                                                                       ----------------------    --------------------
     End of period                                                              $ 10,083,414            $ 53,833,204
                                                                       ======================    ====================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


Issuance of common stock in connection with investment in
     Component Software International, Inc.                                     $    371,307
                                                                       ======================

Issuance of common stock in connection with Employee
     Stock Purchase Plan                                                        $    501,618
                                                                       ======================


Acquisitions of Businesses:

      Fair value of assets acquired                                             $  9,705,784            $ 23,287,247
      Fair value of liabilities assumed                                           (1,690,199)             (4,975,689)
      Stock issued                                                                (1,604,063)             (8,456,092)
                                                                       ----------------------    --------------------

     Net cash payments                                                             6,411,522             $ 9,855,466
                                                                       ======================    ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.     BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1998 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

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

             The weighted average shares used in computing net income per diluted share have been calculated as follows:

                                                       Three Months Ended June        Three Months Ended June
                                                              30, 1999                       30, 1998
                                                     ----------------------------    --------------------------
       Weighted average common shares
           outstanding                                                11,100,594                     8,590,559
       Stock options                                                     496,765                       700,051
                                                     ----------------------------    --------------------------

        Weighted average shares                                       11,597,359                     9,290,610

                                                          Six Months Ended             Six Months Ended June
                                                            June 30, 1999                    30, 1998
                                                     ----------------------------    --------------------------
       Weighted average common shares
           outstanding                                                11,080,590                     8,310,405
       Stock options                                                     552,582                       681,023
                                                     ----------------------------    --------------------------

        Weighted average shares                                       11,633,172                     8,991,428


3.  ACQUISITIONS:

             In June, 1999, the Company acquired ESCLI S.A., a contract research organization located in Paris, France, for approximately $2.6 million in cash.

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

             The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of each year:

                                                           Six Months Ended June         Six Months Ended June
                                                                 30, 1999                      30, 1998
                                                         --------------------------     ------------------------
       Net revenues                                                    $55,324,938                  $46,830,530

       Net income                                                       $3,891,973                   $2,924,327

       Net income per diluted share                                          $0.33                        $0.31

       Weighted average shares                                          11,633,172                    9,459,830

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


5.    SEGMENT INFORMATION:

             The Company does not manage nor is it organized into separate operating segments. The Company manages its business in the aggregate, as a full-service international CRO. Principal financial information by geographic area is as follows:

                                                          Three Months Ended June         Three Months Ended
                                                                 30, 1999                    June 30, 1998
                                                         --------------------------     ------------------------
       Net revenues
           North America                                               $20,240,501                  $17,634,090
           Foreign                                                       7,613,549                    4,899,929
                                                         --------------------------     ------------------------
                                                                       $27,854,050                  $22,534,019

                                                           Six Months Ended June         Six Months Ended June
                                                                 30, 1999                      30, 1998
                                                         --------------------------     ------------------------
       Net revenues
           North America                                               $38,966,405                  $31,088,137
           Foreign                                                      14,651,770                   11,211,021
                                                         --------------------------     ------------------------
                                                                       $53,618,175                  $42,299,158

                                                                June 30, 1999            December 31, 1998
                                                         --------------------------     ------------------------
       Identifiable Assets
           North America                                              $104,574,189                 $113,125,603
           Foreign                                                      46,843,801                   40,114,279
                                                         --------------------------     ------------------------
                                                                      $151,417,990                 $153,239,882

             Net revenues of the Company's wholly-owned subsidiaries have been included in the condensed consolidated statements of income from the respective dates of acquisition.

6.    SUBSEQUENT EVENT:

             In July, 1999, the Company acquired Health Care Communications Inc. ("HCC"), a New Jersey based medical communications company, and HCC Health Care Communications (1991) Ltd., a Toronto based contract research organization. Total acquisition costs consisted of approximately $5.6 million in cash and 174,559 shares of the Company's Common Stock. The purchase price may be increased dependent upon the achievement of certain operating objectives. This acquisition will be accounted for using the purchase method of accounting.

7.  NEW ACCOUNTING PRONOUNCEMENT:

             In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company's only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
              RESULTS OF OPERATIONS

         The information set forth and discussed below for the three and six months ended June 30, 1999, is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

         The Company's results are subject to volatility due to such factors as the commencement, completion, cancellation or delay of contracts; the progress of ongoing projects; cost overruns; the Company's sales cycle; the ability to maintain large customer contracts or to enter into new contracts, and other factors. In 1998, the Company's Phase I unit experienced a decline in revenues and a resulting loss from operations. The Phase I unit results in part reflect the inherent volatility in Phase I revenues due to the nature of Phase I studies (shorter duration studies with shorter lead time and higher potential for cancellation) combined with turnover in certain management personnel. The Company has taken steps designed to enhance the performance of the Phase I facility including the hiring of experienced Phase I management personnel and increasing its Phase I new business development efforts. As a result of these efforts, the backlog of projects in the Phase I facility more than tripled from March 31, 1999 to June 30, 1999. Assuming no cancellations or delays in projects, the increase in new business activity should benefit the Phase I unit beginning in the second half of 1999. The Company will continue to focus on its Phase I unit and further improving its operating results throughout 1999. However, the decline in revenues and resulting loss from operations in the Phase I unit could continue if the Company's efforts are unsuccessful.

ACQUISITIONS


         In January, 1999, the Company acquired Research Consultants (International) Holdings Ltd. ("IRC"), a U.K. based regulatory affairs company.

         In June, 1999, the Company acquired ESCLI S.A., a contract research organization located in Paris, France.

         In July, 1999, the Company acquired Health Care Communications Inc., a New Jersey based medical communications company, and HCC Health Care Communications (1991) Ltd., a Toronto based contract research organization.

         The acquisitions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The results of operations are included in the Company's condensed consolidated statements of income from the dates of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net revenues increased to $27.9 million for the three months ended June 30, 1999 from $22.5 million for the three months ended June 30, 1998. The 24% increase in net revenues was comprised of organic growth of 19% and growth from acquisitions of 5%. Revenues from G.D. Searle and Co. and Centocor, Inc. accounted for approximately 29% and 21%, respectively, of net revenues for the three months ended June 30, 1999. Net revenues during the three months ended June 30, 1999 were negatively impacted by approximately $215,000 due to a revision in the estimated costs to complete on one of the Company's contracts and $400,000 due to foreign currency translation.

         Direct costs increased by $2.9 million, or 24%, from $12.0 million for the three months ended June 30, 1998 to $14.9 million for the three months ended June 30, 1999. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs were impacted by an adjustment due to a potential loss of approximately $212,000 related to one of the Company's contracts. Direct costs expressed as a percentage of net revenues were 53.4% for the three months ended June 30, 1999 which is consistent with the quarter ended June 30, 1998.

         Selling, general and administrative expenses increased by $2.2 million, or 32%, from $6.7 million for the three months ended June 30, 1998 to $8.9 million for the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net revenues increased from 29.9% for the three months ended June 30, 1998 to 32% for the three months ended June 30, 1999. The increase in these costs as a percentage of net revenues is primarily the result of significantly higher costs to recruit and relocate personnel for a number of key management positions which were not expected to be filled until later in the year. Given the success of filling these positions in the second quarter, the Company believes that recruiting and relocation costs should be lower in the second half of the year than the first half of 1999.

         Depreciation and amortization expense increased $300,000, or 32%, from $1.2 million for the three months ended June 30, 1998 to $1.5 million for the three months ended June 30, 1999. The increase was due primarily to amortization of goodwill as a result of the Company's acquisitions.

         The Company's effective tax rate was 38.5% for the three months ended June 30, 1999 as compared to 41% for the three months ended June 30, 1998. The decrease in the effective tax rate is due to the Company's investment in tax advantaged securities in 1999 as compared to taxable securities in 1998 in order to achieve a better after-tax return on these investments.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net revenues increased to $53.6 million for the six months ended June 30, 1999 from $42.3 million for the six months ended June 30, 1998. The 27% increase in net revenues was comprised of organic growth of 21% and growth from acquisitions of 6%. Revenues from G.D. Searle and Co. and Centocor, Inc. accounted for approximately 29% and 17% respectively, of net revenues for the six months ended June 30, 1999.

         Direct costs increased by $5.3 million, or 24%, from $22.5 million for the six months ended June 30, 1998 to $27.8 million for the six months ended June 30, 1999. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues were 51.9% for the six months ended June 30, 1999 compared to 53.2% for the six months ended June 30, 1998. The decrease in these costs as a percentage of net revenues is due to the absorption of direct project related costs over a large revenue base offset by a second quarter adjustment due to a potential loss relating to one of the Company's contracts.

         Selling, general and administrative expenses increased by $4.1 million, or 32%, from $12.8 million for the six months ended June 30, 1998 to $16.9 million for the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net revenues increased from 30.4% for the six months ended June 30, 1998 to 31.6% for the six months ended June 30, 1999. The increase in these costs as a percentage of net revenues is primarily the result of significantly higher costs to recruit and relocate personnel for a number of key management positions which were not expected to be filled until later in the year.

         Depreciation and amortization expense increased approximately $900,000, or 47%, from $2.1 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999. The increase was due primarily to amortization of goodwill as a result of the Company's acquisitions.

         The Company's effective tax rate was 38.4% for the six months ended June 30, 1999 as compared to 41.3% for the six months ended June 30, 1998. The decrease in the effective tax rate is due to the Company's investment in tax advantaged securities in 1999 as compared to taxable securities in 1998 in order to achieve a better after-tax return on these investments.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $3.9 million for the six months ended June 30, 1999 primarily as a result of cash used in operating and financing activities of $3.3 million and approximately $500,000, respectively. Net cash used in operating activities resulted from net income primarily offset by an increase in accounts receivable and a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

         Investing activities for the six months ended June 30, 1999 consisted of the costs related to the IRC and ESCLI acquisitions of $4.1 million and $2.3 million, respectively (net of cash acquired), payment of an escrow note in connection with the Company's acquisition of U-Gene Research B.V. in June, 1997, of approximately $1.6 million, capital expenditures of approximately $4.4 million and investments in Component Software International, Inc. ("CSI") of $1.3 million, offset by net proceeds from sales and purchases of available for sale securities of $13.9 million.

         The Company had available for sale securities totaling $26.4 million at June 30, 1999.

         The Company has a $30 million credit facility with certain banks. The credit facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. All amounts outstanding thereunder become due and payable in February, 2001. The facility includes various restrictive covenants including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At June 30, 1999, there were no amounts outstanding under the credit facility.

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

         The Company has a detailed plan in place to address the Year 2000 Issue. The Company has formed an ongoing internal review team to address the Year 2000 Issue that encompasses personnel from various operational and administrative areas of the Company and involves the engagement of an outside consultant. Progress against the Year 2000 plan is monitored by this internal review team and reported to senior management and the Board of Directors on a regular basis. The project has proceeded according to plan thus far.

         The Company's Year 2000 plan encompasses the following: (a) inventory and assessment, (b) remediation, and (c) validation and implementation. To date, the Company's key financial and operational systems have been inventoried and detailed plans are in place for the required systems modifications or replacements. Implementation of required changes to critical business systems, including testing of those changes, is substantially complete. The remainder of the plan, including remediation of certain European clinical data management systems, is expected to be completed by September 30, 1999.

         The Company has initiated formal communications with its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. These suppliers include utility companies, telecommunications companies and business specific product suppliers such as software and hardware providers and Phase I unit equipment providers. To date, responses have been received from approximately 63% of the Company's inventory of suppliers. Contingency plans have been or are currently being developed to determine alternative sources of supplies from vendors who have not yet responded to the Company's inquiries. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         Incremental costs, which include contractor costs to modify existing systems and costs of internal resources involved in achieving Year 2000 compliance, are charged to expense as incurred. The Company has utilized both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. Costs for the Year 2000 project are estimated to total $900,000, of which approximately 59% has been spent through June 30, 1999. Approximately $125,000 of the $370,000 of costs which remain relate to the replacement of certain of the Company's noncritical business systems.

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

         The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for potential Year 2000 Issues. Contingency plans to protect the business from Year 2000 related interruptions are being developed. The Company expects these plans to be completed during the third quarter of 1999 and they will include, for example, development of backup procedures and identification of alternative suppliers.

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

NEW ACCOUNTING PRONOUNCEMENT

         In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company's only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities and Use of Proceeds - Not applicable

Item 3.           Defaults upon Senior Securities - Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held May 20, 1999. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Philip E. Beekman, Christopher C. Bergen, Robert R. Buck, Timothy M. Mooney, Mary Beth Price, and Charles A. Sanders. Share were voted as follows: Candace Kendle (FOR: 8,714,668 AGAINST:
6,100), Philip E. Beekman (FOR: 8,713,843 AGAINST: 6,925), Christopher C. Bergen (FOR: 8,714,643 AGAINST: 6,125), Robert R. Buck (FOR: 8,714,543 AGAINST: 6,225),
Timothy M. Mooney (FOR: 8,714,843 AGAINST: 5,925), Mary Beth Price (FOR:
8,714,468 AGAINST: 6,300), and Charles A. Sanders (FOR: 8,714,593 AGAINST:
6,175).

         The Shareholders also approved the Amendment to the Company's Restated and Amended Articles of Incorporation to increase the number of authorized shares of Common Stock. In connection with such approval, there were 8,380,600 shares voted for the approval of the amendment, 335,498 shares cast against, and 4,670 shares cast to abstain.

         In addition, the Shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the calendar year 1999. In connection with such ratification, 8,716,128 shares were voted for ratification, 740 shares cast against, and 3,900 shares cast to abstain.


Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K

         (a)   Exhibits

         Exhibits                    Description
         --------                    -----------

         2.12                        Asset Purchase Agreement dated
                                     June 27, 1999 by and among the
                                     Company and the Shareholders of Health Care
                                     Communications, Inc.

         27.1              Financial Data Schedule For the Six
                           Months Ended June 30, 1999

         27.2              Financial Data Schedule For the Three
                           Months Ended June 30, 1999

         (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              KENDLE INTERNATIONAL INC.



                                  By: /s/ Candace K. Kendle
                                      -----------------------------------------
Date:  August 13, 1999                Candace K. Kendle
                                      Chairman of the Board and Chief
                                      Executive Officer



                                  By: /s/ Timothy M. Mooney
                                      -----------------------------------------
Date: August 13, 1999                 Timothy M. Mooney
                                      Executive Vice President - Chief Financial
                                      Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                                    Description
         --------                                    -----------

         2.12 Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of Health Care
                                        Communications, Inc.

         27.1                           Financial Data Schedule For the Six
                                        Months Ended June 30, 1999

         27.2                           Financial Data Schedule For the Three
                                        Months Ended June 30, 1999