Form 10-Q
period 1999-09-30
KENDLE INTERNATIONAL INC
filed 1999-11-15
CIK 1039151

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

Commission file number 000-23019

KENDLE INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1274091

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

441 Vine Street, Suite 1200, Cincinnati, Ohio	45202

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code (513) 381-5550

(Former name or former address, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,479,659 shares of common stock, no par value, as of October 31, 1999.

KENDLE INTERNATIONAL INC.

Index

			Page
Part I.		Financial Information

	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets — September 30, 1999 and December 31, 1998	3

		Condensed Consolidated Statements of Income — Three Months Ended September 30, 1999 and 1998; Nine Months Ended September 30, 1999 and 1998	4

		Condensed Consolidated Statements of Comprehensive Income - Three Months Ended September 30, 1999 and 1998; Nine Months Ended September 30, 1999 and 1998	5

		Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 1999 and 1998	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Part II		Other Information	18

	Item 2.	Changes in Securities and Use of Proceeds	18

	Item 6.	Exhibits and Reports on Form 8-K	18

Signatures			19

Exhibit Index			20

KENDLE INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	1999	1998

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$5,558,104	$13,980,300

Available for sale securities	19,894,849	40,768,460

Accounts receivable	41,825,891	28,517,542

Unreimbursed investigator and project costs	7,090,499	4,072,214

Other current assets	5,415,990	4,051,540

Total current assets	79,785,333	91,390,056

Property and equipment, net	14,520,906	11,319,793

Excess of purchase price over net assets acquired, net	68,690,455	47,691,537

Other assets	6,477,911	2,838,496

Total assets	$169,474,605	$153,239,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of obligations under capital leases	$752,311	$910,273

Amounts outstanding on credit facility	6,600,000	—

Trade payables	6,803,900	6,252,061

Advances against investigator and project costs	2,120,527	2,695,608

Advance billings	9,830,753	9,722,037

Other accrued liabilities	6,766,476	6,314,274

Total current liabilities	32,873,967	25,894,253

Obligations under capital leases, less current portion	936,302	1,512,680

Note payable — escrow agreement	—	1,590,000

Other noncurrent liabilities	3,042,174	1,742,902

Total liabilities	36,852,443	30,739,835

Shareholders’ equity:

Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding Common stock — no par value; 15,000,000 shares authorized; 11,478,115 and 10,955,390 shares issued and outstanding at September 30, 1999 and December 31, 1998 respectively	75,000	75,000

Additional paid in capital	120,626,095	114,425,511

Retained earnings	13,097,076	7,517,039

Accumulated other comprehensive income:

Net unrealized holdings losses on available for sale securities	(350,602)	(81,806)

Foreign currency translation adjustment	(825,407)	564,303

Total shareholders’ equity	132,622,162	122,500,047

Total liabilities and shareholders’ equity	$169,474,605	$153,239,882

      The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Net revenues	$29,942,242	$22,869,484	$83,560,417	$65,168,642

Costs and expenses:

Direct costs	15,406,094	10,771,527	43,220,107	32,868,484

Selling, general and administrative expenses	10,144,119	8,082,157	27,078,490	21,314,578

Depreciation and amortization	1,759,800	1,261,657	4,777,083	3,321,001

	27,310,013	20,115,341	75,075,680	57,504,063

Income from operations	2,632,229	2,754,143	8,484,737	7,664,579

Other income (expense):

Interest income	114,443	766,239	833,342	1,063,607

Interest expense	(53,793)	(69,512)	(183,788)	(211,686)

Other	54,815	(92,736)	(58,425)	(38,650)

Income before income taxes	2,747,694	3,358,134	9,075,866	8,477,850

Income tax expense	1,062,829	1,348,708	3,495,829	3,465,394

Net income	$1,684,865	$2,009,426	$5,580,037	$5,012,456

Income per share data:

Basic:

Net income per share	$0.15	$0.19	$0.50	$0.55

Weighted average shares	11,355,822	10,750,343	11,173,342	9,187,371

Diluted:

Net income per share	$0.14	$0.18	$0.48	$0.51

Weighted average shares	11,820,733	11,410,455	11,700,728	9,821,955

      The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Net income	$1,684,865	$2,009,426	$5,580,037	$5,012,456

Other comprehensive income, net of tax:

Foreign currency translation adjustments	617,090	973,237	(1,389,710)	805,708

Net unrealized holdings gains (losses) on available for sale securities arising during the period, net of tax	31,027	174	(487,050)	65,273

Reclassification adjustment for holdings (gains) losses included in net income, net of tax	171,044		218,254	(64,473)

Net change in unrealized holdings gains (losses) on available for sale securities	202,071	174	(268,796)	800

Comprehensive income	$2,504,026	$2,982,837	$3,921,531	$5,818,964

      The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,

	1999	1998

Net cash used in operating activities	$(5,328,027)	$(3,650,597)

Cash flows from investing activities:

Proceeds from sale of available for sale securities	40,510,295	10,337,102

Purchases of available for sale securities	(19,907,481)

Acquisitions of property and equipment	(4,907,245)	(3,410,346)

Additions to software costs	(2,536,171)	(1,103,390)

Other investments	(1,303,550)	(250,000)

Acquisitions of businesses, less cash acquired	(18,934,404)	(12,675,466)

Payment of escrow note related to business acquisition	(1,590,000)

Net cash used in investing activities	(8,668,556)	(7,102,100)

Cash flows from financing activities:

Net proceeds from follow-on offering		51,474,635

Proceeds from credit facility	6,600,000

Proceeds from exercise of stock options	79,523	90,605

Payments on capital lease obligations	(734,340)	(611,249)

Debt issue costs		(54,322)

Other	(75,117)

Net cash provided by financing activities	5,870,066	50,899,669

Effects of exchange rates on cash and cash equivalents	(295,679)	190,246

Net increase (decrease) in cash and cash equivalents	(8,422,196)	40,337,218

Cash and cash equivalents:

Beginning of period	13,980,300	15,766,963

End of period	$5,558,104	$56,104,181

Supplemental schedule of noncash investing and financing activities:

Acquisition of equipment under capital leases	$19,821

Issuance of common stock in connection with investment in Digineer Inc.(formerly Component Software International, Inc.)	$371,307

Issuance of common stock in connection with Employee Stock Purchase Plan	$501,618

Acquisitions of Businesses:

Fair value of assets acquired	$29,559,025	$30,193,345

Fair value of liabilities assumed	(5,720,535)	(4,975,689)

Stock issued	(4,904,086)	(12,542,190)

Net cash payments	$18,934,404	$12,675,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1998 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Certain amounts reflected in the prior periods’ condensed consolidated financial statements have been reclassified to be comparable with the current periods.

2. Net Income Per Share Data:

Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The weighted average shares used in computing net income per diluted share have been calculated as follows:

	Three Months Ended	Three Months Ended
	September 30, 1999	September 30, 1998

Weighted average common shares outstanding	11,355,822	10,750,343

Stock options	464,911	660,112

Weighted average shares	11,820,733	11,410,455

	Nine Months Ended	Nine Months Ended}
	September 30, 1999	September 30, 1998

Weighted average common shares outstanding	11,173,342	9,187,371

Stock options	527,386	634,584

Weighted average shares	11,700,728	9,821,955

      Options to purchase approximately 550,000 shares of common stock with exercise prices ranging between $13.78 and $31.00 were outstanding during the three months ended September 30, 1999, but were not included in the computation of earnings per diluted share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase approximately 300,000 shares of common stock with exercise prices ranging between $18.75 and $31.00 were outstanding during the nine months ended September 30, 1999, but were not included in the computation of earnings per diluted share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3. Acquisitions:

      In August, 1999, the Company acquired Specialist Monitoring Services, a contract research organization located in Crowthorne, United Kingdom. Total acquisition costs consisted of approximately $7.4 million in cash and 141,680 shares of the Company’s Common Stock. Of the total purchase price, approximately $114,000 in cash and 97,066 shares were placed in an escrow account, 50% to be released in August, 2000 and the remainder in August, 2001.

      In July, 1999, the Company acquired Health Care Communications Inc. (“HCC”), a New Jersey based medical communications company, and HCC Health Care Communications (1991) Ltd., a Toronto based contract research organization. Total acquisition costs consisted of approximately $5.6 million in cash and 174,559 shares of the Company’s Common Stock. Of the total purchase price, $500,000 in cash and 31,943 shares were placed in an escrow account, 50% to be released in July, 2000 and the remainder in July, 2001. The purchase price may be increased dependent upon the achievement of certain operating results.

      In June, 1999, the Company acquired ESCLI S.A., a contract research organization located in Paris, France, for approximately $2.7 million in cash.

      In January, 1999, the Company acquired Research Consultants (International) Holdings Ltd. (“IRC”), a U.K.-based company. Total acquisition costs consisted of approximately $4.4 million in cash and 87,558 shares of Common Stock. The shares have been placed in an escrow account pursuant to the IRC Share Purchase Agreement, 50% to be released in January, 2000 and the remainder in 2001.

      In February, 1998, the Company acquired ACER/EXCEL Inc. (“ACER/EXCEL”) for approximately $14.4 million in cash and 987,574 shares of the Company’s Common Stock.

      The acquisitions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The results of operations are included in the Company’s results from the respective dates of acquisition.

The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of each year:

	Nine Months Ended	Nine Months Ended
	September 30, 1999	September 30, 1998

Net revenues	$91,144,887	$77,858,708

Net income	$5,657,032	$5,275,558

Net income per diluted share	$0.47	$0.50

Weighted average shares	11,950,366	10,543,304

      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 1998, nor are they necessarily indicative of future operating results.

4. Investment:

      In January, 1999, the Company acquired a minority interest in Digineer Inc. (“Digineer”, formerly Component Software International, Inc.), a software consulting and development company, for approximately $1.6 million in cash and 19,995 shares of the Company’s Common Stock. Concurrent with this transaction, the Company entered into a Multi-Year Strategic Service Agreement with Digineer whereby the Company will pay Digineer $7.0 million over the next four years in exchange for strategic software consulting and development services from Digineer.

5. Segment Information:

      With its July 1999 acquisition of HCC, the Company is now managed through two reportable segments, namely, the contract research services group and the medical communications group. The contract research services group constitutes the Company’s core business and includes clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consultation and representation. The medical communications group, which includes only HCC, provides organizational, meeting management and publication services to professional organizations and pharmaceutical companies. Overhead costs are included in the contract research services group and have not been allocated. Information is not presented for the three and nine month periods ended September 30, 1998 because the Company had not yet acquired HCC, and therefore managed its business in the aggregate.

	Three Months Ended	Nine Months Ended
	September 30, 1999	September 30, 1999

Net revenues

Contract research services	$28,716,830	$82,335,005

Medical communications	1,225,412	1,225,412

	$29,942,242	$83,560,417

	Three Months Ended	Nine Months Ended
	September 30, 1999	September 30, 1999

Net income

Contract research services	$1,264,485	$5,159,657

Medical communications	420,380	420,380

	$1,684,865	$5,580,037

	September 30, 1999	December 31, 1998

Identifiable assets

Contract research services	$158,860,928	$153,239,882

Medical communications	10,613,677	—

	$169,474,605	$153,239,882

      Net revenues of the Company’s wholly-owned subsidiaries have been included in the condensed consolidated statements of income from the respective dates of acquisition.

6. New Accounting Pronouncement:

      In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company’s only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company’s results of operations or its financial position.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of
Operations

      The information set forth and discussed below for the three and nine months ended September 30, 1999, is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview

      Kendle International Inc. (“the Company”) is an international contract research organization (CRO) that provides integrated clinical research services including Phase I through IV drug development, on a contract basis to the pharmaceutical and biotechnology industries. As a result of the acquisition of HCC, in July, 1999, the Company now provides organizational, meeting management, and publication services to professional associations and pharmaceutical companies.

      The Company’s contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A portion of the contract fee is typically required to be paid at the time the contract is entered into and the balance is received in installments over the contract’s duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Additionally, the Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators. Such costs, which are reimbursable by its customers, are excluded from direct costs and net revenues.

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

      The Company’s results are subject to volatility due to such factors as the commencement, completion, cancellation or delay of contracts; the progress of ongoing projects; cost overruns; the Company’s sales cycle; the ability to maintain large customer contracts or to enter into new contracts. In addition, the Company’s aggregate backlog is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net revenues included in the backlog. In 1998, the Company’s Phase I unit experienced a decline in revenues and a resulting loss from operations. The Phase I unit results in part reflect the inherent volatility in Phase I revenues due to the nature of Phase I studies (shorter duration studies with shorter lead time and higher potential for cancellation) combined with turnover in certain management personnel. The Company has taken steps designed to enhance the performance of the Phase I facility including the hiring of experienced Phase I management personnel and increasing its Phase I new business development efforts. As a result of these efforts, the backlog of projects in the Phase I facility increased more than 300% from March 31, 1999 to September 30, 1999 and Phase I revenues increased 34% in the third quarter 1999 compared to the second quarter 1999. Assuming no cancellations or delays in projects, the increase in new business activity should continue to benefit the Phase I unit for the remainder of 1999. The Company will continue to focus on its Phase I unit and further improving its operating results in the fourth quarter of 1999. However, the decline in revenues and resulting loss from operations in the Phase I unit could continue if the Company’s efforts are unsuccessful.

Acquisitions

      In January, 1999, the Company acquired Research Consultants (International) Holdings Ltd. (“IRC”), a U.K. based regulatory affairs company.

      In June, 1999, the Company acquired ESCLI S.A., a contract research organization located in Paris, France.

      In July, 1999, the Company acquired Health Care Communications Inc., a New Jersey based medical communications company, and HCC Health Care Communications (1991) Ltd., a Toronto based contract research organization.

      In August, 1999, the Company acquired Specialist Monitoring Services, a contract research organization located in Crowthorne, United Kingdom.

      The acquisitions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The results of operations are included in the Company’s condensed consolidated statements of income from the respective dates of acquisition.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      Net revenues increased to $29.9 million for the three months ended September 30, 1999 from $22.9 million for the three months ended September 30, 1998. The 31% increase in net revenues was comprised of organic growth of 15% and growth from acquisitions of 16%. Revenues from G.D. Searle and Co. and Centocor, Inc. accounted for approximately 17% and 20%, respectively, of net revenues for the three months ended September 30, 1999.

      Direct costs increased by $4.6 million, or 43%, from $10.8 million for the three months ended September 30, 1998 to $15.4 million for the three months ended September 30, 1999. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues were 51.4% for the three months ended September 30, 1999 compared to 47.1% for the three months ended September 30, 1998. The increase in these costs as a percentage of net revenues is due to the varying levels of profitability within the mix of contracts in the third quarter 1999 compared to third quarter 1998.

      Selling, general and administrative expenses increased by $2.0 million, or 26%, from $8.1 million for the three months ended September 30, 1998 to $10.1 million for the three months ended September 30, 1999. Selling, general and administrative expenses expressed as a percentage of net revenues decreased from 35.3% for the three months ended September 30, 1998 to 33.9% for the three months ended September 30, 1999. The decrease in these costs as a percentage of net revenues is primarily due to the absorption of selling, general and administrative expenses over a larger revenue base.

      Depreciation and amortization expense increased $500,000, or 39%, from $1.3 million for the three months ended September 30, 1998 to $1.8 million for the three months ended September 30, 1999. The increase was due to amortization of goodwill as a result of the Company’s acquisitions and an increase in depreciation expense as a result of the Company’s increased level of capital expenditures.

      The Company’s effective tax rate was 38.7% for the three months ended September 30, 1999 as compared to 40.2% for the three months ended September 30, 1998. The decrease in the effective tax rate is due to the Company’s investment in tax advantaged securities in 1999 as compared to taxable securities in 1998 in order to achieve a better after-tax return on these investments.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Net revenues increased to $83.6 million for the nine months ended September 30, 1999 from $65.2 million for the nine months ended September 30, 1998. The 28% increase in net revenues was comprised of organic growth of 18% and growth from acquisitions of 10%. Revenues from G.D. Searle and Co. and Centocor, Inc. accounted for approximately 25% and 18% respectively, of net revenues for the nine months ended September 30, 1999.

      Direct costs increased by $10.3 million, or 31%, from $32.9 million for the nine months ended September 30, 1998 to $43.2 million for the nine months ended September 30, 1999. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues increased from 50.4% for the nine months ended September 30, 1998 compared to 51.7% for the nine months ended September 30, 1999. The increase in these costs as a percentage of net revenues is due to the varying levels of profitability within the mix of contracts in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

      Selling, general and administrative expenses increased by $5.8 million, or 27%, from $21.3 million for the nine months ended September 30, 1998 to $27.1 million for the nine months ended September 30, 1999. Selling, general and administrative expenses expressed as a percentage of net revenues decreased slightly from 32.7% for the nine months ended September 30, 1998 to 32.4% for the nine months ended September 30, 1999.

      Depreciation and amortization expense increased approximately $1.5 million, or 44%, from $3.3 million for the nine months ended September 30, 1998 to $4.8 million for the nine months ended September 30, 1999. The increase was due to amortization of goodwill as a result of the Company’s acquisitions and an increase in depreciation expense as a result of the Company’s increased level of capital expenditures.

      The Company’s effective tax rate was 38.5% for the nine months ended September 30, 1999 as compared to 40.9% for the nine months ended September 30, 1998. The decrease in the effective tax rate is due to the Company’s investment in tax advantaged securities in 1999 as compared to taxable securities in 1998 in order to achieve a better after-tax return on these investments.

Liquidity and Capital Resources

      Cash and cash equivalents decreased by $8.4 million for the nine months ended September 30, 1999 as a result of cash used in operating and investing activities of $5.3 million and $8.7 million, respectively offset by cash provided by financing activities of $5.9 million. Net cash used in operating activities resulted from net income primarily offset by an increase in accounts receivable and a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

      Investing activities for the nine months ended September 30, 1999 consisted of the costs related to the Company’s acquisitions of $18.9 million (net of cash acquired), payment of an escrow note in connection with the Company’s acquisition of U-Gene Research B.V. in September, 1997, of approximately $1.6 million, capital expenditures of approximately $7.4 million and investments in Digineer Inc. (formerly Component Software International, Inc.) of $1.3 million, offset by net proceeds from sales and purchases of available for sale securities of $20.6 million.

      The Company had available for sale securities totaling $19.9 million at September 30, 1999.

      The Company has a $30 million credit facility with certain banks. The credit facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank’s prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. All amounts outstanding thereunder become due and payable in February, 2001. The facility includes various restrictive covenants including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At September 30, 1999, there was $6.6 million outstanding under the credit facility.

      The Company’s primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions, and facility related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its credit facility, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

Impact of the Year 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company’s computer programs that have date-sensitive software may recognize a date using “00” as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

      The Company’s Year 2000 plan encompasses the following: (a) inventory and assessment, (b) remediation, and (c) validation and implementation. To date, the Company’s key financial and operational systems have been inventoried and required systems modifications or replacements have been completed. Implementation of required changes to critical business systems is substantially complete. The evaluation and remediation of business systems at locations acquired during 1999 is expected to be completed by December 31, 1999.

      The Company has initiated formal communications with its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties’ failure to remediate their own Year 2000 Issue. These suppliers include utility companies, telecommunications companies and business specific product suppliers such as software and hardware providers and Phase I unit equipment providers. To date, responses have been received from approximately 70% of the Company’s inventory of suppliers. Contingency plans have been developed to determine alternative sources of supplies from vendors who have not yet responded to the Company’s inquiries. There can be no guarantee that the systems of other companies on which the Company’s systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company’s systems, would not have a material adverse effect on the Company.

      Incremental costs, which include contractor costs to modify existing systems and costs of internal resources involved in achieving Year 2000 compliance, are charged to expense as incurred. The Company has utilized both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. Costs for the Year 2000 project are estimated to total $865,000, of which approximately 89% has been spent through September 30, 1999.

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management’s best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns.

      The Company’s risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures have been expanded to include specific procedures for potential Year 2000 Issues. Contingency plans to protect the business from Year 2000 related interruptions have been developed. The contingency plans include development of backup procedures and identification of alternative suppliers.

      Worst-case scenarios resulting from Year 2000 problems could include the following: loss of electrical, water and other utility services which could result in disruption of the Company’s services; software and embedded technology failure which could disrupt the Company’s equipment, systems and networks resulting in an inability to perform existing and future studies and/or have an adverse impact on the health and well being of patients; the loss of telecommunications capabilities (both voice and data), which could result in an inability of the Company to internally communicate or to communicate with, among others, its customers and investigational sites; and the inability of the Company’s third party investigational sites to become Year 2000 compliant, which could result in the loss to the Company of their services. As previously discussed, the Company has developed contingency plans to address the consequences of these issues, should they arise. These or other events could result in business slowdowns or suspensions and have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

New Accounting Pronouncement

      In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company’s only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company’s results of operations or its financial position.

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

      Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical industry, the Company’s ability to manage growth and to continue to attract and retain qualified personnel, the Company’s ability to complete additional acquisitions and to integrate newly acquired businesses, the Company’s ability to penetrate new markets, the Company’s ability to meet deadlines regarding Year 2000 readiness, competition and consolidation within the industry, the ability of joint venture businesses to be integrated with the Company’s operations, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, and the other risk factors set forth in the Company’s SEC filings, copies of which are available upon request from the Company’s investor relations department.

Part II. Other Information

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds

      In July, 1999, the Company acquired Health Care Communications Inc. and HCC Health Care Communications (1991) Ltd. Total acquisition costs consisted of approximately $5.6 million in cash and 174,559 shares of the Company’s Common Stock. In August, 1999, the Company acquired Specialist Monitoring Services. Total acquisition costs consisted of approximately $7.4 million in cash and 141,680 shares of the Company’s Common Stock. Both issuances of Common Stock were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Item 3. Defaults upon Senior Securities — Not applicable

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits	Description

2.13	Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of ESCLI S.A.

2.14	Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications (1991), Ltd.

2.15	Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholders of Specialist Monitoring Services Limited

27.1	Financial Data Schedule For the Nine Months Ended September 30, 1999

27.2	Financial Data Schedule For the Three Months Ended September 30, 1999

      (b) The Company filed a Form 8-K dated August 13, 1999, in which the Company reported its adoption of a Shareholder Rights Plan under Item 5. “Other Events.” No other reports on Form 8-K were filed during the quarter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KENDLE INTERNATIONAL INC.

Date: November 15, 1999	By: /s/ Candace Kendle Candace Kendle Chairman of the Board and Chief Executive Officer

Date: November 15, 1999	By: /s/ Timothy M. Mooney Timothy M. Mooney Executive Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.

Exhibit Index

Exhibits	Description

2.13	Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of ESCLI S.A.

2.14	Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications (1991), Ltd.

2.15	Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholders of Specialist Monitoring Services Limited

27.1	Financial Data Schedule For the Nine Months Ended September 30, 1999

27.2	Financial Data Schedule For the Three Months Ended September 30, 1999