Form 10-K
period 1999-12-31
KENDLE INTERNATIONAL INC
filed 2000-03-30
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 1999
                                       OR

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

                                1200 Carew Tower
                                 441 Vine Street
                             Cincinnati, Ohio 45202
                                  513-381-5550

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 2000, 11,497,731 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 2000 Annual Meeting of Shareholders are incorporated by reference in Parts I, II, III, and IV as specified.

See Exhibit Index on page 10.
                                 13 Total Pages

                            KENDLE INTERNATIONAL INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


Part I                                                                                           Page

         Item 1 - Business.............................................................................3
         Item 2 - Properties...........................................................................5
         Item 3 - Legal Proceedings....................................................................5
         Item 4 - Submission of Matters to a Vote of Security Holders..................................5


Part II

         Item 5 - Market for Registrant's Common Equity and Related
                       Shareholder Matters.............................................................5
         Item 6 - Selected Financial Data..............................................................6
         Item 7 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................7
         Item 7A - Quantitative and Qualitative Information about Market Risk..........................7
         Item 8 - Financial Statements and Supplementary Data..........................................7
         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................8


Part III

         Item 10 - Directors and Executive Officers of the Registrant..................................8
         Item 11 - Executive Compensation..............................................................9
         Item 12 - Security Ownership of Certain Beneficial Owners and Management......................9
         Item 13 - Certain Relationships and Related Transactions......................................9


Part IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K.....................................................................9



                                     PART I

                                     ITEM 1.

                                    BUSINESS
                                    --------

    Kendle International Inc., an Ohio corporation established in 1989, (the "Company"), is a contract research organization (CRO) that provides a broad range of Phase I through IV clinical research and drug development services to the pharmaceutical and biotechnology industries. The Company augments the research and development activities of pharmaceutical and biotechnology companies by offering high quality, value added clinical research services and proprietary information technology designed to reduce drug development time and expense. The Company is organized into two segments for financial reporting purposes. The contract research services group conducts clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consulting and representation. The medical communications group, Healthcare Communications Inc. (HCC), a wholly-owned subsidiary of the Company, provides organizational, meeting management, and publication services to professional associations and pharmaceutical companies.


         The Company believes that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase as these companies strive to increase revenues through faster drug development while also dealing with cost containment pressures. The CRO industry, by specializing in clinical trial management, is often able to perform the needed services with a higher level of expertise or specialization, more quickly and at a lower cost than a customer could perform the services internally.

         The Company's strategy is to continue to enhance its reputation as a high-quality provider of a full range of CRO services. The Company's strategy consists of the following key elements: (i) continue to expand its broad range of therapeutic expertise; (ii) offer its customers "one-stop shopping" with a full range of services that encompass the clinical research process and complement the research and development departments of its customers; (iii) expedite the drug development process through innovative information technology offered via the Company's proprietary TrialWare(R) software including TrialWeb(TM), its clinical trial information web service; (iv) continue to build a brand presence that portrays high quality work; and (v) supplement internal growth through strategic acquisitions that expand the Company's geographic presence and add to the Company's clinical development capabilities in existing or new therapeutic areas or service offerings.

         In January, 1999, the Company acquired Research Consultants (International) Holdings Limited ("IRC"), a U.K. based regulatory affairs company for approximately $4.4 million in cash and 87,558 shares of the Company's Common Stock.

         In June, 1999, the Company acquired ESCLI S.A., a CRO located in Paris, France, for approximately $2.7 million in cash.

         In July, 1999, the Company acquired Health Care Communications Inc.
(HCC), a New Jersey based medical communications company, and HCC Health Care Communications (1991), a Toronto based CRO, for approximately $5.7 million in cash and 174,559 shares of the Company's Common Stock.

         In August, 1999, the Company acquired Specialist Monitoring Services Limited (SMS), a U.K. based CRO, for approximately $7.5 million in cash and 141,680 shares of the Company's Common Stock.

         Additionally, in January, 1999, the Company acquired a minority interest in Digineer, Inc. ("Digineer", formerly Component Software International, Inc.), an Internet healthcare consulting and development company for approximately $1.6 million in cash and 19,995 shares of the Company's Common Stock. Additionally, the Company entered into a Multi-Year Strategic Service Agreement with Digineer whereby the Company will pay Digineer $7.0 million over a four year period in exchange for strategic software consulting and development services.

         The Company's net revenues from G.D. Searle & Co. accounted for 24%, 38%, and 54%, of the Company's total net revenues for the years ended December 31, 1999, 1998, and 1997, respectively. Revenues from Centocor, Inc. accounted for approximately 18% of net revenues for the year ended December 31, 1999 and were less than 10% in 1998 and 1997.

         Segment and geographic information of the Company is contained in Note 16 to the consolidated financial statements on page 43 of the Company's Annual Report to Shareholders for 1999, and is incorporated herein by reference.

Backlog
-------

         Backlog is based on signed contracts and letters of intent. Backlog at December 31, 1999 was $128 million compared to $96 million at December 31, 1998. No assurance can be given that the Company will be able to realize the net revenues that are included in the backlog. Backlog is not necessarily a meaningful indicator of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed by the sponsor or by regulatory authorities.


Competition
-----------

         The Company competes primarily against in-house research and development departments of pharmaceutical and biotechnology companies, universities, teaching hospitals and other full-service CROs, some which possess substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services provided, the ability to manage large-scale trials on a global basis, medical database management capabilities, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to recruit patients into studies, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price.

         The CRO industry is highly fragmented with several hundred CROs ranging from small, limited-service providers to full-service, global drug development corporations. The Company competes with the following CROs, among others:
ClinTrials Research Inc., Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc. and Quintiles Transnational Corporation.


Employees
---------

         As of February 29, 2000, the Company had approximately 1,525 employees. None of the Company's employees are covered by a collective bargaining agreement.

                                     ITEM 2.

                                   PROPERTIES
                                   ----------

         The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company's principal executive offices are located in Cincinnati, Ohio, where it leases approximately 118,000 square feet under a lease expiring in 2006. The Company also maintains offices in various other U.S. locations and in Europe and the Pacific Rim.

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


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS
                     --------------------------------------

         "Quarterly Financial Data" on page 21 and "Transfer Agent and Registrar and Stock Information" on page 45 of the Company's Annual Report to Shareholders for 1999 are incorporated herein by reference. The Company has not paid dividends on its Common Stock since its initial public offering in August, 1997. The Company does not currently intend to pay dividends in the foreseeable future, but intends instead to reinvest earnings in its business.

Recent Sales of Unregistered Securities
---------------------------------------

         In January, 1999, the Shareholders of Digineer received a total of 19,995 shares of the Company's Common Stock.

         In January, 1999, the Shareholders of IRC received a total of 87,558 shares of the Company's Common Stock. At February 29, 2000, 43,779 of these shares remained in a general escrow established as of the acquisition date to provide indemnification for any breach of the sellers' representations and warranties.

         In July, 1999, the Shareholders of HCC received a total of 174,559 shares of the Company's Common Stock. At February 29, 2000, 31,943 of these shares remained in a general escrow established as of the acquisition date to provide indemnification for any breach of the sellers' representations and warranties.

         In August, 1999, the Shareholder of SMS received 141,680 shares of the Company's Common Stock. At February 29, 2000, 97,066 of these shares remained in a general escrow established as of the acquisition date to provide indemnification for any breach of the seller's representations and warranties.

         During the time period from October 14, 1997 to January 2, 2000, Philip
E. Beekman, Charles A. Sanders, Robert Buck, and Mary Beth Price, directors of Kendle, received a total of 2,791 shares of the Company's Common Stock pursuant to the table below:

PHILIP E. BEEKMAN                           CHARLES A. SANDERS
-----------------                           ------------------

October 14, 1997 - 30 Shares                October 14, 1997 - 30 Shares
December 31, 1997 - 131 Shares              December 31, 1997 - 131 Shares
April 1, 1998 - 81 Shares                   April 1, 1998 - 81 Shares
July 1, 1998 - 58 Shares                    July 1, 1998 - 58 Shares
October 1, 1998 - 33 Shares                 October 1, 1998 - 33 Shares
January 1, 1999 - 68 Shares                 January 1, 1999 - 68 Shares
April 2, 1999 - 75 Shares                   April 2, 1999 - 137 Shares
July 2, 1999 - 122 Shares                   July 2, 1999 - 122 Shares
October 2, 1999 - 181 Shares                October 2, 1999 - 121 Shares
January 2, 2000 - 153 Shares                January 2, 2000 - 77 shares


ROBERT BUCK                                 MARY BETH PRICE
-----------                                 ---------------

April 2, 1999 - 112 Shares                  April 2, 1999 - 100 Shares
July 2, 1999 - 122 Shares                   July 2, 1999 - 92 Shares
October 2, 1999 - 181 Shares                October 2, 1999 - 241 Shares
                                            January 2, 2000 - 153 Shares


         Mr. Beekman, Mr. Sanders, Mr. Buck, and Ms. Price received these securities in exchange for their services as directors of the Company pursuant to the 1997 Directors' Compensation Plan.

         These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as transactions by an issuer not involving any public offering.



                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

         "Selected Financial Data" on page 20 of the Company's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" begins on page 22 of the Company's Annual Report to Shareholders for 1999 and is incorporated herein by reference.

                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
           ----------------------------------------------------------

         "Quantitative and Qualitative Information about Market Risk" is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 22 of the Company's Annual Report to Shareholders for 1999 and is incorporated herein by reference.


                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------


         The following Financial Statements of the Registrant beginning on page 27 of its Annual Report to Shareholders for 1999, are incorporated herein by reference:

         1. Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

         2.       Consolidated Balance Sheets as of December 31, 1999 and 1998.

         3. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997.

         4. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

         5.       Notes to Consolidated Financial Statements.

         6.       Report of Independent Accountants.

         All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Unaudited Supplementary Data
----------------------------

         "Selected Quarterly Financial Data" on page 21 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None


                                    PART III
                                    --------

                                    ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled ELECTION OF DIRECTORS contained in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 1, 2000, were as follows:


NAME                      AGE              POSITION                                 OFFICER SINCE
----                      ---              --------                                 -------------

Christopher C. Bergen      49               President and Chief Operating               1989
                                                     Officer

Candace Kendle             53               Chief Executive Officer and Chairman        1989
                                                     of the Board of Directors

Timothy M. Mooney          52               Executive Vice President - Finance          1996
                                                     and Chief Financial Officer

Thomas E. Stilgenbauer     52               Executive Vice President - Operations       1999


Prior to being elected Executive Vice President - Finance and CFO, Mr. Mooney was Vice President and Chief Financial Officer of The Future Now; prior thereto Mr. Mooney was the Senior Vice President and Chief Financial Officer of Hook-SupeRx, Inc.

Prior to being elected Executive Vice President - Operations, Mr. Stilgenbauer was Senior Vice President - Organizational Development; prior thereto, Mr. Stilgenbauer was Vice President - Operations for The Loewen Group; and prior thereto, he was the Senior Vice President - Operations of Hook-SupeRx, Inc.

Information on compliance with Section 16(a) of the Exchange Act set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act is contained in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

                                  ITEMS 11-13.


Information on executive compensation set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein, the number of shares beneficially owned by each Director and by all Directors and Executive Officers as a group set forth in the section entitled SECURTIES OWNERSHIP, and the table therein, and information on certain transactions with management set forth in the section entitled CERTAIN TRANSACTIONS are contained in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, and are hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the section entitled COMPENSATION SUBCOMMITTEE REPORT ON EXECUTIVE COMPENSATION and the Performance Graph which are set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.




                                     PART IV

                                    ITEM 14.

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a) 1 and 2 - All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously beginning on page 7. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under
         Item 14 are not applicable to the Company.

(b)      3 - Exhibits. (see page 10)

(c)      Reports on Form 8-K

         During the fiscal quarter ended December 31, 1999, the Company filed no reports on Form 8-K.

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

2.4       Stock Purchase Agreement dated February 11, 1998 by and among
          the Company and the Shareholders of ACER/EXCEL Inc.              B

2.5 Escrow Agreement dated February 11, 1998 among the Company, Tzuo-YanLee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee,as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The Fifth
          Third Bank                                                       C

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

2.8 Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian Gregory, Michael Roy Broomby and Peter
          Nightingale                                                      D

2.9       Option Agreement dated September 9, 1998 by and between the
          Company and Component Software International, Inc.               D

2.10      Notice of Option Exercise dated January 11, 1999 of the Option
          Agreement dated September 9, 1998                                D

2.11      Multi-Year Strategic Services Agreement dated January 20, 1999 by and between the Company and Component Software
          International, Inc.                                              D

2.12      Asset Purchase Agreement dated June 27, 1999 by and among
          the Company and the Shareholders of Health Care
          Communications, Inc.                                             F

2.13      Stock Purchase Agreement dated June 4, 1999 by and among the
          Company and the Shareholders of ESCLI S.A.                       G

2.14 Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications
          (1991), Ltd.                                                     G

2.15 Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder of Specialist Monitoring Services
          Limited                                                          G

2.16 Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D., Bradley D. Kalish, Jill Kalish, and
          The Fifth Third Bank, as Escrow Agent                            I

2.17      Escrow Agreement dated August 31, 1999 by and among the Company,
          Paul Martin, and The Fifth Third Bank, as Escrow Agent           I

3.1       Restated and Amended Articles of Incorporation                   A

3.2       Amended and Restated Code of Regulations                         A

3.3       Amendment of the Restated and Amended Articles of Incorporation
          to Increase the Authorized Shares                                E

4         Specimen Common Stock Certificate                                A

4.1       Shareholder Rights Agreement dated August 13, 1999 between the
          Company and The Fifth Third Bank, as Rights Agent                H

10.1      Amended and Restated Shareholders' Agreement dated June 26, 1997 A

10.2      Master Lease Agreement dated November 27, 1996 by and between the Company and Bank One Leasing Corporation, as amended on
          April 18, 1997                                                   A

10.6      Master Equipment Lease dated August 16, 1996 by and between the
          Company and The Fifth Third Leasing Company                      A

10.7      Lease Agreement dated December 9, 1991 by and between the
          Company and Carew

          Realty, Inc., as amended on December 30, 1991, March 18, 1996,
          October 8, 1996, January 29, 1997, and February 16, 1999         D

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

         (a) 1995 Stock Option and Stock Incentive Plan                    A

         (b) 1995 Stock Option and Stock Incentive Plan--Individual
             Stock Option Agreement for Incentive Stock Option
             (contained in Exhibit 10.20(a))                               A

         (c) 1997 Stock Option and Stock Incentive Plan                    A

         (d) Form of Protective Compensation and Benefit Agreement         A

         (e) 1998 Employee Stock Purchase Plan                             D

         (f) 1997 Directors' Compensation Plan                             D

13       Annual Report to Shareholders for 1999                            I

21       List of Subsidiaries                                              I

23.1     Consent of PricewaterhouseCoopers LLP                             I

27.1     Financial Data Schedule for the year ended December 31, 1999      I


Exhibit
Number                      Description of Exhibit
------                      ----------------------

A        Incorporated by reference to the Company's Registration Statement No.
         333-30581 filed under the Securities Act of 1933

B Filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 1997

C Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

D Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

E Incorporated by reference to the Company's Proxy Statement for its 1999 Annual Shareholders' Meeting

F Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999

G Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

H Incorporated by reference to the Company's filing on Form 8-A dated September 7, 1999

I        Filed herewith

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

                            KENDLE INTERNATIONAL INC.
                            -------------------------


DATE SIGNED:  March 30, 2000              /s/  Candace Kendle
                                          -------------------
                                          Candace Kendle
                                          Chairman and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Capacity                      Date
---------                                    --------                      ----

/s/  Candace Kendle                Chairman of the Board of                March 30, 2000
------------------------------     Directors and Chief Executive
Candace Kendle                     Officer



/s/ Christopher C. Bergen          President, Chief Operating              March 30, 2000
------------------------------     Officer, Secretary and Director
Christopher C. Bergen


/s/ Timothy M. Mooney              Executive Vice President,               March 30, 2000
------------------------------     Chief Financial Officer,
Timothy M. Mooney                  Treasurer, Assistant Secretary
                                   (Chief Accounting Officer) and
                                   Director



/s/ Philip E. Beekman              Director                                March 30, 2000
------------------------------
Philip E. Beekman


/s/ Robert R. Buck                 Director                                March 30, 2000
------------------------------
Robert R. Buck


/s/ Charles A. Sanders             Director                                March 30, 2000
------------------------------
Charles A. Sanders