Form 10-Q
period 2000-03-31
KENDLE INTERNATIONAL INC
filed 2000-05-15
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission file number 000-23019
                                               ---------

                            KENDLE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                          31-1274091
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
  of incorporation or organization)


441 Vine Street, Suite 1200, Cincinnati, Ohio                            45202
--------------------------------------------------------------------------------
  (Address of principal executive offices)                              Zip Code


Registrant's telephone number, including area code      (513) 381-5550
                                                    ---------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,700,470 shares of common stock, no par value, as of April 30, 2000.

                            KENDLE INTERNATIONAL INC.

                                      INDEX


                                                                            PAGE
                                                                            ----

Part I.     Financial Information


      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - March 31, 2000
                  and December 31, 1999                                        3

              Condensed Consolidated Statements of Income - Three
                  Months Ended March 31, 2000 and 1999                         4

              Condensed Consolidated Statements of Comprehensive Income -
                  Three Months Ended March 31, 2000 and 1999                   5

              Condensed Consolidated Statements of Cash Flows - Three
                  Months Ended March 31, 2000 and 1999                         6

              Notes to Condensed Consolidated Financial Statements             7

      Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

      Item 3. Quantitative and Qualitative Disclosure About Market Risk       16


Part II.    Other Information                                                 17

      Item 6. Exhibits and Reports on Form 8-K                                17

Signatures                                                                    18

Exhibit Index                                                                 19

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                                      March 31,       December 31,
                                                                                          2000             1999
                                                                                       ---------         ---------
                                                                                      (Unaudited)

                                          ASSETS
Current assets:
     Cash and cash equivalents                                                         $   4,892         $   5,720
     Available for sale securities                                                        19,600            19,524
     Accounts receivable                                                                  45,993            51,186
     Unreimbursed investigator and project costs                                           7,042             9,117
     Other current assets                                                                  4,186             5,101
                                                                                       ---------         ---------
               Total current assets                                                       81,713            90,648
                                                                                       ---------         ---------
Property and equipment, net                                                               15,022            14,683
Excess of purchase price over net assets acquired, net                                    69,597            71,075
Other assets                                                                               8,774             7,976
                                                                                       ---------         ---------
               Total assets                                                            $ 175,106         $ 184,382
                                                                                       =========         =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                               $     741         $     725
     Amounts outstanding under credit facility                                                               8,700
     Trade payables                                                                        8,081             5,619
     Advances against investigator and project costs                                       2,126             2,624
     Advance billings                                                                     13,036            14,539
     Other accrued liabilities                                                            11,478            13,603
                                                                                       ---------         ---------
         Total current liabilities                                                        35,462            45,810
                                                                                       ---------         ---------
Obligations under capital leases, less current portion                                       677               763
Other noncurrent liabilities                                                               4,443             4,163
                                                                                       ---------         ---------
         Total liabilities                                                                40,582            50,736
                                                                                       ---------         ---------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 11,500,651 and
         11,489,318 shares issued and outstanding at
         March 31, 2000 and December 31, 1999, respectively                                   75                75
     Additional paid in capital                                                          120,576           120,544
     Retained earnings                                                                    16,902            15,246
     Accumulated other comprehensive income:
         Net unrealized holding losses on available for sale securities                     (450)             (434)
         Foreign currency translation adjustment                                          (2,579)           (1,785)
                                                                                       ---------         ---------
               Total accumulated other comprehensive income                               (3,029)           (2,219)
                                                                                       ---------         ---------
         Total shareholders' equity                                                      134,524           133,646
                                                                                       ---------         ---------
               Total liabilities and shareholders' equity                              $ 175,106         $ 184,382
                                                                                       =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(in thousands, except per share data)          For the Three Months Ended
                                                        March 31,
                                               --------------------------
                                                 2000             1999
                                                -------         -------
Net revenues                                    $34,298         $25,764
                                                -------         -------

Costs and expenses:
     Direct costs                                19,437          12,928
     Selling, general and administrative
        expenses                                 10,663           8,013
     Depreciation and amortization                1,619           1,488
                                                -------         -------
                                                 31,719          22,429
                                                -------         -------
        Income from operations                    2,579           3,335

Other income (expense):
     Interest income                                243             406
     Interest expense                              (159)            (79)
     Other                                           41              64
                                                -------         -------
Income before income taxes                        2,704           3,726

Income tax expense                                1,048           1,432
                                                -------         -------
        Net income                              $ 1,656         $ 2,294
                                                =======         =======


Income per share data:
Basic:
      Net income per share                      $  0.14         $  0.21
                                                =======         =======

      Weighted average shares                    11,622          11,060

Diluted:
      Net income per share                      $  0.14         $  0.20
                                                =======         =======

      Weighted average shares                    12,090          11,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)




(in thousands)                                         For the Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           2000            1999
                                                         -------         -------
Net income                                               $ 1,656         $ 2,294
                                                         -------         -------

Other comprehensive income:

     Foreign currency translation adjustment                (794)         (1,415)

     Net unrealized holding (losses) on
        available for sale securities arising
        during the period, net of tax                        (16)           (155)
     Reclassification adjustment for holding
        losses included in net income, net of tax                             (2)
                                                         -------         -------
     Net change in unrealized holding (losses)
        on available for sale securities                     (16)           (157)
                                                         -------         -------


Comprehensive income                                     $   846         $   722
                                                         =======         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(in thousands)                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                               --------------------------
                                                                                  2000              1999
                                                                                --------         --------
Net cash provided by (used in) operating activities                             $ 11,999         $ (5,675)
                                                                                --------         --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities           1,553            7,515
     Purchases of available for sale securities                                   (1,646)            (700)
     Acquisitions of property and equipment                                       (1,426)          (1,610)
     Additions to software costs                                                    (456)            (719)
     Other investments                                                               (25)          (1,304)
     Acquisition of business, less cash acquired                                                   (4,091)
     Funding of note payable in connection with business acquisition                               (1,590)
                                                                                --------         --------
Net cash used in investing activities                                             (2,000)          (2,499)
                                                                                --------         --------

Cash flows from financing activities:
     Borrowings under credit facility                                              7,500
     Repayments under credit facility                                            (16,200)
     Amounts payable - book overdraft                                             (1,760)
     Proceeds from exercise of stock options                                          18               28
     Payments on capital lease obligations                                          (193)            (299)
                                                                                --------         --------
Net cash used in financing activities                                            (10,635)            (271)
                                                                                --------         --------

Effects of exchange rates on cash and cash equivalents                              (192)            (255)

Net decrease in cash and cash equivalents                                           (828)          (8,700)
Cash and cash equivalents:
     Beginning of period                                                           5,720           13,980
                                                                                --------         --------
     End of period                                                              $  4,892         $  5,280
                                                                                ========         ========

Supplemental schedule of noncash investing and financing activities:

Issuance of Common Stock in connection with investment in
    Digineer, Inc.                                                                               $    371
                                                                                                 ========

Acquisition of Businesses:

      Fair value of assets acquired                                                              $  6,270
      Fair value of liabilities assumed                                                              (575)
      Stock issued                                                                                 (1,604)
                                                                                                 --------

     Net cash payments                                                                           $  4,091
                                                                                                 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1999 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

             The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.   NET INCOME PER SHARE DATA:

             Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

             The weighted average shares used in computing net income per diluted share have been calculated as follows:

     (in thousands)                                      Three Months Ended   Three Months Ended
                                                           March 31, 2000       March 31, 1999
                                                         ------------------   ------------------
     Weighted average common shares outstanding                      11,622               11,060
     Stock options                                                      468                  599
                                                         ------------------   ------------------

      Weighted average shares                                        12,090               11,659

             Options to purchase approximately 520,000 and 100,000 shares of Common Stock were outstanding during the three months ended March 31, 2000, and 1999 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3.       ACQUISITIONS:

             Details of the Company's acquisitions since 1999 are listed below. The acquisitions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The escrow accounts referred to have been established at acquisition date to provide indemnification of sellers' representations and warranties.

             Valuation of Common Stock issued in the acquisitions was based on an appraisal obtained by the Company which provided for a discount of the shares due to lock-up restrictions and lack of registration of the shares. The results of operations are included in the Company's results from the respective dates of acquisition.

             In August, 1999, the Company acquired Specialist Monitoring Services Limited, a contract research organization located in Crowthorne, United Kingdom. Total acquisition costs consisted of approximately $7.5 million in cash and 141,680 shares of the Company's Common Stock. Of the total purchase price, approximately $0.1 million in cash and 97,066 shares were placed in an escrow account, 50% to be released in August, 2000 and the remainder in August, 2001.

             In July, 1999, the Company acquired Health Care Communications Inc. ("HCC"), a New Jersey based medical communications company, and HCC Health Care Communications (1991) Ltd., a Toronto based contract research organization. Total acquisition costs consisted of approximately $5.7 million in cash and 174,559 shares of the Company's Common Stock. Of the total purchase price, $0.5 million in cash and 31,943 shares were placed in an escrow account, 50% to be released in July, 2000 and the remainder in July, 2001.

             The purchase price of HCC may be increased dependent upon the achievement of certain operating results from acquisition date through December 31, 2001. For the period from acquisition date through December 31, 1999, HCC reached its operating target and purchase price has been increased by $3.7 million. Total additional consideration could reach $6.9 million, payable 67% in cash and 33% in shares of the Company's Common Stock, if HCC meets the targeted operating results.

             In June, 1999, the Company acquired ESCLI S.A., a contract research organization located in Paris, France, for approximately $2.7 million in cash.

             In January, 1999, the Company acquired Research Consultants (International) Holdings Limited (IRC), a U.K.-based regulatory affairs company. Total acquisition costs consisted of approximately $4.4 million in cash and 87,558 shares of the Company's Common Stock. The shares were placed in an escrow account, 50% of which were released in January, 2000 and the remainder to be released in January, 2001.

             The results of these companies have been included in the condensed consolidated statements of income for the three months ended March 31, 2000. The following unaudited pro forma results of operations for the three months ended March 31, 1999 assume the acquisitions occurred at the beginning of 1999:


     (in thousands except per share data)                Three Months Ended
                                                           March 31, 1999
                                                         ------------------
     Net revenues                                             $29,094

     Net income                                                $2,259

     Net income per diluted share                               $0.19

     Weighted average shares                                   11,975

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 1999, nor are they necessarily indicative of future operating results.

4.   SEGMENT INFORMATION:

         With its July, 1999 acquisition of HCC, the Company is now managed through two reportable segments, namely, the contract research services group and the medical communications group. The contract research services group constitutes the Company's core business and includes clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consultation and representation. The medical communications group, which includes only HCC, provides organizational, meeting management and publication services to professional organizations and pharmaceutical companies. Overhead costs are included in the contract research services group and have not been allocated. Information is not presented for the three month period ended March 31, 1999 because the Company had not yet acquired HCC, and therefore managed its business in the aggregate.



(in thousands)                              Contract             Medical
                                       Research Services     Communications        Total
                                       -----------------     --------------     -----------
Three months ended March 31, 2000:
      Net revenues                           $32,902               $1,396         $34,298
      Net income                               1,268                  388           1,656

 March 31, 2000:
      Identifiable assets                   $162,182              $12,924        $175,106

5.   SUBSEQUENT EVENT:

             In April, 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $1.9 million in cash and 78,500 shares of the Company's Common Stock. This acquisition will be accounted for using the purchase method of accounting.

6.   NEW ACCOUNTING PRONOUNCEMENTS:

             In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for certain issues such as the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; and the accounting for options that have been repriced. FIN 44 will be effective in the second quarter of 2000. The impact of FIN 44 will be dependent on the nature and terms of stock compensation plans offered by the Company in the future.

             In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. The Company is currently evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

             In June, 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company's only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information discussed below should be read in conjunction with the Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended March 31, 2000. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

         Kendle International Inc. ("the Company") is an international contract research organization (CRO) that provides integrated clinical research services including Phase I through IV drug development, on a contract basis to the pharmaceutical and biotechnology industries. Kendle also provides organizational, meeting management, and publication services to professional associations and pharmaceutical companies through its subsidiary, Health Care Communications Inc. (HCC). The Company is managed through two reportable segments, the contract research services group and the medical communications group. The medical communications group includes only HCC.

         The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A portion of the contract fee is typically required to be paid at the time the contract is entered into and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Additionally, the Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators. Such costs, which are reimbursable by its customers, are generally excluded from direct costs and net revenues.

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

         The Company's results are subject to volatility due to such factors as the commencement, completion, cancellation or delay of contracts; the progress of ongoing projects; cost overruns; the Company's sales cycle; the ability to maintain large customer contracts or to enter into new contracts. In addition, the Company's aggregate backlog is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net revenues included in the backlog. In the first quarter of 2000, the Company was negatively impacted by contract delays and slower than anticipated start-ups on new projects. Delays of projects are often the result of decisions made by the Company's customers or regulatory authorities, and are typically not controllable by the Company. Although the Company's backlog continues to grow, the Company expects revenues to be negatively impacted over the next few quarters due to several factors, primarily to a shift in average duration of backlog as a result of newly awarded longer term contracts as well as contract delays and slower start-ups on new projects. As a high percentage of the Company's operating costs are relatively fixed, these factors can cause significant variations in quarterly operating results.

ACQUISITIONS

         In April, 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $1.9 million in cash and 78,500 shares of the Company's Common Stock.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net revenues increased to $34.3 million for the three months ended March 31, 2000 from $25.8 million for the three months ended March 31, 1999. The 33% increase in net revenues was comprised of organic growth of 14% and growth from acquisitions of 19%. Approximately 35% of the Company's net revenues for the three months ended March 31, 2000 were derived from operations outside of the United States compared to 27% for the three months ended March 31, 1999. Revenues from G.D. Searle and Co. and Centocor, Inc. accounted for approximately 21% and 13%, respectively, of net revenues for the three months ended March 31, 2000.

         Direct costs increased by $6.5 million, or 50%, from $12.9 million for the three months ended March 31, 1999 to $19.4 million for the three months ended March 31, 2000. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues were 56.7% for the three months ended March 31, 2000 compared to 50.2% for the three months ended March 31, 1999. The increase in these costs as a percentage of net revenues is due to project delays in the first quarter 2000 that caused a lower than anticipated revenue base to absorb direct costs as well as the varying levels of profitability within the mix of contracts in the first quarter of 2000 compared to first quarter 1999.

         Selling, general and administrative expenses increased by $2.7 million, or 33%, from $8.0 million for the three months ended March 31, 1999 to $10.7 million for the three months ended March 31, 2000. Selling, general and administrative expenses expressed as a percentage of net revenues remained constant at 31.1% for the three months ended March 31, 2000 and 1999.

         Depreciation and amortization expense increased by $0.1 million, or 9%, from $1.5 million for the three months ended March 31, 1999 to $1.6 million for the three months ended March 31, 2000. The increase was due to amortization of goodwill as a result of the Company's acquisitions.

         The Company's effective tax rate was 38.8% for the three months ended March 31, 2000 as compared to 38.4% for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $0.8 million for the three months ended March 31, 2000 as a result of cash used in investing and financing activities of $2.0 million and $10.6 million, respectively offset by cash provided by operating activities of $12.0 million. Net cash provided by operating activities primarily resulted from net income and a decrease in accounts receivable and unreimbursed investigator and project costs offset by a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

         Investing activities for the three months ended March 31, 2000 consisted primarily of capital expenditures of approximately $1.9 million.

         Financing activities for the three months ended March 31, 2000 consisted primarily of net repayments under the Company's credit facility of $8.7 million.

         The Company had available for sale securities totaling $19.6 million at March 31, 2000.

         The Company has a $30 million credit facility with certain banks. The credit facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. All amounts outstanding thereunder become due and payable in February, 2001. The facility includes various restrictive covenants including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At March 31, 2000, there were no amounts outstanding under the credit facility.

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

FOREIGN CURRENCY

         The Company operates on a global basis and is therefore exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers since from time to time contracts are denominated in a currency different than the particular subsidiary's local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company's foreign subsidiaries. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant net income can be affected by fluctuations in exchange rates. Although some contracts state that currency fluctuations from the rates in effect at the time the contract is executed up to a specified threshold (generally plus or minus a few percentage points) will be absorbed by the Company, and fluctuations in excess of the threshold are the customer's responsibility, most contracts do not specifically address responsibility for currency fluctuations. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon the Company's consolidated financial results.

         The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, the Company recognizes a receivable at the time of invoicing at the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until the payment from the customer is received will result in the Company receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by the Company as a foreign currency transaction gain or loss, as applicable, and is reported in other income (expense) in the consolidated statements of income.

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were ($2.6) million at March 31, 2000 compared to ($1.8) million at December 31, 1999.

IMPACT OF THE YEAR 2000

         The Company initiated a program in 1998 to identify and address issues associated with the ability of its date-sensitive software to recognize the Year 2000 properly. The Company spent approximately $950,000 to prepare for the Year 2000 of which approximately 20% was paid to third party service providers. The Company has not experienced any significant problems associated with the date change and does not expect to incur significant expense related to the date change in the remainder of 2000. While the Company does not anticipate any significant problems regarding the Year 2000, there can be no assurance that problems will not arise in the future.

NEW ACCOUNTING PRONOUNCEMENTS

         In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for certain issues such as the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; and the accounting for options that have been repriced. FIN 44 will be effective in the second quarter of 2000. The impact of FIN 44 will be dependent on the nature and terms of stock compensation plans offered by the Company in the future.

         In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. The Company is currently evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

         In June, 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company's only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

         Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical industry, the Company's ability to manage growth and to continue to attract and retain qualified personnel, the Company's ability to complete additional acquisitions and to integrate newly acquired businesses, the Company's ability to penetrate new markets, competition and consolidation within the industry, the ability of joint venture businesses to be integrated with the Company's operations, the fixed price nature of contracts or the loss of large contracts, cancellation or delay of contracts, the progress of ongoing projects, cost overruns, the Company's sales cycle, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, and the other risk factors set forth in the Company's SEC filings, copies of which are available upon request from the Company's investor relations department.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities and Use of Proceeds - Not applicable

Item 3.        Defaults upon Senior Securities - Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - Not applicable

Item 6.        Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibits       Description
         --------       -----------
          2.18          Units Purchase Agreement dated April 7, 2000 by and
                        among the Company and the Shareholders of SYNERmedica
                        PTY Limited and SYNERmedica Unit Trust

          2.19 Escrow Agreement dated April 7, 2000 by and among the Company, J&M Psycharis PTY Limited, Lampam PTY Limited, Waide PTY Limited, Susan Clara Anne Blashki, Stuart Cameron Hall, and Fifth Third Bank


          27.1          Financial Data Schedule For the Three Months Ended
                        March 31, 2000



         (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     KENDLE INTERNATIONAL INC.



                               By: /s/ Candace Kendle
                                   ---------------------------
Date: May 15, 2000                   Candace Kendle
                                     Chairman of the Board and
                                     Chief Executive Officer



                               By: /s/ Timothy M. Mooney
                                   ---------------------------
Date: May 15, 2000                   Timothy M. Mooney
                                     Executive Vice President -
                                     Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX


              Exhibits                     Description
              --------                     -----------

                2.18 Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of SYNERmedica PTY Limited and SYNERmedica Unit Trust

                2.19 Escrow Agreement dated April 7, 2000 by and among the Company, J&M Psycharis PTY Limited, Lampam PTY Limited, Waide PTY Limited, Susan Clara Anne Blashki, Stuart Cameron Hall, and Fifth Third Bank


                27.1 Financial Data Schedule For the Three Months Ended March 31, 2000