Form 10-Q
period 2000-06-30
KENDLE INTERNATIONAL INC
filed 2000-08-11
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        Commission file number 000-23019
                                               ---------

                           KENDLE INTERNATIONAL INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                          31-1274091
-------------------------------------------------------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


441 Vine Street, Suite 1200, Cincinnati, Ohio                         45202
-------------------------------------------------------------------------------
  (Address of principal executive offices)                           Zip Code



Registrant's telephone number, including area code    (513) 381-5550
                                                    -------------------


-------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,704,878 shares of common stock, no par value, as of July 31, 2000.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                 Page
                                                                                 ----
Part I.        Financial Information

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets - June 30, 2000
                 and December 31, 1999                                             3

               Condensed Consolidated Statements of Operations - Three
                 Months Ended June 30, 2000 and 1999; Six Months
                 Ended June 30, 2000 and 1999                                      4

               Condensed Consolidated Statements of Comprehensive Income -
                 Three Months Ended June 30, 2000 and 1999; Six
                 Months Ended June 30, 2000 and 1999                               5

               Condensed Consolidated Statements of Cash Flows - Six
                 Months Ended June 30, 2000 and 1999                               6

               Notes to Condensed Consolidated Financial Statements                7

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                        12

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk          18


Part II.       Other Information                                                  19

     Item 2.   Changes in Securities and Use of Proceeds                          19

     Item 4.   Submission of Matters to a Vote of Security Holders                19

     Item 6.   Exhibits and Reports on Form 8-K                                   19


Signatures                                                                        21

Exhibit Index                                                                     22



                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                June 30,           December 31,
                                                                                   2000                1999
                                                                                 --------           ------------
                                                                                (Unaudited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                                   $   4,306          $   5,720
     Available for sale securities                                                  19,555             19,524
     Accounts receivable                                                            42,424             51,186
     Unreimbursed investigator and project costs                                     7,026              9,117
     Other current assets                                                            6,933              5,101
                                                                                 ---------          ---------
               Total current assets                                                 80,244             90,648
                                                                                 ---------          ---------
Property and equipment, net                                                         15,003             14,683
Excess of purchase price over net assets acquired, net                              71,698             71,075
Other assets                                                                         9,745              7,976
                                                                                 ---------          ---------
               Total assets                                                      $ 176,690          $ 184,382
                                                                                 =========          =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                         $     747          $     725
     Amounts outstanding under credit facility                                       6,500              8,700
     Trade payables                                                                  6,337              5,619
     Advances against investigator and project costs                                 2,476              2,624
     Advance billings                                                               11,443             14,539
     Other accrued liabilities                                                      10,171             13,603
                                                                                 ---------          ---------
         Total current liabilities                                                  37,674             45,810
                                                                                 ---------          ---------
Obligations under capital leases, less current portion                                 523                763
Other noncurrent liabilities                                                         4,844              4,163
                                                                                 ---------          ---------
         Total liabilities                                                          43,041             50,736
                                                                                 ---------          ---------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized;
         no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized;
         11,704,470 and 11,489,318 shares issued and outstanding at
         June 30, 2000 and December 31, 1999, respectively                              75                 75
     Additional paid in capital                                                    122,364            120,544
     Retained earnings                                                              14,326             15,246
     Accumulated other comprehensive income:
         Net unrealized holdings losses on available for sale securities              (397)              (434)
         Foreign currency translation adjustment                                    (2,719)            (1,785)
                                                                                 ---------          ---------
               Total accumulated other comprehensive income                         (3,116)            (2,219)
                                                                                 ---------          ---------
         Total shareholders' equity                                                133,649            133,646
                                                                                 ---------          ---------
               Total liabilities and shareholders' equity                        $ 176,690          $ 184,382
                                                                                 =========          =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           KENDLE INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(in thousands, except per share data)           For the Three Months Ended          For the Six Months Ended
                                                          June 30,                          June 30,
                                                --------------------------          --------------------------
                                                  2000              1999              2000              1999
                                                  ----              ----              ----              ----
Net revenues                                    $ 30,002          $ 27,854          $ 64,300          $ 53,618
                                                --------          --------          --------          --------

Costs and expenses:
     Direct costs                                 19,252            14,886            38,689            27,814
     Selling, general and
         administrative expenses                  10,179             8,921            20,842            16,934
     Depreciation and amortization                 1,972             1,529             3,591             3,017
     Employee severance and other costs            2,980                               2,980
                                                --------          --------          --------          --------

                                                  34,383            25,336            66,102            47,765
                                                --------          --------          --------          --------

        Income (loss) from operations             (4,381)            2,518            (1,802)            5,853

Other income (expense):
     Interest income                                 230               313               473               719
     Interest expense                               (138)              (51)             (297)             (130)
     Other                                            33              (178)               74              (114)
                                                --------          --------          --------          --------

Income (loss) before income taxes                 (4,256)            2,602            (1,552)            6,328

Income tax expense (benefit)                      (1,680)            1,001              (632)            2,433
                                                --------          --------          --------          --------

        Net income (loss)                       $ (2,576)         $  1,601          $   (920)         $  3,895
                                                ========          ========          ========          ========


Income (loss) per share data:
Basic:
      Net income (loss) per share               $  (0.22)         $   0.14          $  (0.08)         $   0.35
                                                ========          ========          ========          ========


      Weighted average shares                     11,699            11,101            11,660            11,081

Diluted:
      Net income (loss) per share               $  (0.22)         $   0.14          $  (0.08)         $   0.33
                                                ========          ========          ========          ========


      Weighted average shares                     11,699            11,597            11,660            11,633






The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



             (in thousands)                             For the Three Months Ended          For the Six Months Ended
                                                                June 30,                             June 30,
                                                        --------------------------          ------------------------
                                                           2000              1999             2000             1999
                                                           ----              ----             ----             ----
Net income (loss)                                         $(2,576)         $ 1,601          $  (920)         $ 3,895
                                                          -------          -------          -------          -------

Other comprehensive income, net of tax:

     Foreign currency translation adjustments                (140)            (592)            (934)          (2,007)

     Net unrealized holding gains (losses)
        on available for sale securities arising
        during the period, net of tax                          53             (268)              37             (423)
     Reclassification adjustment for holding
        gains included in net income, net of tax                               (46)                              (47)
                                                          -------          -------          -------          -------
     Net change in unrealized holding gains
        (losses) on available for sale securities              53             (314)              37             (470)
                                                          -------          -------          -------          -------

Comprehensive income (loss)                               $(2,663)         $   695          $(1,817)         $ 1,418
                                                          =======          =======          =======          =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(in thousands)                                                                    For the Six Months Ended
                                                                                        June 30,
                                                                                 ---------------------------
                                                                                   2000              1999
                                                                                   ----              ----
Net cash provided by (used in) operating activities                              $ 11,638          $ (3,257)
                                                                                 --------          --------

Cash flows from investing activities:
     Proceeds from sale of available for sale securities                                             19,309
     Purchases of available for sale securities                                                      (5,369)
     Acquisitions of property and equipment                                        (2,629)           (2,824)
     Additions to software costs                                                     (999)           (1,559)
     Other investments                                                               (697)           (1,303)
     Acquisitions of businesses, less cash acquired                                (1,757)           (6,412)
     Contingent purchase price paid in connection with prior acquisition           (2,680)
     Funding of note payable in connection with business acquisition                                 (1,590)
                                                                                 --------          --------
Net cash provided by (used in) investing activities                                (8,762)              252
                                                                                 --------          --------

Cash flows from financing activities:
     Net repayments under credit facility                                          (2,200)
     Amounts payable - book overdraft                                              (1,636)
     Proceeds from exercise of stock options                                           18                69
     Payments on capital lease obligations                                           (340)             (520)
     Other                                                                                              (76)
                                                                                 --------          --------
Net cash used in financing activities                                              (4,158)             (527)
                                                                                 --------          --------

Effects of exchange rates on cash and cash equivalents                               (132)             (365)

Net decrease in cash and cash equivalents                                          (1,414)           (3,897)
Cash and cash equivalents:
     Beginning of period                                                            5,720            13,980
                                                                                 --------          --------
     End of period                                                               $  4,306          $ 10,083
                                                                                 ========          ========

Supplemental schedule of noncash investing and financing activities:

Issuance of Common Stock in connection with contingent
     purchase price relating to prior acquisition                                $  1,040
                                                                                 ========          ========

Issuance of Common Stock in connection with investment in
    Digineer, Inc.                                                                                 $    371
                                                                                 ========          ========

Issuance of Common Stock in connection with Employee
     Stock Purchase Plan                                                                           $    502
                                                                                 ========          ========


Acquisitions of Businesses:

      Fair value of assets acquired                                              $  3,117          $  9,706
      Fair value of liabilities assumed                                              (618)           (1,690)
      Stock issued                                                                   (742)           (1,604)
                                                                                 --------          --------

     Net cash payments                                                           $  1,757          $  6,412
                                                                                 ========          ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1999 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.



2.  NET INCOME (LOSS) PER SHARE DATA:

         Net income (loss) per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

         The weighted average shares used in computing net income per diluted share have been calculated as follows:

        (in thousands)                               Three Months Ended       Three Months Ended
                                                        June 30, 2000            June 30, 1999
                                                     -------------------      ------------------
        Weighted average common shares
          outstanding                                       11,699                  11,101
        Stock options                                           --                     496
                                                            ------                  ------
        Weighted average shares                             11,699                  11,597


        (in thousands)                                 Six Months Ended         Six Months Ended
                                                         June 30, 2000           June 30, 1999
                                                       -----------------        ----------------
        Weighted average common shares
          outstanding                                       11,660                  11,081

        Stock options                                           --                     552
                                                            ------                  ------
        Weighted average share                              11,660                  11,633



         Options to purchase approximately 1,300,000 of common stock shares (approximately 400,000 shares of common stock equivalents) were outstanding during the three and six months ended June 30, 2000 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

         Options to purchase approximately 300,000 shares of common stock were outstanding during the three and six months ended June 30, 1999, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

         Valuation of Common Stock issued in the acquisitions was based on the market price of the shares discounted for lock-up restrictions and lack of registration of the shares. The results of operations are included in the Company's results from the respective dates of acquisition.

         In April, 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.1 million in cash and 78,500 shares of the Company's Common Stock. The shares were placed in an escrow account, 67% to be released in April, 2001 and the remainder in April, 2002.

         In August, 1999, the Company acquired Specialist Monitoring Services, a contract research organization located in Crowthorne, United Kingdom. Total acquisition costs consisted of approximately $7.5 million in cash and 141,680 shares of the Company's Common Stock. Of the total purchase price, approximately $100,000 in cash and 97,066 shares were placed in an escrow account, 50% to be released in August, 2000 and the remainder in August, 2001.

         In July, 1999, the Company acquired Health Care Communications Inc. ("HCC"), a New Jersey based medical communications company, and HCC Health Care Communications (1991) Ltd., a Toronto based contract research organization. Total acquisition costs consisted of approximately $5.7 million in cash and 174,559 shares of the Company's Common Stock. Of the total purchase price, $500,000 in cash and 31,943 shares were placed in an escrow account, of which $131,690 and 17,541 shares were released in July, 2000 and the remainder to be released in July, 2001.

         The purchase price of HCC may be increased dependent upon the achievement of certain operating results from acquisition date through December 31, 2001. Total additional consideration could reach $10.9 million, payable 67% in cash and 33% in shares of the Company's Common Stock, if HCC meets the targeted operating results. For the period from acquisition date through December 31, 1999, HCC reached its operating target, and in April, 2000 the Company paid $2.7 million in cash and issued 124,473 shares of the Company's Common Stock to the former shareholders of HCC. The purchase price has been increased by $3.7 million.

         In June, 1999, the Company acquired ESCLI S.A., a contract research organization located in Paris, France, for approximately $2.7 million in cash.

         In January, 1999, the Company acquired Research Consultants (International) Holdings Limited (IRC), a U.K.-based regulatory affairs company. Total acquisition costs consisted of approximately $4.4 million in cash and 87,558 shares of the Company's Common Stock. The shares were placed in an escrow agreement, 50% of which were released in January , 2000 and the remainder to be released in January, 2001.

         The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of each year:

     (in thousands)                                         Six Months Ended              Six Months Ended
                                                              June 30, 2000                 June 30, 1999
                                                            ----------------              ----------------
     Net revenues                                                $64,996                       $60,726

     Net income (loss)                                             $(848)                       $3,907

     Net income (loss) per diluted share                          $(0.07)                        $0.32

     Weighted average shares                                      11,702                        12,053

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 1999, nor are they necessarily indicative of future operating results.

4. EMPLOYEE SEVERANCE AND OTHER COSTS:

         In order to bring its cost structure more in line with current revenue projections, in the second quarter of 2000 the Company announced a plan to eliminate approximately 125 full-time positions globally. In the second quarter of 2000, the Company eliminated approximately 100 of these positions. In connection with the workforce reduction, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million net of tax) in the second quarter of 2000, consisting primarily of severance, outplacement, other employee benefit costs, and facility related charges. As of June 30, 2000, $1.9 million remains accrued and is reflected in Other

Accrued Liabilities in the Company's Balance Sheet. The amounts accrued as employee severance and other costs are detailed as follows:

(in thousands)                          Employee
                                     Severance and
                                      Outplacement         Facilities       Other       Total
                                     -------------         ----------       -----       -----
    Amount accrued                      $1,270               $1,140         $570        $2,980
    Amount paid                            631                  143            9           783
    Non-cash charges                                            245           41           286
                                        ------               ------         ----        ------
    Liability at June 30, 2000          $  639               $  752         $520        $1,911




5. SEGMENT INFORMATION:

         With its July, 1999 acquisition of HCC, the Company is now managed through two reportable segments, the contract research services group and the medical communications group. The contract research services group includes clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consultation and representation. The medical communications group, which includes only HCC, provides organizational, meeting management and publication services to professional organizations and pharmaceutical companies. Overhead costs are included in the contract research services group and have not been allocated. Information is not presented for the three and six month periods ended June 30, 1999 because the Company had not yet acquired HCC, and therefore managed its business in the aggregate.

(in thousands)                           Contract
                                         Research           Medical
                                         Services        Communications       Total
                                         --------        --------------       -----
Three Months Ended June 30, 2000
    Net revenues                         $28,696             $1,306          $30,002
    Net income (loss)                     (2,926)               350           (2,576)

Six Months Ended June 30, 2000
    Net revenues                         $61,598             $2,702          $64,300
    Net income (loss)                     (1,658)               738             (920)

June 30, 2000:
      Identifiable assets               $159,923            $16,767         $176,690



6.  NEW ACCOUNTING PRONOUNCEMENT:

         In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for certain issues such as the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; and the accounting for options that have been repriced. Most provisions of FIN 44 are effective as of July 1, 2000. The impact of FIN 44 will be dependent on the nature and terms of stock compensation plans offered by the Company in the future.

         In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A in March, 2000 and SAB 101B in June, 2000 is required in the fourth quarter of 2000. The Company is currently evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information set forth and discussed below for the three and six months ended June 30, 2000 is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

         The Company's results are subject to volatility due to such factors as the commencement, completion, cancellation or delay of contracts; the progress of ongoing projects; cost overruns; the Company's sales cycle; or the ability to maintain large customer contracts or to enter into new contracts. In addition, the Company's aggregate backlog is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net revenues included in the backlog. In the first six months of 2000, the Company was negatively impacted by contract delays and slower than anticipated start-ups on new projects. Delays of projects are often the result of decisions made by the Company's customers or regulatory authorities, and are typically not controllable by the Company.

As a high percentage of the Company's operating costs are relatively fixed, these factors can cause significant variations in quarterly results.

         In the second quarter of 2000, the Company announced a global workforce reduction program in order to bring its cost structure more in line with current revenue projections. In connection with this workforce reduction, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million, net of tax) consisting of severance, outplacement, related facilities costs, and other charges. This initiative is expected to reduce costs by approximately $800,000 per quarter in the last half of 2000. The Company expects to realize the full savings of this initiative of approximately $4.0 million in 2001.

ACQUISITIONS

         In April, 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.1 million in cash and 78,500 shares of the Company's Common Stock.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Net revenues increased to $30.0 million for the three months ended June 30, 2000 from $27.9 million for the three months ended June 30, 1999. The 8% increase in net revenues was comprised of growth from acquisitions of 17% offset by a decline in organic revenues of 9%. The decrease in organic revenues is primarily attributable to the continuing slowdown in clinical development activities. Approximately 40% of the Company's net revenues for the three months ended June 30, 2000 were derived from operations outside of the United States compared to 27% for the three months ended June 30, 1999. Revenues from G.D. Searle and Co. and Centocor, Inc. accounted for approximately 14% and 12%, respectively, of net revenues for the three months ended June 30, 2000.

         Direct costs increased by $4.4 million, or 29%, from $14.9 million for the three months ended June 30, 1999 to $19.3 million for the three months ended June 30, 2000. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period. Direct costs expressed as a percentage of net revenues were 64.2% for the three months ended June 30, 2000 compared to 53.4% for the three months ended June 30, 1999. The increase in these costs as a percentage of net revenues is due to project delays in the second quarter 2000 that caused a lower than anticipated revenue base to absorb direct costs.

         Selling, general and administrative expenses increased by $1.3 million, or 14%, from $8.9 million for the three months ended June 30, 1999 to $10.2 million for the three months ended June 30, 2000. Selling, general and administrative expenses expressed as a percentage of net revenues were 34% for the three months ended June 30, 2000 compared to 32% for the corresponding 1999 period. The increase in these costs as a percentage of net revenues is due to the existence of an infrastructure that was established to support a higher revenue base. These costs are expected to decrease as cost savings from the workforce reduction program are realized in the third and fourth quarters of 2000.

         Depreciation and amortization expense increased $500,000, or 29%, from $1.5 million for the three months ended June 30, 1999 to $2.0 million for the three months ended June 30, 2000. The increase was due primarily to amortization of goodwill as a result of the Company's acquisitions.

         As previously mentioned, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million net of tax) for employee severance and other costs associated with the workforce reduction program. As of June 30, 2000, $1.1 million was charged against the accrual and approximately $1.9 million remains accrued in Other Accrued Liabilities in the Company's Balance Sheet.

         Inclusive of the $1.8 million after tax charge relating to the workforce reduction program, the net loss for the second quarter of 2000 was $2.6 million compared to net income of $1.6 million for the corresponding period of 1999. Excluding the effect of this charge, the net loss was $800,000 for the second quarter of 2000.

         The Company's effective tax rate was 39.5% for the three months ended June 30, 2000 as compared to 38.5% for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Net revenues increased to $64.3 million for the six months ended June 30, 2000 from $53.6 million for the six months ended June 30, 1999. The 20% increase in net revenues was comprised of organic growth of 2% and growth from acquisitions of 18%. Approximately 37% of the Company's net revenues for the six months ended June 30, 2000 were derived from operations outside of the United States compared to 27% for the six months ended June 30, 1999. Revenues from G.D. Searle and Co. and Centocor, Inc. accounted for approximately 18% and 13%, respectively, of net revenues for the six months ended June 30, 2000.

         Direct costs increased by $10.9 million, or 39%, from $27.8 million for the six months ended June 30, 1999 to $38.7 million for the six months ended June 30, 2000. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period and increases in direct costs due to the impact of acquisitions. Direct costs expressed as a percentage of net revenues were 60.2% for the six months ended June 30, 2000 compared to 51.9% for the six months ended June 30, 1999. The increase in these costs as a percentage of net revenues is due to project delays in the six months ended June 30, 2000 that caused a lower than anticipated revenue base to absorb direct costs as well as the varying levels of profitability within the mix of contracts in the six months ended June 30, 2000 compared to the six months ended June 30, 1999.
 .
         Selling, general and administrative expenses increased by $3.9 million, or 23%, from $16.9 million for the six months ended June 30, 1999 to $20.8 million for the six months ended June 30, 2000. Selling, general and administrative expenses expressed as a percentage of net revenues remained constant at 32% for the six months ended June 30, 2000 and 1999.

         Depreciation and amortization expense increased $600,000, or 19%, from $3.0 million for the six months ended June 30, 1999 to $3.6 million for the six months ended June 30, 2000. The increase was due primarily to amortization of goodwill as a result of the Company's acquisitions.

         Inclusive of the $1.8 million after tax charge relating to the workforce reduction program, the net loss for the six months ended June 30, 2000 was $900,000 compared to net income of $3.9 million for the corresponding period of 1999. Excluding the effect of this charge, net income was $900,000 for the six months of 2000.

         The Company's effective tax rate was 40.7% for the six months ended June 30, 2000 as compared to 38.4% for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $1.4 million for the six months ended June 30, 2000 as a result of cash used in investing and financing activities of $8.8 million and $4.2 million respectively, offset by cash provided by operating activities of $11.6 million. Net cash provided by operating activities primarily resulted from net loss adjusted for non-cash activity and a decrease in accounts receivable and unreimbursed investigator and project costs offset by a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

         Investing activities for the six months ended June 30, 2000 consisted of capital expenditures of approximately $3.6 million, cash paid for contingent purchase price of $2.7 million, and cash paid for the acquisition of SYNERmedica of $1.8 million (net of cash acquired).

         The Company had available for sale securities totaling $19.6 million at June 30, 2000.

         Financing activities for the six months ended June 30, 2000 consisted primarily of net repayments under the Company's credit facility of $2.2 million.

         The Company has a $30 million credit facility with certain banks. The credit facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. All amounts outstanding thereunder become due and payable in February, 2001. The facility includes various restrictive covenants including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At June 30, 2000 the Company fell below the minimum permitted fixed charge coverage ratio. The Company is in the process of seeking and expects to receive an amendment with respect to the minimum permitted fixed charge ratio for future periods. At June 30, 2000, $6.5 million was outstanding under the credit facility.

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

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were $(2.7) million at June 30, 2000 compared to $(1.8) million at December 31, 1999.

IMPACT OF THE YEAR 2000


         The Company initiated a program in 1998 to identify and address issues associated with the ability of its date-sensitive software to recognize the Year 2000 properly. The Company spent approximately $900,000 in order to prepare for the Year 2000 of which approximately 20% was paid to third party service providers. The Company has not experienced any significant problems associated with the date change and does not expect to incur additional expense in 2000 as it continues to monitor and test ongoing compliance. While the Company does not anticipate any significant problems regarding the Year 2000, there can be no assurance that problems will not arise in the future.

NEW ACCOUNTING PRONOUNCEMENT

         In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for certain issues such as the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; and the accounting for options that have been repriced. Most provisions of FIN 44 are effective as of July 1, 2000. The impact of FIN 44 will be dependent on the nature and terms of stock compensation plans offered by the Company in the future.

         In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A in March 2000 and SAB 101B in June, 2000 is required in the fourth quarter of 2000. The Company is currently evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

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

See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds

         In April, 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.1 million in cash and 78,500 shares of the Company's Common Stock.

         In April, 2000 the Company paid $2.7 million in cash and issued 124,473 shares of the Company's Common Stock to the former Shareholders of HCC relating to the earnout provisions contained in the HCC Asset Purchase Agreement.

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held May 17, 2000. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Philip E. Beekman, Christopher C. Bergen, Robert R. Buck, Timothy M. Mooney, and Charles A. Sanders. Share were voted as follows: Candace Kendle (FOR: 8,867,768 AGAINST: 964,406), Philip E. Beekman (FOR: 9,311,157 AGAINST: 521,017), Christopher C. Bergen (FOR: 8,867,298
AGAINST: 964,876), Robert R. Buck (FOR: 9,305,407 AGAINST: 526,767), Timothy M. Mooney (FOR: 9,307,207 AGAINST: 524,967), and Charles A. Sanders (FOR: 9,311,767
AGAINST: 520,407).

         The Shareholders also approved the Amendment to the Company's 1997 Stock Option and Stock Incentive Plan to increase the number of authorized shares of Common Stock reserved for issuance. In connection with such approval, there were 5,907,470 shares voted for the approval of the amendment, 2,199,086 shares cast against, and 18,507 shares cast to abstain.

         In addition, the Shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the calendar year 2000. In connection with such ratification, 9,784,179 shares were voted for ratification, 38,211 shares cast against, and 9,784 shares cast to abstain.


Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibits                   Description
         --------                   -----------
          27.1            Financial Data Schedule For the Six
                          Months Ended June 30, 2000

          27.2            Financial Data Schedule For the Three
                          Months Ended June 30, 2000


         (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      KENDLE INTERNATIONAL INC.



                                      By: /s/ Candace Kendle
                                          --------------------------------
Date: August 11, 2000                     Candace Kendle
                                          Chairman of the Board and Chief
                                          Executive Officer



                                      By: /s/ Timothy M. Mooney
                                          --------------------------------
Date: August 11, 2000                     Timothy M. Mooney
                                          Executive Vice President - Chief
                                          Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                 Description
         --------                 -----------
           27.1         Financial Data Schedule For the Six
                        Months Ended June 30, 2000

           27.2         Financial Data Schedule For the Three
                        Months Ended June 30, 2000