Form 10-Q
period 2000-09-30
KENDLE INTERNATIONAL INC
filed 2000-11-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                      Commission file number _000-23019____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,756,744 shares of common stock, no par value, as of October 31, 2000.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - September 30, 2000
                           and December 31, 1999                                                  3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended September 30, 2000 and 1999; Nine Months
                           Ended September 30, 2000 and 1999                                      4

                     Condensed Consolidated Statements of Comprehensive Income (Loss) -
                           Three Months Ended September 30, 2000 and 1999; Nine
                           Months Ended September 30, 2000 and 1999                               5

                     Condensed Consolidated Statements of Cash Flows - Nine
                           Months Ended September 30, 2000 and 1999                               6

                     Notes to Condensed Consolidated Financial Statements                         7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                             12

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                   18


Part II.           Other Information                                                             19

         Item 6.     Exhibits and Reports on Form 8-K                                            19


Signatures                                                                                       20

Exhibit Index                                                                                    21

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                 September 30,    December 31,
                                                                                      2000            1999
                                                                                  ------------    -----------
                                                                                         (Unaudited)

                                          ASSETS

Current assets:
     Cash and cash equivalents                                                    $      5,905    $      5,720
     Available for sale securities                                                      17,685          19,524
     Accounts receivable                                                                37,418          51,186
     Unreimbursed investigator and project costs                                         5,403           9,117
     Other current assets                                                                6,985           5,101
                                                                                  ------------    ------------
               Total current assets                                                     73,396          90,648
                                                                                  ------------    ------------
Property and equipment, net                                                             15,053          14,683
Excess of purchase price over net assets acquired, net                                  70,341          71,075
Other assets                                                                             9,962           7,976
                                                                                  ------------    ------------
               Total assets                                                       $    168,752    $    184,382
                                                                                  ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of obligations under capital leases                          $        758    $        725
     Amounts outstanding under credit facility                                           4,400           8,700
     Trade payables                                                                      4,118           5,619
     Advances against investigator and project costs                                     1,832           2,624
     Advance billings                                                                   10,161          14,539
     Other accrued liabilities                                                           9,764          13,603
                                                                                  ------------    ------------
         Total current liabilities                                                      31,033          45,810
                                                                                  ------------    ------------
Obligations under capital leases, less current portion                                     583             763
Other noncurrent liabilities                                                             5,042           4,163
                                                                                  ------------    ------------
         Total liabilities                                                              36,658          50,736
                                                                                  ------------    ------------
Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 11,753,112 and
         11,489,318 shares issued and outstanding at
         September 30, 2000 and December 31, 1999, respectively                             75              75
     Additional paid in capital                                                        122,683         120,544
     Retained earnings                                                                  13,482          15,246
     Accumulated other comprehensive income:
         Net unrealized holdings losses on available for sale securities                  (280)           (434)
         Foreign currency translation adjustment                                        (3,866)         (1,785)
                                                                                  ------------    ------------
               Total accumulated other comprehensive income                             (4,146)         (2,219)
                                                                                  ------------    ------------
         Total shareholders' equity                                                    132,094         133,646
                                                                                  ------------    ------------
               Total liabilities and shareholders' equity                         $    168,752    $    184,382
                                                                                  ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

(in thousands, except per share data)         For the Three Months Ended            For the Nine Months Ended
                                                      September 30,                        September 30,
                                          -----------------------------------   ----------------------------------
                                                2000                1999               2000               1999
                                                ----                ----               ----               ----

Net revenues                              $        27,153    $        29,942    $        91,453    $        83,560
                                          ---------------    ---------------    ---------------    ---------------

Costs and expenses:
     Direct costs                                  16,851             15,406             55,540             43,220
     Selling, general and
         administrative expenses                    9,536             10,144             30,378             27,078
     Depreciation and amortization                  2,158              1,760              5,749              4,777
     Employee severance and other costs                                                   2,980
                                          ---------------    ---------------    ---------------    ---------------

                                                   28,545             27,310             94,647             75,075
                                          ---------------    ---------------    ---------------    ---------------

        Income (loss) from operations              (1,392)             2,632             (3,194)             8,485

Other income (expense):
     Interest income                                  275                115                748                834
     Interest expense                                (179)               (54)              (476)              (184)
     Other                                            (88)                55                (14)               (59)
                                          ---------------    ---------------    ---------------    ---------------

Income (loss) before income taxes                  (1,384)             2,748             (2,936)             9,076

Income tax expense (benefit)                         (540)             1,063             (1,172)             3,496
                                          ---------------    ---------------    ---------------    ---------------

        Net income (loss)                 $          (844)   $         1,685    $        (1,764)   $         5,580
                                          ===============    ===============    ===============    ===============


Income (loss) per share data:
Basic:
      Net income (loss) per share         $         (0.07)   $          0.15    $         (0.15)   $          0.50
                                          ===============    ===============    ===============    ===============


      Weighted average shares                      11,751             11,356             11,691             11,173

Diluted:
      Net income (loss) per share         $         (0.07)   $          0.14    $         (0.15)   $          0.48
                                          ===============    ===============    ===============    ===============


      Weighted average shares                      11,751             11,821             11,691             11,701



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

              (in thousands)                            For the Three Months Ended           For the Nine Months Ended
                                                                September 30,                       September 30,
                                                    ----------------------------------   ----------------------------------
                                                           2000               1999              2000               1999
                                                    ---------------    ---------------   ---------------    ---------------

Net income (loss)                                   $          (844)   $         1,685   $        (1,764)   $         5,580
                                                    ---------------    ---------------   ---------------    ---------------

Other comprehensive income, net of tax:

     Foreign currency translation adjustments                (1,147)               617            (2,081)            (1,390)

     Net unrealized holding gains (losses)
        on available for sale securities arising
        during the period, net of tax                            84                 31               121               (486)
     Reclassification adjustment for holding
        losses included in net income, net of tax                33                171                33                218
                                                    ---------------    ---------------   ---------------    ---------------
     Net change in unrealized holding gains
        (losses) on available for sale securities               117                202               154               (268)
                                                    ---------------    ---------------   ---------------    ---------------


Comprehensive income (loss)                         $        (1,874)   $         2,504   $        (3,691)   $         3,922
                                                    ===============    ===============   ===============    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(in thousands)                                                                 For the Nine Months Ended
                                                                                     September 30,
                                                                           ----------------------------------
                                                                                2000               1999
                                                                           ---------------    ---------------

Net cash provided by (used in) operating activities                        $        15,188    $        (5,328)
                                                                           ---------------    ---------------

Cash flows from investing activities:

     Proceeds from sale of available for sale securities                             2,100             40,510
     Purchases of available for sale securities                                                       (19,907)
     Acquisitions of property and equipment                                         (3,715)            (4,907)
     Additions to software costs                                                    (1,567)            (2,536)
     Other investments                                                                (732)            (1,304)
     Acquisitions of businesses, less cash acquired                                 (1,812)           (18,934)
     Contingent purchase price paid in connection with prior acquisition            (2,680)
     Funding of note payable in connection with business acquisition                                   (1,590)
                                                                           ---------------    ---------------
Net cash used in investing activities                                               (8,406)            (8,668)
                                                                           ---------------    ---------------

Cash flows from financing activities:

     Net proceeds (repayments) under credit facility                                (4,300)             6,600
     Amounts payable - book overdraft                                               (1,420)
     Proceeds from exercise of stock options                                            20                 79
     Payments on capital lease obligations                                            (561)              (734)
     Other                                                                                                (75)
                                                                           ---------------    ---------------
Net cash provided by (used in) financing activities                                 (6,261)             5,870
                                                                           ---------------    ---------------

Effects of exchange rates on cash and cash equivalents                                (336)              (296)

Net increase (decrease) in cash and cash equivalents                                   185             (8,422)
Cash and cash equivalents:
     Beginning of period                                                             5,720             13,980
                                                                           ---------------    ---------------
     End of period                                                         $         5,905    $         5,558
                                                                           ===============    ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock in connection with contingent
     purchase price relating to prior acquisition                          $         1,040
                                                                           ===============

Issuance of Common Stock in connection with investment in
    Digineer, Inc.                                                                            $           371
                                                                                              ===============

Issuance of Common Stock in connection with Employee
     Stock Purchase Plan                                                   $           313    $           502
                                                                           ===============    ===============


Acquisitions of Businesses:

      Fair value of assets acquired                                        $         3,172    $        29,559
      Fair value of liabilities assumed                                               (618)            (5,721)
      Stock issued                                                                    (742)            (4,904)
                                                                           ---------------    ---------------

     Net cash payments                                                     $         1,812    $        18,934
                                                                           ===============    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1999 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

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

         The weighted average shares used in computing net income per diluted share have been calculated as follows:

     (in thousands)                                      Three Months Ended             Three Months Ended
                                                         September 30, 2000             September 30, 1999
                                                     ----------------------------    --------------------------
     Weighted average common shares
         outstanding                                                    11,751                        11,356

     Stock options                                                          --                           465
                                                     ----------------------------    --------------------------
      Weighted average shares                                           11,751                        11,821

     (in thousands)                                       Nine Months Ended              Nine Months Ended
                                                         September 30, 2000             September 30, 1999
                                                     ----------------------------    --------------------------
     Weighted average common shares
         outstanding                                                    11,691                        11,173

     Stock options                                                          --                           528
                                                     ----------------------------    --------------------------

      Weighted average shares                                           11,691                        11,701


         Options to purchase approximately 1,700,000 shares of common stock (approximately 400,000 shares of common stock equivalents) were outstanding during the three and nine months ended September 30, 2000 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

         Options to purchase approximately 550,000 and 300,000 shares of common stock were outstanding during the three and nine months ended September 30, 1999 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

         In April, 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.2 million in cash and 78,500 shares of the Company's Common Stock. The shares were placed in an escrow account, 67% to be released in April, 2001 and the remainder in April, 2002.

         In August, 1999, the Company acquired Specialist Monitoring Services, a contract research organization located in Crowthorne, United Kingdom. Total acquisition costs consisted of approximately $7.5 million in cash and 141,680 shares of the Company's Common Stock. Of the total purchase price, approximately $100,000 in cash and 97,066 shares were placed in an escrow account, 50% of which were released in August, 2000 and the remainder to be released in August, 2001.

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

         The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of each year:

     (in thousands)                                          Nine Months Ended             Nine Months Ended
                                                            September 30, 2000            September 30, 1999
                                                         --------------------------     ------------------------
     Net revenues                                                 $92,148                     $92,542

     Net income (loss)                                            $(1,692)                    $ 5,646

     Net income (loss) per diluted share                          $ (0.14)                    $  0.47

     Weighted average shares                                       11,719                      12,029

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 1999, nor are they necessarily indicative of future operating results.

4. EMPLOYEE SEVERANCE AND OTHER COSTS:

         In order to bring its cost structure more in line with current revenue projections, in the second quarter of 2000 the Company announced a plan to eliminate approximately 125 full-time positions globally. Through September 30, 2000, the Company has eliminated approximately 110 of these positions. In connection with the workforce reduction, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million net of tax) in the second quarter of 2000, consisting primarily of severance, outplacement, other employee benefit costs, and facility related charges. As of September 30, 2000, $1.5 million remains accrued and is reflected in Other Accrued Liabilities in the Company's Balance Sheet. The amounts accrued as employee severance and other costs are detailed as follows:

(in thousands)                                Employee
                                            Severance and
                                            Outplacement         Facilities       Other       Total
                                            -------------------- -------------- ---------- -------------
    Amount accrued                                 $1,270            $1,140       $570         $2,980
    Amount paid                                       799               328         19          1,146
    Non-cash charges                                                    245         41            286
                                            ------------------- -------------- ---------- -------------
    Liability at September 30, 2000                $  471            $  567       $510         $1,548


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

(in thousands)                                   Contract
                                                  Research                 Medical
                                                  Services              Communications             Total
                                            --------------------     ---------------------  ----------------
Three Months Ended September 30, 2000
    Net revenues                                        $25,517                    $1,636           $27,153
    Net income (loss)                                    (1,346)                      502              (844)

Three Months Ended September 30, 1999
     Net revenues                                       $28,717                    $1,225           $29,942
     Net income                                           1,265                       420             1,685

Nine Months Ended September 30, 2000
    Net revenues                                        $87,115                    $4,338           $91,453
    Net income (loss)                                    (3,004)                    1,240            (1,764)

Nine Months Ended September 30, 1999
      Net revenues                                     $ 82,335                  $ 1,225          $ 83,560
      Net income                                          5,160                      420             5,580


September 30, 2000:
      Identifiable assets                              $151,461                  $17,291          $168,752


6. DEBT:

         At September 30, 2000, $4.4 million was outstanding under the Company's bank credit facility. In October, 2000, the Company entered into two new Senior Credit Facilities (the "Credit Facilities") totaling $40 million, that replaced the previous credit facility. The Credit Facilities are comprised of a $35 million revolving credit loan with an initial term of three years and a $5 million Multicurrency Facility with an initial term of one year which will be used in connection with the Company's European operations. The $35 million facility bears interest at either LIBOR plus the Applicable Percentage (as defined) or the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. The $5 million facility bears interest at a rate linked to LIBOR. The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels.

7. NEW ACCOUNTING PRONOUNCEMENT:

         In June, 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments." SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company's only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 138 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information set forth and discussed below for the three and nine months ended September 30, 2000 is derived from the Condensed Consolidated Financial Statements included herein and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

         The Company's results are subject to volatility due to such factors as the commencement, completion, cancellation or delay of contracts; the progress of ongoing projects; cost overruns; the Company's sales cycle; or the ability to maintain large customer contracts or to enter into new contracts. In addition, the Company's aggregate backlog is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net revenues included in the backlog. In the first nine months of 2000, the Company was negatively impacted by contract delays and slower than anticipated start-ups on new projects. Delays of projects are often the result of decisions made by the Company's customers or regulatory authorities, and are typically not controllable by the Company.

As a high percentage of the Company's operating costs are relatively fixed, these factors can cause significant variations in quarterly results.

         In the second quarter of 2000, the Company announced a global workforce reduction program in order to bring its cost structure more in line with current revenue projections. In connection with this workforce reduction, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million, net of tax) consisting of severance, outplacement, related facilities costs, and other charges. The Company expects to realize annualized savings of approximately $4.0 million from this initiative.

ACQUISITIONS

         In April, 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.2 million in cash and 78,500 shares of the Company's Common Stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net revenues decreased to $27.2 million for the three months ended September 30, 2000 from $29.9 million for the three months ended September 30, 1999. The 9% decrease in net revenues was comprised of growth from acquisitions of 8% offset by a decline in organic revenues of 17%. Approximately 37% of the Company's net revenues for the three months ended September 30, 2000 were derived from operations outside of the United States compared to 31% for the three months ended September 30, 1999. Unfavorable foreign currency exchange rates negatively impacted revenues in the third quarter 2000. Using the exchange rates in effect in the third quarter of 1999, revenues in the third quarter of 2000 would have been $28.8 million, a 4% decrease in net revenues. The decrease in organic revenues is primarily attributable to the continuing slowdown in clinical development activities, including project delays and cancellations, resulting, in part, from mergers and consolidations within the pharmaceutical industry. The top five customers based on revenues accounted for approximately 46% of total third quarter 2000 net revenues.

         Direct costs increased by $1.5 million, or 9%, from $15.4 million for the three months ended September 30, 1999 to $16.9 million for the three months ended September 30, 2000. This increase is primarily comprised of increases in direct salaries and fringe benefits. Direct costs expressed as a percentage of net revenues were 62% for the three months ended September 30, 2000 compared to 51% for the three months ended September 30, 1999. The increase in these costs as a percentage of net revenues is due to project delays and cancellations that caused a lower than anticipated revenue base to absorb direct costs as well as the varying levels of profitability within the mix of contracts in the third quarter of 2000 compared to the third quarter of 1999.

         Selling, general and administrative expenses decreased by $0.6 million, or 6%, from $10.1 million for the three months ended September 30, 1999 to $9.5 million for the three months ended September 30, 2000. This decrease is primarily due to cost savings realized from the workforce reduction program that was implemented in the second quarter of 2000. Selling, general and administrative expenses expressed as a percentage of net revenues were 35% for the three months ended September 30, 2000 compared to 34% for the corresponding 1999 period.

         Depreciation and amortization expense increased $400,000, or 23%, from $1.8 million for the three months ended September 30, 1999 to $2.2 million for the three months ended September 30, 2000. The increase was due primarily to increased depreciation and amortization expense relating to the Company's capital expenditures.

         As previously mentioned, in the second quarter of 2000, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million net of tax) for employee severance and other costs associated with the workforce reduction program. As of September 30, 2000, $1.5 million was charged against the accrual and approximately $1.5 million remains accrued in Other Accrued Liabilities in the Company's Balance Sheet.

         The Company's effective tax rate was 39.0% for the three months ended September 30, 2000 as compared to 38.7% for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net revenues increased to $91.5 million for the nine months ended September 30, 2000 from $83.6 million for the nine months ended September 30, 1999. The 9% increase in net revenues was comprised of growth from acquisitions of 15% offset by a decline in organic revenues of 6%. Approximately 37% of the Company's net revenues for the nine months ended September 30, 2000 were derived from operations outside of the United States compared to 28% for the nine months ended September 30, 1999. Unfavorable foreign currency exchange rates negatively impacted revenues for the nine months ended September 30, 2000. Using the exchange rates in effect for the first nine months of 1999, revenues for the first nine months of 2000 would have been $95.8 million, a 15% increase in net revenues. The decrease in organic revenues is primarily attributable to the negative impact of foreign currency exchange rates and the continuing slowdown in clinical development activities, including project delays and cancellations, resulting, in part, from mergers and consolidations within the pharmaceutical industry. The top five customers based on revenues accounted for approximately 51% of total net revenues for the nine months ended September 30, 2000.

         Direct costs increased by $12.3 million, or 29%, from $43.2 million for the nine months ended September 30, 1999 to $55.5 million for the nine months ended September 30, 2000. This increase is primarily comprised of increases in direct salaries and fringe benefits to support the increases in net revenues for the period and increases in direct costs due to the impact of acquisitions. Direct costs expressed as a percentage of net revenues were 61% for the nine months ended September 30, 2000 compared to 52% for the nine months ended September 30, 1999. The increase in these costs as a percentage of net revenues is due to project delays and cancellations in the nine months ended September 30, 2000 that caused a lower than anticipated revenue base to absorb direct costs as well as the varying levels of profitability within the mix of contracts in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Selling, general and administrative expenses increased by $3.3 million, or 12%, from $27.1 million for the nine months ended September 30, 1999 to $30.4 million for the nine months ended September 30, 2000. The increase in these costs is due to the existence of an infrastructure that was established to support a higher revenue base. As previously mentioned, in the second quarter of 2000, the Company implemented a workforce reduction program to bring its infrastructure more in line with current revenue projections. Selling, general and administrative expenses expressed as a percentage of net revenues increased from 32% for the nine months ended September 30, 1999 to 33% for the nine months ended September 30, 2000.

         Depreciation and amortization expense increased $900,000 or 20%, from $4.8 million for the nine months ended September 30, 1999 to $5.7 million for the nine months ended September 30, 2000. The increase was due to amortization of goodwill as a result of the Company's acquisitions and increased depreciation and amortization expense relating to the Company's capital expenditures.

         Inclusive of the $1.8 million after tax charge relating to the workforce reduction program, the net loss for the nine months ended September 30, 2000 was $1.8 million compared to net income of $5.6 million for the corresponding period of 1999. Excluding the effect of this charge, net income was approximately $56,000 for the first nine months of 2000.

         The Company's effective tax rate was 39.9% for the nine months ended September 30, 2000 as compared to 38.5% for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $200,000 for the nine months ended September 30, 2000 as a result of cash provided by operating activities of $15.2 million offset primarily by cash used in investing and financing activities of $8.4 million and $6.3 million, respectively. Net cash provided by operating activities primarily resulted from a decrease in accounts receivable and unreimbursed investigator and project costs offset by a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

         Investing activities for the nine months ended September 30, 2000 consisted of capital expenditures of approximately $5.3 million, cash paid for contingent purchase price and other investments of $3.4 million, and cash paid for the acquisition of SYNERmedica of $1.8 million (net of cash acquired) offset by proceeds from the sale of available for sale securities of $2.1 million.

         The Company had available for sale securities totaling $17.7 million at September 30, 2000.

         Financing activities for the nine months ended September 30, 2000 consisted primarily of net repayments under the Company's credit facilities of $4.3 million.

         During the first nine months of 2000, the Company incurred approximately $1.1 million in cash payments related to the previously mentioned workforce reduction program. Future cash flows under the plan are expected to be approximately $1.5 million, primarily for ongoing facility lease obligations and employee severance. The Company expects to fund future payments with cash flows from operations.

         At September 30, 2000, $4.4 million was outstanding under the Company's bank credit facility. In October, 2000, the Company entered into two new Senior Credit Facilities (the "Credit Facilities") totaling $40 million, that replaced the previous credit facility. The Credit Facilities are comprised of a $35 million revolving credit loan with an initial term of three years and a $5 million Multicurrency Facility with an initial term of one year which will be used in connection with the Company's European operations. The $35 million facility bears interest at either LIBOR plus the Applicable Percentage (as defined) or the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. The $5 million facility bears interest at a rate linked to LIBOR. The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels.

         The Company's primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions, and facility related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its credit facilities, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

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

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were $(3.9) million at September 30, 2000 compared to $(1.8) million at December 31, 1999.

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

NEW ACCOUNTING PRONOUNCEMENT

         In June, 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments." SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company's only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, management of the Company anticipates that the adoption of SFAS No. 138 will not have a significant effect on the Company's results of operations or its financial position.

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

Item 3.           Defaults upon Senior Securities - Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibits           Description
        --------           -----------

         10.22 Credit Agreement Dated as of October 13, 2000 among the Company, the Several Lenders from Time to Time Party Hereto and Bank One, NA, as Agent

         27.1              Financial Data Schedule For the Nine Months Ended
                           September 30, 2000

         27.2 Financial Data Schedule For the Three Months Ended September 30, 2000



         (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              KENDLE INTERNATIONAL INC.



                                By: /s/ Candace Kendle
                                    --------------------------------------------
Date: November 14, 2000             Candace Kendle
                                    Chairman of the Board and Chief
                                    Executive Officer



                                By: /s/ Timothy M. Mooney
                                    --------------------------------------------
Date: November 14, 2000             Timothy M. Mooney
                                    Executive Vice President - Chief Financial
                                    Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

        Exhibits                               Description
        --------                               -----------

         10.22 Credit Agreement Dated as of October 13, 2000 among the Company, the Several Lenders from Time to Time Party Hereto and Bank One, NA, as Agent

         27.1              Financial Data Schedule For the Nine Months Ended
                           September 30, 2000

         27.2 Financial Data Schedule For the Three Months Ended September 30, 2000