Form 10-K405
period 2000-12-31
KENDLE INTERNATIONAL INC
filed 2001-03-30
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 2000
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001 the aggregate market value of the voting stock held by non-affiliates was $120,754,422 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on February 28, 2001 of $13.44).

As of February 28, 2001, 12,168,457 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 2001 Annual Meeting of Shareholders are incorporated by reference in Parts I, II, III, and IV as specified.

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


Part II

         Item 5 - Market for Registrant's Common Equity and Related
                       Shareholder Matters.............................................................6
         Item 6 - Selected Financial Data..............................................................7
         Item 7 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................7
         Item 7A - Quantitative and Qualitative Information about Market Risk..........................7
         Item 8 - Financial Statements and Supplementary Data..........................................7
         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................8


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


Part IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports
                         on Form 8-K...................................................................9

                                     PART I

                                     ITEM 1.

                                    BUSINESS
                                    --------

         Kendle International Inc., an Ohio corporation established in 1989, (the "Company"), is a contract research organization (CRO) that provides a broad range of Phase I through IV clinical research and drug development services to the pharmaceutical and biotechnology industries. The Company augments the research and development activities of pharmaceutical and biotechnology companies by offering high quality, value added clinical research services and proprietary information technology designed to reduce drug development time and expense. The Company is organized into two segments for financial reporting purposes. The contract research services group conducts clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consulting and representation. The medical communications group, Health Care Communications Inc. (HCC), a wholly-owned subsidiary of the Company, provides organizational, meeting management, and publication services to professional associations and pharmaceutical companies.

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

         The Company's strategy is to continue to enhance its reputation as a high-quality provider of a full range of CRO services. The Company's strategy consists of the following key elements: (i) continue to expand its broad range of therapeutic expertise; (ii) offer its customers a full range of services that encompass the clinical research process and complement the research and development departments of its customers; (iii) expedite the drug development process through innovative information technology offered via the Company's proprietary TrialWare(R) software including TrialWeb(TM), its clinical trial information web service; (iv) continue to build a brand presence that portrays high-quality work; and (v) supplement internal growth through strategic acquisitions that expand the Company's geographic presence and add to the Company's clinical development capabilities in existing or new therapeutic areas or service offerings.

         In February 2001, the Company acquired AAC Consulting Group, Inc., a regulatory consulting firm located in Rockville, Maryland. Total acquisition costs consisted of approximately $10.7 million in cash and approximately 375,000 shares of the Company's Common Stock.

         In April 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.2 million in cash and 78,500 shares of the Company's Common Stock.

         In August 1999, the Company acquired Specialist Monitoring Services Limited (SMS), a U.K based CRO, for approximately $7.5 million in cash and 141,680 shares of the Company's Common Stock.

         In July 1999, the Company acquired Health Care Communications Inc.
(HCC), a New Jersey-based medical communications company, and HCC Health Care Communications (1991), a Toronto-based CRO, for approximately $5.7 million in cash and 174,559 shares of the Company's Common Stock. The purchase price of HCC may be increased dependent upon the achievement of certain operating results from acquisition date through December 31, 2001. For the period from acquisition date through December 31, 1999 HCC reached its operating target, and in April, 2000 the Company paid $2.7 million in cash and issued 124,473 shares of the Company's Common Stock to the former shareholders of HCC. For the year 2000, HCC reached its operating target, and approximately $3.0 million in cash and Common Stock will be paid to the former shareholders of HCC. The purchase price has been increased by $6.7 million as a result of the 1999 and 2000 additional consideration.

         In June 1999, the Company acquired ESCLI S.A., a CRO located in Paris, France, for approximately $2.7 million in cash.

         In January 1999, the Company acquired Research Consultants (International) Holdings Limited ("IRC"), a U.K. based regulatory affairs company for approximately $4.4 million in cash and 87,558 shares of the Company's Common Stock.

         In January 1999, the Company also acquired a minority interest in Digineer, Inc. ("Digineer", formerly Component Software International, Inc.), an Internet healthcare consulting and software development company for approximately $1.6 million in cash and 19,995 shares of the Company's Common Stock. Additionally, the Company entered into a Multi-Year Strategic Service Agreement with Digineer whereby the Company could pay Digineer $7.0 million over a four year period in exchange for strategic software consulting and development services. During the first two years of the agreement, the Company was required to pay $3.5 million. The Company reached this minimum fee obligation for the first two years, and in October 2000, the Company exercised its right to terminate the Multi-Year Strategic Service Agreement. No further payments are due under the Agreement.

         Revenues from the top five customers accounted for approximately 48% of the Company's total net revenues for the year 2000. The Company's net revenues from Pharmacia Corporation and Pfizer Inc. accounted for approximately 15% and 13%, respectively, of the Company's net revenues for the year 2000.

         Segment and geographic information of the Company is contained in Note 17 to the consolidated financial statements on page 26 of the financial results section of the Company's Annual Report to Shareholders for 2000, and is incorporated herein by reference.

Backlog
-------

         Backlog is based on signed contracts and letters of intent. Backlog at December 31, 2000 was approximately $148 million compared to approximately $128 million at December 31, 1999. Total backlog plus verbally awarded business at December 31, 2000 was approximately $170 million compared to approximately $147 million at December 31, 1999. No assurance can be given that the Company will be able to realize the net revenues that are included in the backlog and verbal awards. Backlog and verbal awards are not necessarily meaningful indicators of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed by the sponsor or by regulatory authorities.

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


Employees
---------

         As of February 28, 2001, the Company had approximately 1,500 employees. None of the Company's employees are covered by a collective bargaining agreement.

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

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS
                     --------------------------------------

         "Quarterly Financial Data" on page 2 of the financial results section of the Company's Annual Report to Shareholders for 2000 is incorporated herein by reference. As of March 5, 2001, there were approximately 3,694 beneficial shareholders. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future, but intends instead to reinvest earnings in its business.

Recent Sales of Unregistered Securities
---------------------------------------

         In April 2000, the Shareholders of Synermedica received a total of 78,500 shares of the Company's Common Stock. At February 28, 2001, the shares remained in a general escrow established as of the acquisition date to provide indemnification for any breach of the sellers' representations and warranties.

         In April 2000, the Shareholders of HCC received a total of 124,473 shares of the Company's Common Stock related to a contingency from a prior acquisition.

         During the time period from April 1, 1998 to January 2, 2001, Philip E. Beekman, Dr. Charles A. Sanders, M.D., Robert R. Buck, directors of Kendle, and Mary Beth Price, a former director of Kendle, received a total of 6,148 shares of the Company's Common Stock pursuant to the table below:

PHILIP E. BEEKMAN                                                      CHARLES A. SANDERS
-----------------                                                      ------------------
April 1, 1998 - 81 Shares                                              April 1, 1998 - 81 Shares
July 1, 1998 - 58 Shares                                               July 1, 1998 - 58 Shares
October 1, 1998 - 33 Shares                                            October 1, 1998 - 33 Shares
January 1, 1999 - 68 Shares                                            January 1, 1999 - 68 Shares
April 2, 1999 - 75 Shares                                              April 2, 1999 - 137 Shares
July 2, 1999 - 122 Shares                                              July 2, 1999 - 122 Shares
October 2, 1999 - 181 Shares                                           October 2, 1999 - 121 Shares
January 2, 2000 - 153 Shares                                           January 2, 2000 - 77 shares
April 3, 2000 - 99 Shares                                              April 3, 2000 - 99 Shares
July 2, 2000 - 136 Shares                                              July 2, 2000 - 136 Shares
October 2, 2000 - 521 Shares                                           October 2, 2000 - 521 Shares
January 2, 2001 - 454 Shares                                           January 2, 2001 - 454 Shares

ROBERT BUCK                                                            MARY BETH PRICE
-----------                                                            ---------------

April 2, 1999 - 112 Shares                                             April 2, 1999 - 100 Shares
July 2, 1999 - 122 Shares                                              July 2, 1999 - 92 Shares
October 2, 1999 - 181 Shares                                           October 2, 1999 - 241 Shares
April 3, 2000 - 74 Shares                                              January 2, 2000 - 153 Shares
July 2, 2000 - 136 Shares                                              April 3, 2000 - 74 Shares
October 2, 2000 - 521 Shares
January 2, 2001 - 454 Shares

         Mr. Beekman, Dr. Sanders, Mr. Buck, and Ms. Price received these securities in exchange for their services as directors of the Company pursuant to the 1997 Directors' Compensation Plan.

         These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as transactions by an issuer not involving any public offering.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

         "Selected Financial Data" on page 1 of the financial results section of the Company's Annual Report to Shareholders for 2000 is incorporated herein by reference.

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" begins on page 3 of the financial results section of the Company's Annual Report to Shareholders for 2000 and is incorporated herein by reference.

                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
           ----------------------------------------------------------

         "Quantitative and Qualitative Information about Market Risk" is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 3 of the financial results section of the Company's Annual Report to Shareholders for 2000 and is incorporated herein by reference.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

         The following Financial Statements of the Registrant beginning on page 9 of the financial results section of its Annual Report to Shareholders for 2000, are incorporated herein by reference:

         1. Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

         2.       Consolidated Balance Sheets as of December 31, 2000 and 1999.

         3. Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998.

         4. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

         5.       Notes to Consolidated Financial Statements.

         6.       Report of Independent Accountants.

         All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Unaudited Supplementary Data
----------------------------

         "Selected Quarterly Financial Data" on page 2 of the financial results section of the Registrant's Annual Report to Shareholders for 2000 is incorporated herein by reference.

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

                                      None

                                    PART III
                                    --------

                                    ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled "Election Of Directors" contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 1, 2001, were as follows:

NAME                       AGE              POSITION                                OFFICER SINCE
----                       ---              --------                                -------------
Candace Kendle             54               Chief Executive Officer and Chairman         1989
                                            of the Board of Directors

Christopher C. Bergen      50               President, Chief Operating                   1989
                                            Officer and Director

Timothy M. Mooney          53               Executive Vice President, Chief              1996
                                            Financial Officer and Director

Thomas E. Stilgenbauer     53               Executive Vice President and Chief           1999
                                            Marketing Officer



Prior to being elected Executive Vice President and Chief Marketing Officer, Mr. Stilgenbauer was Executive Vice President - Operations of the Company; prior thereto Mr. Stilgenbauer was Senior Vice President - Organizational Development of the Company; prior thereto, Mr. Stilgenbauer was Vice President - Operations for The Loewen Group; and prior thereto, he was the Senior Vice President - Operations of Hook-SupeRx, Inc.

Information on compliance with Section 16(a) of the Exchange Act set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                  ITEMS 11-13.


Information on executive compensation set forth in the section entitled "Executive Compensation" and the tables therein, the number of shares beneficially owned by each Director and by all Directors and Executive Officers as a group set forth in the section entitled "Securities Ownership", and the table therein, and information on certain transactions with management set forth in the section entitled "Certain Transactions" are contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, and are incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the sections entitled "Compensation Subcommittee Report on Executive Compensation" and the Performance Graph, which are set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, are not deemed to be incorporated by reference in this Form 10-K.

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

          (b)  3 - Exhibits. (see page 10)

          (c)  Reports on Form 8-K

         During the fiscal quarter ended December 31, 2000, the Company filed no reports on Form 8-K.

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

2.8       Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian
          Gregory, Michael Roy Broomby and Peter Nightingale                                                       D

2.9       Option Agreement dated September 9, 1998 by and between the Company and Component
          Software International, Inc.                                                                             D

2.10      Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998         D

2.11      Multi-Year Strategic Services Agreement dated January 20,1999 by and between the
          Company and Component Software International, Inc.                                                       D

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

2.17      Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The
          Fifth Third Bank, as Escrow Agent                                                                        I

2.18      Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of SYNERmedica PTY Limited and SYNERmedica Unit
          Trust                                                                                                    J

2.19      Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders
          of AAC Consulting Group, Inc.                                                                            M

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

10.14     Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price               D

10.17     Clinical Trial Service Agreement between the Company and G.D. Searle & Company
          dated September 23, 1997                                                                                 C

10.19     Amended and Restated Credit Agreement dated as of February 26, 1998 by and between
          the Company and NationsBank, N.A.                                                                        C

10.21     First Amendment to the Amended and Restated Credit Agreement dated as
          of November 25, 1998 by and between the Company and NationsBank, N.A.                                    D

10.22     Credit Agreement dated as of October 13, 2000 among the Company, the Several Lenders from Time
          to Time Party Hereto, and Bank One, NA, As Agent                                                         K

10.20                      MANAGEMENT CONTRACTS AND COMPENSATION PLANS

          (a)   1995 Stock Option and Stock Incentive Plan                                                         A

          (b)   1995 Stock Option and Stock Incentive Plan--Individual Stock Option Agreement
                for Incentive Stock Option (contained in Exhibit 10.20(a))                                         A

          (c)   1997 Stock Option and Stock Incentive Plan                                                         A

          (d)   Amendment to 1997 Stock Option and Stock Incentive Plan                                            L

          (d)   Form of Protective Compensation and Benefit Agreement                                              A

          (e)   1998 Employee Stock Purchase Plan                                                                  D

          (f)   1997 Directors' Compensation Plan                                                                  D

13        Annual Report to Shareholders for 2000                                                                   M

21        List of Subsidiaries                                                                                     M

23.1     Consent of PricewaterhouseCoopers LLP                                                                     M

Filing
Status                                     Description of Filing Status
------                                     ----------------------------
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

E        Incorporated by reference to the Company's Proxy Statement for its 1999 Annual Shareholders' Meeting

F        Incorporated  by reference to the Company's  Quarterly  Report on Form 10-Q for the quarterly  period ended
         June 30, 1999

G        Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

H        Incorporated by reference to the Company's filing on Form 8-A dated September 7, 1999

I        Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1999

J        Incorporated  by reference to the Company's  Quarterly  Report on Form 10-Q for the quarterly  period ended
         March 31, 2000

K        Incorporated  by reference to the Company's  Quarterly  Report on Form 10-Q for the quarterly  period ended
         September 30, 2000

L        Incorporated by reference to the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting

M        Filed herewith

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KENDLE INTERNATIONAL INC.

DATE SIGNED:  March 30, 2001                 /s/  Candace Kendle
                                             -----------------------------------
                                             Candace Kendle
                                             Chairman and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                  Capacity                      Date
---------                                                  --------                      ----

/s/  Candace Kendle                              Chairman of the Board of                March 30, 2001
-----------------------------------------        Directors and Chief Executive
Candace Kendle                                   Officer


/s/ Christopher C. Bergen                        President, Chief Operating              March 30, 2001
-----------------------------------------        Officer, Secretary and Director
Christopher C. Bergen


/s/ Timothy M. Mooney                            Executive Vice President,               March 30, 2001
-----------------------------------------        Chief Financial Officer,
Timothy M. Mooney                                Treasurer, Assistant Secretary
                                                 (Chief Accounting Officer) and
                                                 Director

/s/ Philip E. Beekman                            Director                                March 30, 2001
-----------------------------------------
Philip E. Beekman

/s/ Robert R. Buck                               Director                                March 30, 2001
-----------------------------------------
Robert R. Buck

/s/ Charles A. Sanders                           Director                                March 30, 2001
-----------------------------------------
Charles A. Sanders