Form 10-Q
period 2001-03-31
KENDLE INTERNATIONAL INC
filed 2001-05-15
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,260,876 shares of common stock, no par value, as of April 30, 2001.

                            KENDLE INTERNATIONAL INC.

                                      INDEX


                                                                                           PAGE
                                                                                           ----

Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - March 31, 2001
                           and December 31, 2000                                             3

                     Condensed Consolidated Statements of Income - Three
                           Months Ended March 31, 2001 and 2000                              4

                     Condensed Consolidated Statements of Comprehensive Income -
                           Three Months Ended March 31, 2001 and 2000                        5

                     Condensed Consolidated Statements of Cash Flows - Three
                           Months Ended March 31, 2001 and 2000                              6

                     Notes to Condensed Consolidated Financial Statements                    7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                        11

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk              16


Part II.           Other Information                                                        17

         Item 6.     Exhibits and Reports on Form 8-K                                       17


Signatures                                                                                  18

Exhibit Index                                                                               19

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(in thousands, except share data)                                                 March 31,   December 31,
                                                                                    2001         2000
                                                                                  ---------    ---------

                                           ASSETS

Current assets:
     Cash and cash equivalents                                                    $  17,560    $   6,709
     Available for sale securities                                                   11,447       17,851
     Accounts receivable                                                             40,450       40,817
     Unreimbursed investigator and project costs                                      5,857        5,426
     Other current assets                                                             5,574        7,052
                                                                                  ---------    ---------
               Total current assets                                                  80,888       77,855
                                                                                  ---------    ---------
Property and equipment, net                                                          15,796       15,103
Goodwill, net                                                                        85,482       73,077
Other assets                                                                         10,805       10,484
                                                                                  ---------    ---------
               Total assets                                                       $ 192,971    $ 176,519
                                                                                  =========    =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of obligations under capital leases                          $     726    $     674
     Amounts outstanding under credit facility                                       14,289        1,600
     Trade payables                                                                   5,057        5,268
     Advances against investigator and project costs                                  2,616        1,736
     Advance billings                                                                14,640       16,342
     Other accrued liabilities                                                       13,095       12,839
                                                                                  ---------    ---------
         Total current liabilities                                                   50,423       38,459
                                                                                  ---------    ---------
Obligations under capital leases, less current portion                                  873          472
Other noncurrent liabilities                                                          5,428        4,718
                                                                                  ---------    ---------
         Total liabilities                                                           56,724       43,649
                                                                                  ---------    ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 12,174,246 and
         11,763,307 shares issued and outstanding at
         March 31, 2001 and December 31, 2000, respectively                              75           75
     Additional paid in capital                                                     126,798      122,725
     Retained earnings                                                               13,378       13,116
     Accumulated other comprehensive income:
         Net unrealized holding gains (losses) on available for sale securities          21         (117)
         Foreign currency translation adjustment                                     (4,025)      (2,929)
                                                                                  ---------    ---------
               Total accumulated other comprehensive loss                            (4,004)      (3,046)
                                                                                  ---------    ---------
         Total shareholders' equity                                                 136,247      132,870
                                                                                  ---------    ---------
               Total liabilities and shareholders' equity                         $ 192,971    $ 176,519
                                                                                  =========    =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(in thousands, except per share data)   For the Three Months Ended
                                                 March 31,
                                        --------------------------
                                             2001        2000
                                           --------    --------

Net revenues                               $ 32,253    $ 34,298
                                           --------    --------

Costs and expenses:
     Direct costs                            19,748      19,437
     Selling, general and administrative
        expenses                              9,936      10,663
     Depreciation and amortization            2,312       1,619
                                           --------    --------
                                             31,996      31,719
                                           --------    --------
        Income from operations                  257       2,579

Other income (expense):
     Interest income                            241         243
     Interest expense                          (118)       (159)
     Other                                       80          41
                                           --------    --------
Income before income taxes                      460       2,704

Income tax expense                              198       1,048
                                           --------    --------
        Net income                         $    262    $  1,656
                                           ========    ========


Income per share data:
Basic:
      Net income per share                 $   0.02    $   0.14
                                           ========    ========
      Weighted average shares                12,008      11,622

Diluted:
      Net income per share                 $   0.02    $   0.14
                                           ========    ========

      Weighted average shares                12,519      12,090









The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

       (in thousands)                                For the Three Months Ended
                                                              March 31,
                                                       --------------------
                                                          2001         2000
                                                       -------      -------

Net income                                             $   262      $ 1,656
                                                       -------      -------

Other comprehensive income:

     Foreign currency translation adjustment            (1,096)        (794)

     Net unrealized holding gains (losses) on
        available for sale securities arising
        during the period, net of tax                      112          (16)
     Reclassification adjustment for holding
        losses included in net income, net of tax           26
                                                       -------      -------
     Net change in unrealized holding gains (losses)
        on available for sale securities                   138          (16)
                                                       -------      -------


Comprehensive income (loss)                            $  (696)     $   846
                                                       =======      =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(in thousands)                                                             For the Three Months Ended
                                                                                    March 31,
                                                                             ----------------------
                                                                                 2001          2000
                                                                             --------      --------

Net cash provided by operating activities                                    $  4,685      $ 11,999
                                                                             --------      --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities       14,883         1,553
     Purchases of available for sale securities                                (8,360)       (1,646)
     Acquisitions of property and equipment                                    (1,164)       (1,426)
     Additions to software costs                                                 (930)         (456)
     Other investments                                                             (5)          (25)
     Acquisition of business, less cash acquired                              (10,697)
                                                                             --------      --------
Net cash used in investing activities                                          (6,273)       (2,000)
                                                                             --------      --------

Cash flows from financing activities:
     Net proceeds (repayments) under credit facility                           12,854        (8,700)
     Amounts payable - book overdraft                                             (46)       (1,760)
     Proceeds from exercise of stock options                                       65            18
     Payments on capital lease obligations                                       (206)         (193)
     Other                                                                        (13)
                                                                             --------      --------
Net cash provided by (used in) financing activities                            12,654       (10,635)
                                                                             --------      --------

Effects of exchange rates on cash and cash equivalents                           (215)         (192)

Net increase (decrease) in cash and cash equivalents                           10,851          (828)
Cash and cash equivalents:
     Beginning of period                                                        6,709         5,720
                                                                             --------      --------
     End of period                                                           $ 17,560      $  4,892
                                                                             ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of Businesses:
      Fair value of assets acquired                                          $ 16,429
      Fair value of liabilities assumed                                        (1,859)
      Stock issued                                                             (3,873)
                                                                             --------

     Net cash payments                                                       $ 10,697
                                                                             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2000 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

             The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.       NET INCOME PER SHARE DATA:

             Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

             The weighted average shares used in computing net income per diluted share have been calculated as follows:

     (in thousands)                    Three Months Ended    Three Months Ended
                                         March 31, 2001        March 31, 2000
                                       ------------------    ------------------
     Weighted average common shares
         outstanding                               12,008                11,622
     Stock options                                    511                   468
                                       ------------------    ------------------

      Weighted average shares                      12,519                12,090

             Options to purchase approximately 434,000 and 520,000 shares of Common Stock were outstanding during the three months ended March 31, 2001, and 2000 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3.       ACQUISITIONS:

             Details of the Company's acquisitions in 2000 and 2001 are listed below. The acquisitions have been accounted for using the purchase method of accounting, with goodwill as a result of the transactions being amortized over 30 years. The escrow accounts referred to have been established at acquisition date to provide indemnification of sellers' representations and warranties.

             Valuation of Common Stock issued in the acquisitions was based on the market price of the shares discounted for lock-up restrictions and lack of registration of the shares. The results of operations are included in the Company's results from the respective dates of acquisition.

             In February 2001, the Company acquired AAC Consulting Group, Inc., a full service regulatory consulting firm with offices in Rockville, Maryland. Total acquisition costs consisted of approximately $10.8 million in cash and 374,665 shares of the Company's Common Stock. Of the total shares, 124,888 shares were placed in an escrow account, 38,899 shares to be released in August 2001 and the remainder to be released in February 2002.

             In April 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.2 million in cash and 78,500 shares of the Company's Common Stock. The shares were placed in an escrow account, 67% to be released in April 2001 and the remainder in April 2002.

             The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of each year:

     (in thousands)                          Three Months Ended           Three Months Ended
                                               March 31, 2001               March 31, 2000
                                           ------------------------     ------------------
     Net revenues                                   $34,133                  $37,256

     Net income                                        $389                   $1,957

     Net income per diluted share
                                                      $0.03                    $0.16

     Weighted average shares                         12,760                   12,493

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 2000, nor are they necessarily indicative of future operating results.

4.       EMPLOYEE SEVERANCE AND OTHER COSTS:

         In order to bring its cost structure more in line with current revenue projections, in the second quarter of 2000 the Company announced a plan to eliminate approximately 125 full-time positions globally. Through March 31, 2001, the Company has eliminated approximately 110 of these positions. In connection with the workforce reduction, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million net of tax) in the second quarter of 2000, consisting primarily of severance, outplacement, other employee benefit costs, and facility related charges. As of March 31, 2001, $1.4 million remains accrued and is reflected in Other Accrued Liabilities in the Company's Balance Sheet. The amounts accrued as employee severance and other costs are detailed as follows:

   (in thousands)                               Employee
                                              Severance and
                                              Outplacement         Facilities       Other       Total
                                             -------------------- --------------- --------- -------------
       Amount accrued                               $1,270             $1,181       $529         $2,980
       Amount paid                                     845                444         52          1,341
       Non-cash charges                                                   172         92            264
                                             -------------------- --------------- --------- -------------
       Liability at March 31, 2001                  $  425             $  565       $385         $1,375


5.       SEGMENT INFORMATION:

         The Company is managed through two reportable segments, namely, the contract research services group and the medical communications group. The contract research services group constitutes the Company's core business and includes clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consultation, including current Good Manufacturing Practice compliance and validation services. The medical communications group, which includes only Health Care Communications Inc. (HCC), provides organizational, meeting management and publication services to professional organizations and pharmaceutical companies. Overhead costs are included in the contract research services group and have not been allocated.

  (in thousands)                                  Contract
                                                  Research            Medical
                                                  Services         Communications        Total
                                               ----------------  -------------------- --------------
  Three Months Ended March 31, 2001
      Net revenues                                     $30,655         $1,598          $32,253
      Net income                                            45            217              262


  Three Months Ended March 31, 2000
       Net revenues                                    $32,902         $1,396          $34,298
       Net income                                        1,268            388            1,656

  March 31, 2001:
        Identifiable assets                           $174,879        $18,092         $192,971

6.       DEBT:

             In October 2000, the Company entered into two new Senior Credit Facilities (the "Credit Facilities") totaling $40 million, that replaced the previous credit facility. The Credit Facilities are composed of a $35 million revolving credit loan with an initial term of three years and a $5 million Multicurrency Facility with an initial term of one year which will be used in connection with the Company's European operations. The $35 million facility bears interest at either LIBOR plus the Applicable Percentage (as defined) or the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. The $5 million facility bears interest at a rate linked to LIBOR. The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels. At March 31, 2001, $10.0 million was outstanding under the Company's $35 million revolving credit loan and $4.3 million was outstanding under the $5 million Multicurrency Facility. Interest is payable on the $10.0 million outstanding at an average rate of 6.0% and on the $4.3 million at a weighted average rate of 6.2%.

7.       NEW ACCOUNTING PRONOUNCEMENTS:

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company's only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, the adoption of SFAS No. 133 and 138 did not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended March 31, 2001 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

         Kendle International Inc. ("the Company") is an international contract research organization (CRO) that provides integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consultation, including current Good Manufacturing Practice compliance and validation services, on a contract basis to the pharmaceutical and biotechnology industries. Kendle also provides organizational, meeting management, and publication services to professional associations and pharmaceutical companies through its subsidiary, Health Care Communications Inc. (HCC). The Company is managed through two reportable segments, the contract research services group and the medical communications group. The medical communications group includes only HCC.

         The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators. Such costs, which are reimbursable by its customers, are generally excluded from direct costs and net revenues.

         Direct costs consist of compensation and related fringe benefits for project-related associates, unreimbursed project-related costs and an allocation of indirect costs including facilities, information systems and other costs. Selling, general and administrative expenses consist of compensation and related fringe benefits for sales and administrative associates and professional services, as well as unallocated costs related to facilities, information systems and other costs.

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

ACQUISITIONS

         In February 2001, the Company acquired AAC Consulting Group, Inc., a regulatory consulting firm based in Rockville, Maryland. Total acquisition costs consisted of approximately $10.8 million in cash and 374,665 shares of the Company's Common Stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net revenues decreased to $32.3 million for the three months ended March 31, 2001 from $34.3 million for the three months ended March 31, 2000. The 6% decrease in net revenues was composed of growth from acquisitions of 5% offset by a decline in organic revenues of 11%. The decrease in organic revenues is primarily attributable to the negative impact of foreign currency exchange rates and the slowdown in the level of clinical development activities in the first quarter of 2001 compared to the first quarter of 2000. Using the exchange rates in effect in the first quarter of 2000, revenues in the first quarter of 2001 would have been $33.3 million, a 3% decline in net revenues. The level of clinical development activity began to improve in the first quarter of 2001 as evidenced by the 7% organic growth in revenues in the first quarter of 2001 compared to the fourth quarter of 2000. In the first quarter of 2001, approximately 66% of the Company's net revenues were derived from North American operations, 32% from European operations, and 2% from Asian-Pacific operations compared to 65%, 35%, and 0% respectively in the first quarter of 2000. The top five customers based on revenues accounted for approximately 44% of total first quarter 2001 net revenues. Net revenues from Pfizer Inc. and Pharmacia Corp. accounted for approximately 13% and 11%, respectively, of total first quarter 2001 net revenues.

         Direct costs increased by $0.3 million, or 2%, from $19.4 million for the three months ended March 31, 2000 to $19.7 million for the three months ended March 31, 2001. The 2% increase in direct costs is composed of a 2% decline in organic direct costs offset by a 4% increase in direct costs due to the impact of acquisitions. Direct costs expressed as a percentage of net revenues were 61.2% for the three months ended March 31, 2001 compared to 56.7% for the three months ended March 31, 2000. The increase in these costs as a percentage of net revenues is due to the varying levels of profitability within the mix of contracts in the first quarter of 2001 compared to the first quarter of 2000.

         Selling, general and administrative expenses decreased by $0.8 million, or 7%, from $10.7 million for the three months ended March 31, 2000 to $9.9 million for the three months ended March 31, 2001. The 7% decrease in selling, general and administrative expenses is composed of a 10% decline in organic SG&A costs offset by a 3% increase in SG&A costs due to the impact of acquisitions. Organic SG&A costs decreased by $1.1 million, from $10.7 million for the three months ended March 31, 2000 to $9.6 million for the three months ended March 31, 2001. The decrease is primarily due to cost savings realized from the workforce reduction program that was implemented in the second quarter of 2000. Selling, general and administrative expenses expressed as a percentage of net revenues remained constant at 31% for the three months ended March 31, 2001 and 2000.

         Depreciation and amortization expense increased by $0.7 million, or 43%, from $1.6 million for the three months ended March 31, 2000 to $2.3 million for the three months ended March 31, 2001. The increase is due to amortization of goodwill as a result of the Company's acquisitions and increased depreciation expense as a result of the Company's capital expenditures.

         The Company's effective tax rate was 43.0% for the three months ended March 31, 2001 as compared to 38.8% for the three months ended March 31, 2000. The increase in the effective tax rate is primarily due to the larger impact of non-deductible goodwill amortization on a lower pre-tax income amount in 2001 compared to 2000 and increased investment in taxable rather than tax-exempt securities in 2001.

SEGMENT INFORMATION

         Net revenues from the contract research services group were $30.7 million for the first quarter of 2001 compared to $32.9 million for the first quarter of 2000. Net revenues from the medical communications group were $1.6 million for the first quarter of 2001 compared to $1.4 million for the first quarter of 2000.

         Net income from the contract research services group was approximately $45,000 for the first quarter of 2001 compared to $1.3 million in the first quarter of 2000. Net income from the medical communications group was approximately $0.2 million for the first quarter of 2001 compared to $0.4 million for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $10.9 million for the three months ended March 31, 2001 primarily as a result of cash provided by operating and financing activities of $4.7 million and $12.7 million, respectively offset by cash used in investing activities of $6.3 million. Net cash provided by operating activities primarily resulted from net income adjusted for non-cash activity and a decrease in accounts receivable offset by a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

         Investing activities for the three months ended March 31, 2001 consisted primarily of costs related to the Company's acquisition of $10.7 million and capital expenditures of $2.1 million offset by net proceeds from sales and purchases of available for sale securities of $6.5 million.

         Financing activities for the three months ended March 31, 2001 consisted primarily of net borrowings under the Company's credit facilities of $12.9 million.

         The Company had available for sale securities totaling $11.4 million at March 31, 2001.

      The Company has two Senior Credit Facilities (the Credit Facilities). The credit facilities are composed of a $35 million revolving credit loan with an initial term of three years and a $5 million Multicurrency Facility with an initial term of one year that will be used in connection with the Company's European operations. The $35 million facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. The $5 million facility bears interest at a rate linked to LIBOR. The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At March 31, 2001, $10.0 million was outstanding under the Company's $35 million revolving credit loan and $4.3 million was outstanding under the $5 million Multicurrency Facility. Interest is payable on the $10.0 million outstanding at an average rate of 6.0% and on the $4.3 million at a weighted average rate of 6.2%.

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

dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were ($4.0) million at March 31, 2001 compared to ($2.9) million at December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative and Certain Hedging Instruments - an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company's only derivative transaction has historically been the use of foreign currency exchange rate hedge instruments from time to time within a year, the adoption of SFAS No. 133 and SFAS No. 138 did not have a significant effect on the Company's results of operations or its financial position.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

         Certain statements contained in this Form 10-Q that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

         Statements concerning expected financial performance, ongoing business strategies and possible future action that the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical industry, the Company's ability to manage growth and to continue to attract and retain qualified personnel, the Company's ability to complete additional acquisitions and to integrate newly acquired businesses, the Company's ability to penetrate new markets, competition and consolidation within the industry, the ability of joint venture businesses to be integrated with the Company's operations, the fixed price nature of contracts or the loss of large contracts, cancellation or delay of contracts, the progress of ongoing projects, cost overruns, the Company's sales cycle, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, and the other risk factors set forth in the Company's SEC filings, copies of which are available upon request from the Company's investor relations department. No assurance can be given that the Company will be able to realize the net revenues included in backlog and verbal awards. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities and Use of Proceeds

         In February 2001, the Company acquired AAC Consulting Group, Inc., a regulatory consulting firm based in Rockville, Maryland. Total acquisition costs consisted of approximately $10.8 million in cash and 374,665 shares of the Company's Common Stock.

Item 3.           Defaults upon Senior Securities - Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K -- None

         (a) Exhibits

         (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       KENDLE INTERNATIONAL INC.



                                  By: /s/ Candace Kendle
                                      ------------------
Date: May 15, 2001                      Candace Kendle
                                        Chairman of the Board and Chief
                                        Executive Officer



                                  By: /s/ Timothy M. Mooney
                                      ---------------------
Date: May 15, 2001                      Timothy M. Mooney
                                        Executive Vice President - Chief
                                        Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

              EXHIBITS                                    DESCRIPTION
              --------                                    -----------