Form 10-Q
period 2001-06-30
KENDLE INTERNATIONAL INC
filed 2001-08-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For The Quarterly Period Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For The Transition Period From _________ TO ___________

                      Commission file number  000-23019
                                             -----------

                            KENDLE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Ohio                                             31-1274091
--------------------------------------------------------------------------------
    (State or other jurisdiction                              (IRS Employer
  of incorporation or organization)                         Identification No.)


441 Vine Street, Suite 1200, Cincinnati, Ohio                     45202
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       Zip Code



Registrant's telephone number, including area code        (513) 381-5550
                                                  ------------------------------



--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,346,610 shares of Common Stock, no par value, as of July 31, 2001.

                            KENDLE INTERNATIONAL INC.

                                      INDEX


                                                                                                        Page
                                                                                                        ----
Part I.            Financial Information


         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - June 30, 2001
                           and December 31, 2000                                                           3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended June 30, 2001 and 2000; Six Months
                           Ended June 30, 2001 and 2000                                                    4

                     Condensed Consolidated Statements of Comprehensive Income (Loss) -
                           Three Months Ended June 30, 2001 and 2000; Six
                           Months Ended June 30, 2001 and 2000                                            5

                     Condensed Consolidated Statements of Cash Flows - Six
                           Months Ended June 30, 2001 and 2000                                            6

                     Notes to Condensed Consolidated Financial Statements                                 7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      12

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                            18


Part II.           Other Information                                                                      19

         Item 2.     Changes in Securities and Use of Proceeds                                            19

         Item 4.     Submission of Matters to a Vote of Security Holders                                  19

         Item 6.     Exhibits and Reports on Form 8-K                                                     19


Signatures                                                                                                20

Exhibit Index                                                                                             21

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(in thousands, except share data)                                                         June 30,          December 31,
                                                                                           2001                2000
                                                                                         ---------           ---------
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                           $  14,368           $   6,709
     Available for sale securities                                                          11,494              17,851
     Accounts receivable                                                                    48,424              40,817
     Unreimbursed investigator and project costs                                             5,283               5,426
     Other current assets                                                                    5,505               7,052
                                                                                         ---------           ---------
               Total current assets                                                         85,074              77,855
                                                                                         ---------           ---------
Property and equipment, net                                                                 15,460              15,103
Goodwill, net                                                                               84,438              73,077
Other assets                                                                                11,007              10,484
                                                                                         ---------           ---------
               Total assets                                                              $ 195,979           $ 176,519
                                                                                         =========           =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                                 $     617           $     674
     Amounts outstanding under credit facilities                                            15,035               1,600
     Trade payables                                                                          5,173               5,268
     Advances against investigator and project costs                                         3,484               1,736
     Advance billings                                                                       16,951              16,342
     Other accrued liabilities                                                              10,442              12,839
                                                                                         ---------           ---------
         Total current liabilities                                                          51,702              38,459
                                                                                         ---------           ---------
Obligations under capital leases, less current portion                                         881                 472
Other noncurrent liabilities                                                                 5,635               4,718
                                                                                         ---------           ---------
         Total liabilities                                                                  58,218              43,649
                                                                                         =========           =========

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 12,275,566 and
         11,763,307 shares issued and outstanding at
         June 30, 2001 and December 31, 2000, respectively                                      75                  75
     Additional paid in capital                                                            127,828             122,725
     Retained earnings                                                                      14,256              13,116
     Accumulated other comprehensive income:
         Net unrealized holding gains (losses) on available for sale securities                 29                (117)
         Foreign currency translation adjustment                                            (4,427)             (2,929)
                                                                                         ---------           ---------
               Total accumulated other comprehensive loss                                   (4,398)             (3,046)
                                                                                         ---------           ---------
         Total shareholders' equity                                                        137,761             132,870
                                                                                         ---------           ---------
               Total liabilities and shareholders' equity                                $ 195,979           $ 176,519
                                                                                         =========           =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(in thousands, except per share data)            For the Three Months Ended             For the Six Months Ended
                                                           June 30,                             June 30,
                                                 ---------------------------           ---------------------------
                                                   2001               2000               2001               2000
                                                 --------           --------           --------           --------
Net revenues                                     $ 38,661           $ 30,002           $ 70,914           $ 64,300
                                                 --------           --------           --------           --------

Costs and expenses:
     Direct costs                                  23,895             19,252             43,643             38,689
     Selling, general and
         administrative expenses                   10,722             10,179             20,658             20,842
     Depreciation and amortization                  2,488              1,972              4,800              3,591
     Employee severance and other costs                --              2,980                 --              2,980
                                                 --------           --------           --------           --------

                                                   37,105             34,383             69,101             66,102
                                                 --------           --------           --------           --------

        Income (loss) from operations               1,556             (4,381)             1,813             (1,802)

Other income (expense):
     Interest income                                  263                230                504                473
     Interest expense                                (261)              (138)              (379)              (297)
     Other                                            (42)                33                 38                 74
                                                 --------           --------           --------           --------

Income (loss) before income taxes                   1,516             (4,256)             1,976             (1,552)

Income tax expense (benefit)                          638             (1,680)               836               (632)
                                                 --------           --------           --------           --------

        Net income (loss)                        $    878           $ (2,576)          $  1,140           $   (920)
                                                 ========           ========           ========           ========


Income (loss) per share data:
Basic:
      Net income (loss) per share                $   0.07           $  (0.22)          $   0.09           $  (0.08)
                                                 ========           ========           ========           ========

      Weighted average shares                      12,267             11,699             12,138             11,660

Diluted:
      Net income (loss) per share                $   0.07           $  (0.22)          $   0.09           $  (0.08)
                                                 ========           ========           ========           ========

      Weighted average shares                      12,855             11,699             12,682             11,660




The accompanying notes are an integral part of these condensed consolidated financial statements.

                           KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


(in thousands)                                             For the Three Months Ended           For the Six Months Ended
                                                                   June 30,                              June 30,
                                                           --------------------------           --------------------------
                                                           2001                2000              2001              2000
                                                           -----              -------           -------           -------
Net income (loss)                                          $ 878              $(2,576)          $ 1,140           $  (920)
                                                           -----              -------           -------           -------

Other comprehensive income:

     Foreign currency translation adjustment                (402)                (140)           (1,498)             (934)

     Net unrealized holding gains on
        available for sale securities arising
        during the period, net of tax                          8                   53               120                37
     Reclassification adjustment for holding
        losses included in net income, net of tax                                                    26
                                                           -----              -------           -------           -------
     Net change in unrealized holding gains
        on available for sale securities                       8                   53               146                37
                                                           -----              -------           -------           -------


Comprehensive income (loss)                                $ 484              $(2,663)          $  (212)          $(1,817)
                                                           =====              =======           =======           =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                           KENDLE INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



(in thousands)                                                                     For the Six Months Ended
                                                                                           June 30,
                                                                                  ---------------------------
                                                                                    2001               2000
                                                                                  --------           --------
Net cash provided by operating activities                                         $  4,278           $ 11,638
                                                                                  --------           --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities            23,472
     Purchases of available for sale securities                                    (16,949)
     Acquisitions of property and equipment                                         (2,017)            (2,629)
     Additions to software costs                                                    (1,636)              (999)
     Other investments                                                                  (5)              (697)
     Acquisition of business, less cash acquired                                   (10,789)            (1,757)
     Contingent purchase price paid in connection with prior acquisition            (2,144)            (2,680)
                                                                                  --------           --------
Net cash used in investing activities                                              (10,068)            (8,762)
                                                                                  --------           --------

Cash flows from financing activities:
     Net proceeds (repayments) under credit facilities                              13,606             (2,200)
     Net proceeds (repayments) - book overdraft                                        380             (1,636)
     Proceeds from exercise of stock options                                           235                 18
     Payments on capital lease obligations                                            (450)              (340)
     Other                                                                             (15)
                                                                                  --------           --------
Net cash provided by (used in) financing activities                                 13,756             (4,158)
                                                                                  --------           --------

Effects of exchange rates on cash and cash equivalents                                (307)              (132)

Net increase (decrease) in cash and cash equivalents                                 7,659             (1,414)
Cash and cash equivalents:
     Beginning of period                                                             6,709              5,720
                                                                                  --------           --------
     End of period                                                                $ 14,368           $  4,306
                                                                                  ========           ========

Supplemental schedule of noncash investing and financing activities:
--------------------------------------------------------------------

Issuance of Common Stock in connection with contingent
     purchase price relating to prior acquisition                                 $    796           $  1,040
                                                                                  ========           ========

Acquisition of Businesses:

      Fair value of assets acquired                                               $ 16,474           $  3,117
      Fair value of liabilities assumed                                             (1,812)              (618)
      Stock issued                                                                  (3,873)              (742)
                                                                                  --------           --------

     Net cash payments                                                            $ 10,789           $  1,757
                                                                                  ========           ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                           KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2000 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

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

             The weighted average shares used in computing net income per diluted share have been calculated as follows:

     (in thousands)                              Three Months Ended         Three Months Ended
                                                    June 30, 2001             June 30, 2000
                                                    -------------             -------------
     Weighted average common shares
         outstanding                                   12,267                    11,699
     Stock options                                        588                        --
                                                       ------                    ------
      Weighted average shares                          12,855                    11,699

     (in thousands)                                Six Months Ended          Six Months Ended
                                                    June 30, 2001             June 30, 2000
                                                    -------------             -------------
     Weighted average common shares
         outstanding                                   12,138                    11,660
     Stock options                                        544                        --
                                                       ------                    ------
      Weighted average shares                          12,682                    11,660


             Options to purchase approximately 280,000 and 410,000 shares of common stock were outstanding during the three and six months ended June 30, 2001 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

             Options to purchase approximately 1,300,000 shares of common stock (approximately 400,000 shares of common stock equivalents) were outstanding during the three and six months ended June 30, 2000 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

             In February 2001, the Company acquired AAC Consulting Group, Inc., a full service regulatory consulting firm with offices in Rockville, Maryland. Total acquisition costs consisted of approximately $10.9 million in cash and 374,665 shares of the Company's Common Stock. Of the total shares, 124,888 shares were placed in an escrow account, 38,899 shares to be released in August 2001 and the remainder to be released in February 2002.

             In April 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.2 million in cash and 78,500 shares of the Company's Common Stock. The shares were placed in an escrow account, 67% of which were released in May 2001 and the remainder to be released in April 2002.

             The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of 2000:

     (in thousands)                                     Six Months Ended             Six Months Ended
                                                          June 30, 2001                June 30, 2000
                                                          -------------                -------------
     Net revenues                                           $ 72,794                     $ 69,417

     Net income (loss)                                      $  1,267                     $   (479)

     Net income (loss) per diluted share                    $   0.10                     $  (0.04)

     Weighted average shares                                  12,802                       12,077

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 2000, nor are they necessarily indicative of future operating results.

4.   EMPLOYEE SEVERANCE AND OTHER COSTS:

         In order to bring its cost structure more in line with revenue projections, in the second quarter of 2000 the Company announced a plan to eliminate approximately 125 full-time positions globally. Through June 30, 2001, the Company has eliminated approximately 120 of these positions. In connection with the workforce reduction, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million net of tax) in the second quarter of 2000, consisting primarily of severance, outplacement, other employee benefit costs, and facility related charges. As of June 30, 2001, $1.2 million remains accrued and is reflected in Other Accrued Liabilities in the Company's Balance Sheet. The amounts accrued as employee severance and other costs are detailed as follows:

     (in thousands)                       Employee
                                        Severance and
                                         Outplacement     Facilities     Other          Total
                                         ------------     ----------     -----          -----
     Liability at December 31, 2000          $443           $627          $404          $1,474
     Payments/Write-Offs                       47            141            75             263
                                             ----           ----          ----          ------
     Liability at June 30, 2001              $396           $486          $329          $1,211


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

     (in thousands)                             Contract
                                                Research          Medical
                                                Services       Communications         Total
                                                --------       --------------         -----
     Three Months Ended June 30, 2001
         Net revenues                          $  36,934           $ 1,727          $  38,661
         Net income                                  321               557                878

     Three Months Ended June 30, 2000
         Net revenues                          $  28,696           $ 1,306          $  30,002
         Net income (loss)                        (2,926)              350             (2,576)

     Six Months Ended June 30, 2001
         Net revenues                          $  67,589           $ 3,325          $  70,914
         Net income                                  366               774              1,140

     Six Months Ended June 30, 2000
         Net revenues                          $  61,598           $ 2,702          $  64,300
         Net income (loss)                        (1,658)              738               (920)

     June 30, 2001
         Identifiable Assets                   $ 174,107           $21,872          $ 195,979

6.   DEBT:

             The Company has two Senior Credit Facilities (the Credit Facilities). The Credit Facilities are composed of a $35 million revolving credit loan and a $5 million Multicurrency Facility that is used in connection with the Company's European operations. The $35 million facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. The $5 million facility is composed of a euro overdraft facility up to the equivalent of $3 million and a Sterling overdraft facility up to the equivalent of $2 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At June 30, 2001, $10.0 million was outstanding under the Company's $35 million revolving credit loan and $5.0 million was outstanding under the $5 million Multicurrency Facility. Interest is payable on the $10.0 million outstanding at an average rate of 5.4% and on the $5.0 million at a weighted average rate of 6.0%.

7.   NEW ACCOUNTING PRONOUNCEMENTS:

             In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" that requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted SFAS No. 141, and the adoption did not have an impact on the Company's results of operations or its financial position.

             In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that all intangible assets determined to have an indefinite useful life no longer be amortized, but instead be reviewed at least annually for impairment. The Company will adopt SFAS No. 142 as of January 1, 2002, as required. The adoption of SFAS No. 142 is expected to reduce goodwill amortization expense by approximately $3.2 million annually ($2.5 million on an after-tax basis), and result in additional earnings per share of approximately $0.20. The Company has not assessed the impact of any impairment under the new tests prescribed by the standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and six months ended June 30, 2001 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

         Kendle International Inc. ("the Company") is an international contract research organization (CRO) that provides integrated clinical research services including clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consultation, including current Good Manufacturing Practice compliance and validation services, on a contract basis to the pharmaceutical and biotechnology industries. Kendle also provides organizational, meeting management, and publication services to professional associations and pharmaceutical companies through its subsidiary, Health Care Communications Inc. (HCC). The Company is managed through two reportable segments, the contract research services group and the medical communications group. The medical communications group includes only HCC.

         The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A portion of the contract fee is typically required to be paid at the time the contract is entered into and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators. Such costs, which are reimbursable by its customers, are generally excluded from direct costs and net revenues. In certain contracts, however, these costs are fixed by the contract terms. In these instances, the Company recognizes these costs as direct costs with corresponding net revenues.

         Direct costs consist of compensation and related fringe benefits for project-related associates, unreimbursed project-related costs and indirect costs including facilities, information systems and other costs. Selling, general and administrative expenses consist of compensation and related fringe benefits for sales and administrative associates and professional services, as well as unallocated costs related to facilities, information systems and other costs.

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

ACQUISITIONS

         In February 2001, the Company acquired AAC Consulting Group, Inc., a regulatory consulting firm based in Rockville, Maryland. Total acquisition costs consisted of approximately $10.9 million in cash and 374,665 shares of the Company's Common Stock.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Net revenues increased to $38.7 million for the three months ended June 30, 2001 from $30.0 million for the three months ended June 30, 2000. The 29% increase in net revenues was composed of growth from acquisitions of 13% and growth in organic revenues of 16%. The growth in organic revenues is primarily attributable to the increased level of clinical development activity in the second quarter of 2001. Revenue in the second quarter of 2001 was negatively impacted by approximately $1.0 million due to the effect of foreign currency fluctuations related to the strengthening of the US dollar. In the second quarter of 2001, approximately 68% of the Company's net revenues were derived from North American operations, 30% from European operations, and 2% from Asian-Pacific operations, compared to 60%, 38%, and 2%, respectively, in the second quarter of 2000. The top five customers based on revenues accounted for approximately 46% of total second quarter 2001 net revenues. Net revenues from Pfizer Inc. and GlaxoSmithKline plc accounted for approximately 12% and 10%, respectively, of total second quarter 2001 net revenues.

         Direct costs increased by $4.6 million, or 24%, from $19.3 million for the three months ended June 30, 2000 to $23.9 million for the three months ended June 30, 2001. The 24% increase in direct costs is composed of a 17% increase in organic direct costs and a 7% increase in direct costs due to the impact of acquisitions. The increase in organic direct costs is primarily a result of an increase in project-related costs that are fixed by contract terms and have therefore been recorded as direct costs. These amounts were also recorded as net revenues, producing a zero profit margin. Direct costs expressed as a percentage of net revenues were 61.8% for the three months ended June 30, 2001 compared to 64.2% for the three months ended June 30, 2000. The decrease in these costs as a percentage of revenue in the second quarter of 2001 is due to a higher revenue base in the second quarter of 2001 to absorb direct costs.

         Selling, general and administrative expenses increased by $0.5 million, or 5%, from $10.2 million for the three months ended June 30, 2000 to $10.7 million for the three months ended June 30, 2001. The 5% increase in selling, general and administrative expenses is composed of a 1% decline in organic SG&A costs offset by a 6% increase in SG&A costs due to the impact of acquisitions. Selling, general and administrative expenses expressed as a percentage of net revenues were 28% for the three months ended June 30, 2001 compared to 34% for the corresponding 2000 period. The decrease in these costs, both in total dollars and as a percentage of net revenues, is primarily due to cost savings and efficiencies realized from the workforce reduction program that was implemented in the second quarter of 2000.

         Depreciation and amortization expense increased $0.5 million or 26%, from $2.0 million for the three months ended June 30, 2000 to $2.5 million for the three months ended June 30,

2001. The increase is due to amortization of goodwill as a result of the Company's acquisitions and increased depreciation expense as a result of the Company's capital expenditures.

         In the second quarter of 2000, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million net of tax) for employee severance and other costs associated with the workforce reduction program. Inclusive of the $1.8 million after tax charge relating to the workforce reduction program, the net loss for the second quarter of 2000 was $2.6 million compared to net income of $878,000 for the corresponding period of 2001. Excluding the effect of this charge, the net loss would have been $800,000 for the second quarter of 2000.

         The Company's effective tax rate was 42.1% for the three months ended June 30, 2001 as compared to 39.5% for the three months ended June 30, 2000. The increase in the effective tax rate is primarily due to the larger impact of non-deductible goodwill amortization in 2001 and increased investment in taxable rather than tax-exempt securities in 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Net revenues increased to $70.9 million for the six months ended June 30, 2001 from $64.3 million for the six months ended June 30, 2000. The 10% increase in net revenues was composed of organic growth of 3% and growth from acquisitions of 7%. Revenue in the first six months of 2001 was negatively impacted by approximately $2.1 million due to the effect of foreign currency fluctuations related to the strengthening of the US dollar. Approximately 67% of the Company's six months ended June 30, 2001 net revenues were derived from North American operations, 31% from European operations, and 2% from Asian-Pacific operations, compared to 63%, 36%, and 1%, respectively, in the first six months of 2000. The top five customers based on revenues accounted for approximately 44% of total six month 2001 net revenues. Net revenues from Pfizer Inc. accounted for approximately 13% of total six month 2001 net revenues.

         Direct costs increased by $4.9 million, or 13%, from $38.7 million for the six months ended June 30, 2000 to $43.6 million for the six months ended June 30, 2001. The 13% increase in direct costs is composed of a 7% increase in organic direct costs and a 6% increase in direct costs due to the impact of acquisitions. The increase in organic direct costs is primarily a result of an increase in project-related costs that are fixed by contract terms and have therefore been recorded as direct costs. These amounts were also recorded as net revenues, producing a zero profit margin. Direct costs expressed as a percentage of net revenues were 61.5% for the six months ended June 30, 2001 compared to 60.2% for the six months ended June 30, 2000.

         Selling, general and administrative expenses decreased by $0.1 million, or 1%, from $20.8 million for the six months ended June 30, 2000 to $20.7 million for the six months ended June 30, 2001. The 1% decrease in selling, general and administrative expenses is composed of a 6% decline in organic SG&A costs offset by a 5% increase in SG&A costs due to the impact of acquisitions. Selling, general and administrative expenses expressed as a percentage of net revenues decreased to 29% for the six months ended June 30, 2001 from 32% for the six months ended June 30, 2000. The decrease in these costs, both in total dollars and as a percentage of net revenues, is primarily due to cost savings and efficiencies realized from the workforce reduction program that was implemented in the second quarter of 2000.

         Depreciation and amortization expense increased $1.2 million, or 34%, from $3.6 million for the six months ended June 30, 2000 to $4.8 million for the six months ended June 30, 2001. The increase is due to amortization of goodwill as a result of the Company's acquisitions and increased depreciation expense as a result of the Company's capital expenditures.

         Net income for the six months ended June 30, 2001 was $1.1 million compared to a net loss for the six months ended June 30, 2000 of $920,000, inclusive of the $1.8 million after tax charge relating to the workforce reduction program. Excluding the effect of this charge, net income would have been $900,000 for the six months of 2000.

         The Company's effective tax rate was 42.3% for the six months ended June 30, 2001 as compared to 40.7% for the six months ended June 30, 2000. The increase in the effective tax rate is primarily due to the larger impact of non-deductible goodwill amortization in 2001 and increased investment in taxable rather than tax-exempt securities in 2001.

SEGMENT INFORMATION

         The Company is managed through two reportable segments, the contract research services group and the medical communications group. The medical communications group includes only HCC. Overhead costs are included in the contract research services group and have not been allocated. Net revenues from the contract research services group increased to $36.9 million for the second quarter of 2001 from $28.7 million for the second quarter of 2000. Net revenues from the medical communications group increased to $1.7 million for the second quarter of 2001 compared to $1.3 million for the second quarter of 2000. Net income from the contract research services group was $0.3 million for the second quarter of 2001 compared to a net loss of $2.9 million for the second quarter of 2000. Net income from the medical communications group increased to $0.6 million in the quarter ended June 30, 2001 compared to $0.4 million for the corresponding period of 2000.

         Net revenues from the contract research services group and medical communications group were $67.6 million and $3.3 million, respectively, for the six months ended June 30, 2001 compared to $61.6 million and $2.7 million, respectively, for the six months ended June 30, 2000. Net income from the contract research services group and the medical communications group was $0.4 million and $0.8 million, respectively, for the six months ended June 30, 2001 compared to a net loss of $1.7 million and net income of $0.7 million, respectively, for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $7.7 million for the six months ended June 30, 2001 primarily as a result of cash provided by operating and financing activities of $4.3 million and $13.8 million, respectively, offset by cash used in investing activities of $10.1 million. Net cash provided by operating activities primarily resulted from net income adjusted for non-cash activity and an increase in advances of investigator and projects costs offset by an increase in accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

         Investing activities for the six months ended June 30, 2001 consisted primarily of costs related to the Company's acquisition of $10.8 million, capital expenditures of approximately $3.7 million, and cash paid for contingent purchase price of $2.1 million offset by net proceeds from sales and purchases of available for sale securities of $6.5 million.

         Financing activities for the six months ended June 30, 2001 consisted primarily of net borrowings under the Company's credit facilities of $13.6 million.

         The Company had available for sale securities totaling $11.5 million at June 30, 2001.

         The Company has two Senior Credit Facilities (the Credit Facilities). The Credit Facilities are composed of a $35 million revolving credit loan that expires in October 2003 and a $5 million Multicurrency Facility that is renewable annually that will be used in connection with the Company's European operations. The $35 million facility bears interest at a rate equal to either
(a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. The $5 million facility is composed of a euro overdraft facility up to the equivalent of $3 million and a Sterling overdraft facility up to the equivalent of $2 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At June 30, 2001, $10.0 million was outstanding under the Company's $35 million revolving credit loan and $5.0 million was outstanding under the $5 million Multicurrency Facility. Interest is payable on the $10.0 million outstanding at an average rate of 5.4% and on the $5.0 million at a weighted average rate of 6.0%.

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

MARKET RISK

Interest Rates

         The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under its Credit Facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At June 30, 2001, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.1 million. The Company is also exposed to interest rate changes on its variable rate borrowings. Based on the Company's June 30, 2001 amounts outstanding under Credit Facilities, a one percent change in the weighted average interest rate would change the Company's annual interest expense by approximately $150,000.

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

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were $(4.4) million at June 30, 2001 compared to $(2.9) million at December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" that requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted SFAS No. 141, and the adoption did not have an impact on the Company's results of operations or its financial position.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that all intangible assets determined to have an indefinite useful life no longer be amortized, but instead be reviewed at least annually for impairment. The Company will adopt SFAS No. 142 as of January 1, 2002, as required. The adoption of SFAS No. 142 is expected to reduce goodwill amortization expense by approximately $3.2 million annually ($2.5 million on an after-tax basis), and result in additional earnings per share of approximately $0.20. The Company has not assessed the impact of any impairment under the new test prescribed by the standard.

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

See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds

         In April 2001 the Company paid $0.8 million in cash and issued 84,450 shares of the Company's Common Stock to the former Shareholders of HCC relating to the earnout provisions contained in the HCC Asset Purchase Agreement.

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held May 17, 2001. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Philip E. Beekman, Christopher C. Bergen, Robert Buck, Timothy M. Mooney, and Charles A. Sanders. Shares were voted as follows: Candace Kendle (FOR: 9,592,573 AGAINST: 668,450), Philip E. Beekman (FOR: 10,106,383 AGAINST: 154,640), Christopher C. Bergen (FOR:
9,594,798 AGAINST: 666,225), Robert R. Buck (FOR: 10,106,138 AGAINST: 154,885),
Timothy M. Mooney (FOR: 9,594,748 AGAINST: 666,275), and Charles A. Sanders (FOR: 10,106,583 AGAINST: 154,440).

         In addition, the Shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the calendar year 2001. In connection with such ratification, 10,254,696 shares were voted for ratification, 3,627 shares cast against, and 2,700 shares cast to abstain.

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



                                                     KENDLE INTERNATIONAL INC.



                                                 By: /s/ Candace Kendle
                                                     ---------------------------
Date: August 14, 2001                                Candace Kendle
                                                     Chairman of the Board and
                                                     Chief Executive Officer



                                                 By: /s/ Timothy M. Mooney
                                                     ---------------------------
Date: August 14, 2001                                Timothy M. Mooney
                                                     Executive Vice President -
                                                     Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

             Exhibits                                    Description
             --------                                    -----------