Form 10-Q
period 2001-09-30
KENDLE INTERNATIONAL INC
filed 2001-11-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________ TO ___________

                      Commission file number   000-23019
                                             --------------

                            KENDLE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                            31-1274091
-------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


441 Vine Street, Suite 1200, Cincinnati, Ohio                     45202
-------------------------------------------------------------------------------
       (Address of principal executive offices)                  Zip Code



Registrant's telephone number, including area code         (513) 381-5550
                                                    ---------------------------



-------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,373,082 shares of Common Stock, no par value, as of October 31, 2001.

                            KENDLE INTERNATIONAL INC.

                                      INDEX
                                                                                        Page
                                                                                        ----
Part I.     Financial Information

     Item 1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 2001
                    and December 31, 2000                                                  3

              Condensed Consolidated Statements of Operations - Three
                    Months Ended September 30, 2001 and 2000; Nine Months
                    Ended September 30, 2001 and 2000                                      4

              Condensed Consolidated Statements of Comprehensive Income (Loss) -
                    Three Months Ended September 30, 2001 and 2000; Nine
                    Months Ended September 30, 2001 and 2000                               5

              Condensed Consolidated Statements of Cash Flows - Nine
                    Months Ended September 30, 2001 and 2000                               6

              Notes to Condensed Consolidated Financial Statements                         7

    Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                    12

    Item 3.   Quantitative and Qualitative Disclosure About Market Risk                   19


Part II.     Other Information                                                            20

    Item 2.   Changes in Securities and Use of Proceeds                                   20

    Item 4.   Submission of Matters to a Vote of Security Holders                         20

    Item 6.   Exhibits and Reports on Form 8-K                                            20


Signatures                                                                                21

Exhibit Index                                                                             22

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                   September 30,  December 31,
                                                                                        2001         2000
                                                                                    ---------      ---------
                                                                                  (unaudited)       (note 1)
                                          ASSETS
Current assets:
     Cash and cash equivalents                                                      $   5,726      $   6,709
     Available for sale securities                                                     18,607         17,851
     Accounts receivable                                                               49,608         40,817
     Unreimbursed investigator and project costs                                        5,797          5,426
     Other current assets                                                               5,237          7,052
                                                                                    ---------      ---------
               Total current assets                                                    84,975         77,855
                                                                                    ---------      ---------
Property and equipment, net                                                            15,842         15,103
Goodwill, net                                                                          84,092         73,077
Other assets                                                                           11,116         10,484
                                                                                    ---------      ---------
               Total assets                                                         $ 196,025      $ 176,519
                                                                                    =========      =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of obligations under capital leases                            $     555      $     674
     Amounts outstanding under credit facilities                                       16,079          1,600
     Trade payables                                                                     4,759          5,268
     Advances against investigator and project costs                                    2,490          1,736
     Advance billings                                                                  13,679         16,342
     Other accrued liabilities                                                         11,286         12,839
                                                                                    ---------      ---------
         Total current liabilities                                                     48,848         38,459
                                                                                    ---------      ---------
Obligations under capital leases, less current portion                                    909            472
Other noncurrent liabilities                                                            5,870          4,718
                                                                                    ---------      ---------
         Total liabilities                                                             55,627         43,649
                                                                                    ---------      ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized;
         12,379,822 and 11,763,307 shares issued and 12,362,542 and 11,763,307
         outstanding at September 30, 2001 and December 31, 2000, respectively             75             75
     Additional paid in capital                                                       128,686        122,725
     Retained earnings                                                                 15,429         13,116
     Accumulated other comprehensive income:
         Net unrealized holding gains (losses) on available for sale securities            42           (117)
         Foreign currency translation adjustment                                       (3,484)        (2,929)
                                                                                    ---------      ---------
               Total accumulated other comprehensive loss                              (3,442)        (3,046)
     Less: Cost of common stock held in treasury, 17,280 and 0 shares at
        September 30, 2001 and December 31, 2000, respectively                           (350)          --
                                                                                    ---------      ---------
         Total shareholders' equity                                                   140,398        132,870
                                                                                    ---------      ---------
               Total liabilities and shareholders' equity                           $ 196,025      $ 176,519
                                                                                    =========      =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(in thousands, except per share data)                       For the Three Months Ended    For the Nine Months Ended
                                                                   September 30,                 September 30,
                                                             ------------------------      ------------------------
                                                                2001           2000           2001          2000
                                                             ---------      ---------      ---------      ---------
Net revenues                                                 $  39,439      $  27,153      $ 110,353      $  91,453
                                                             ---------      ---------      ---------      ---------

Costs and expenses:
     Direct costs                                               23,641         16,851         67,284         55,540
     Selling, general and
         administrative expenses                                11,350          9,536         32,008         30,378
     Depreciation and amortization                               2,535          2,158          7,335          5,749
     Employee severance and other costs                           --             --             --            2,980
                                                             ---------      ---------      ---------      ---------

                                                                37,526         28,545        106,627         94,647
                                                             ---------      ---------      ---------      ---------

        Income (loss) from operations                            1,913         (1,392)         3,726         (3,194)

Other income (expense):
     Interest income                                               217            275            721            748
     Interest expense                                             (238)          (179)          (617)          (476)
     Other                                                         215            (88)           253            (14)
                                                             ---------      ---------      ---------      ---------

Income (loss) before income taxes                                2,107         (1,384)         4,083         (2,936)

Income tax expense (benefit)                                       934           (540)         1,770         (1,172)
                                                             ---------      ---------      ---------      ---------

        Net income (loss)                                    $   1,173      $    (844)     $   2,313      $  (1,764)
                                                             =========      =========      =========      =========


Income (loss) per share data:
Basic:
      Net income (loss) per share                            $    0.09      $   (0.07)     $    0.19      $   (0.15)
                                                             =========      =========      =========      =========

      Weighted average shares                                   12,350         11,751         12,210         11,691

Diluted:
      Net income (loss) per share                            $    0.09      $   (0.07)     $    0.18      $   (0.15)
                                                             =========      =========      =========      =========

      Weighted average shares                                   13,044         11,751         12,803         11,691

The accompanying notes are an integral part of these condensed consolidated financial statements

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

  (in thousands)                                            For the Three Months Ended   For the Nine Months Ended
                                                                  September 30,                September 30,
                                                            --------------------------- ---------------------------
                                                                 2001         2000          2001          2000
                                                               -------      -------        -------      -------

  Net income (loss)                                            $ 1,173      $  (844)       $ 2,313      $(1,764)
                                                               -------      -------        -------      -------

  Other comprehensive income:

       Foreign currency translation adjustment                     943       (1,147)          (555)      (2,081)

       Net unrealized holding gains on
          available for sale securities arising
          during the period, net of tax                             34           84            154          121
       Reclassification adjustment for holding
         (gains) losses included in net income, net of tax         (21)          33              5           33
                                                               -------      -------        -------      -------
       Net change in unrealized holding gains
          on available for sale securities                          13          117            159          154
                                                               -------      -------        -------      -------


  Comprehensive income (loss)                                  $ 2,129      $(1,874)       $ 1,917      $(3,691)
                                                               =======      =======        =======      =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(in thousands)                                                               For the Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               2001           2000
                                                                             --------      --------

Net cash provided by operating activities                                    $  3,670      $ 15,188
                                                                             --------      --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities       34,276         2,100
     Purchases of available for sale securities                               (34,824)         --
     Acquisitions of property and equipment                                    (3,173)       (3,715)
     Additions to software costs                                               (2,356)       (1,567)
     Other investments                                                             (5)         (732)
     Acquisition of business, less cash acquired                              (10,789)       (1,812)
     Contingent purchase price paid in connection with prior acquisition       (2,144)       (2,680)
                                                                             --------      --------
Net cash used in investing activities                                         (19,015)       (8,406)
                                                                             --------      --------

Cash flows from financing activities:
     Net proceeds (repayments) under credit facilities                         14,450        (4,300)
     Net proceeds (repayments) - book overdraft                                   393        (1,420)
     Proceeds from exercise of stock options                                      458            20
     Payments on capital lease obligations                                       (667)         (561)
     Other                                                                        (14)         --
                                                                             --------      --------
Net cash provided by (used in) financing activities                            14,620        (6,261)
                                                                             --------      --------

Effects of exchange rates on cash and cash equivalents                           (258)         (336)

Net increase (decrease) in cash and cash equivalents                             (983)          185
Cash and cash equivalents:
     Beginning of period                                                        6,709         5,720
                                                                             --------      --------
     End of period                                                           $  5,726      $  5,905
                                                                             ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock in connection with contingent
     purchase price relating to prior acquisition                            $    796      $  1,040
                                                                             ========      ========

Issuance of Common Stock in connection with Employee
     Stock Purchase Plan                                                     $    388      $    313
                                                                             ========      ========

Acquisition of Businesses:

      Fair value of assets acquired                                          $ 16,474      $  3,172
      Fair value of liabilities assumed                                        (1,812)         (618)
      Common Stock issued                                                      (3,873)         (742)
                                                                             --------      --------

     Net cash payments                                                       $ 10,789      $  1,812
                                                                             ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.        BASIS OF PRESENTATION:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2000 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

          The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.       NET INCOME PER SHARE DATA:

          Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

          The weighted average shares used in computing net income per diluted share have been calculated as follows:

     (in thousands)                               Three Months Ended     Three Months Ended
                                                  September 30, 2001     September 30, 2000
                                                  ------------------     -------------------
Weighted average common shares
    outstanding                                          12,350              11,751
Stock options                                               663                --
Contingently issuable shares                                 31                --

                                                         ------              ------
 Weighted average shares                                 13,044              11,751

     (in thousands)                                Nine Months Ended     Nine Months Ended
                                                   September 30, 2001    September 30, 2000
                                                        ----------       ------------------
Weighted average common shares
    outstanding                                          12,210               11,691
Stock options                                               583
Contingently issuable shares                                 10                  --
                                                         ------               ------
 Weighted average shares                                 12,803               11,691


          Options to purchase approximately 581,000 and 712,000 shares of common stock were outstanding during the three and nine months ended September 30, 2001 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

          In February 2001, the Company acquired AAC Consulting Group, Inc., a full service regulatory consulting firm with offices in Rockville, Maryland. Total acquisition costs consisted of approximately $10.9 million in cash and 374,665 shares of the Company's Common Stock. Of the total shares, 124,888 shares were placed in an escrow account, 38,899 of which were released in August 2001 and the remainder to be released in February 2002.

          In April 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.2 million in cash and 78,500 shares of the Company's Common Stock. The shares were placed in an escrow account, 52,595 of which were released in May 2001 and the remainder to be released in April 2002.

          The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of 2000:

     (in thousands)                           Nine Months Ended      Nine Months Ended
                                              September 30, 2001     September 30, 2000
                                             -----------------       --------------------
Net revenues                                      $ 112,233           $  99,658

Net income (loss)                                 $   2,440           $  (1,498)

Net income (loss) per diluted share               $    0.19           $   (0.12)

Weighted average shares                              13,164              12,108

          The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 2000, nor are they necessarily indicative of future operating results.

4.       EMPLOYEE SEVERANCE AND OTHER COSTS:

          In order to bring its cost structure more in line with revenue projections, in the second quarter of 2000 the Company announced a plan to eliminate approximately 125 full-time positions globally. Through September 30, 2001, the Company has eliminated approximately 120 of these positions. In connection with the workforce reduction, the Company recorded a pre-tax charge of approximately $3.0 million ($1.8 million net of tax) in the second quarter of 2000, consisting primarily of severance, outplacement, other employee benefit costs and facility related charges. As of September 30, 2001, $1.1 million remains accrued and is reflected in Other Accrued Liabilities in the Company's Balance Sheet. The amounts accrued as employee severance and other costs are detailed as follows:

   (in thousands)                               Employee
                                              Severance and
                                              Outplacement         Facilities       Other       Total
                                             -------------------- --------------- --------- -------------
       Liability at December 31, 2000                 $   443          $ 627        $ 404       $ 1,474

       Payments/Write-Offs                                 47            187           96           330
                                             -------------------- -------------- --------- -------------
       Liability at September 30, 2001                $   396           $440        $ 308       $ 1,144


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

  (in thousands)                               Contract
                                               Research           Medical
                                               Services        Communications       Total
                                              ---------          ---------         ---------
Three Months Ended September 30, 2001
    Net revenues                              $  37,955          $   1,484         $  39,439
    Net income                                      733                440             1,173


Three Months Ended September 30, 2000
     Net revenues                             $  25,517          $   1,636         $  27,153
     Net income (loss)                           (1,346)               502              (844)

Nine Months Ended September 30, 2001
    Net revenues                              $ 105,544          $   4,809         $ 110,353
    Net income                                    1,099              1,214             2,313

Nine Months Ended September 30, 2000
    Net revenues                              $  87,115          $   4,338         $  91,453
    Net income (loss)                            (3,004)             1,240            (1,764)

September 30, 2001
   Identifiable Assets                        $ 172,025          $  24,000         $ 196,025

6.       DEBT:

          The Company has two Senior Credit Facilities (the Credit Facilities). The Credit Facilities are composed of a $35.0 million revolving credit loan and a $5.0 million Multicurrency Facility that is used in connection with the Company's European operations. The $35.0 million facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. The $5.0 million facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At September 30, 2001, $11.2 million was outstanding under the Company's $35 million revolving credit loan and $4.9 million was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the $11.2 million outstanding at a weighted average rate of 4.8% and on the $4.9 million at a weighted average rate of 5.3%.

7.       NEW ACCOUNTING PRONOUNCEMENTS:

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" that requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted SFAS No. 141 and the adoption did not have an impact on the Company's results of operations or its financial position.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that all intangible assets determined to have an indefinite useful life no longer be amortized but instead be reviewed at least annually for impairment. The Company will adopt SFAS No. 142 as of January 1, 2002, as required. The adoption of SFAS No. 142 is expected to reduce goodwill amortization expense by approximately $3.2 million annually ($2.5 million on an after-tax basis), and result in additional earnings per share of approximately $0.20. The Company is in the process of assessing the impact of any impairment under the new tests prescribed by the standard.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the provisions of this standard to determine any impact on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and nine months ended September 30, 2001 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

     Kendle International Inc. ("the Company") is an international contract research organization (CRO) that provides integrated clinical research services including clinical trial management, clinical data management, statistical analysis, medical writing, and regulatory consultation, including current Good Manufacturing Practice compliance and validation services, on a contract basis to the pharmaceutical and biotechnology industries. Kendle also provides organizational, meeting management and publication services to professional associations and pharmaceutical companies through its subsidiary, Health Care Communications Inc. (HCC). The Company is managed through two reportable segments, the contract research services group and the medical communications group. The medical communications group includes only HCC.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net revenues increased by 45% in the third quarter of 2001 compared to the third quarter of 2000. The increase in net revenues was composed of growth from acquisitions of 10% and growth in organic revenues of 35%. The growth in organic revenues is primarily attributable to the increased level of clinical development activity in 2001. Revenue in the third quarter of 2001 was negatively impacted by approximately $281,000 compared to the same period in 2000 due to the effect of foreign currency fluctuations related to the strengthening of the U.S. dollar. By geographic region, North America accounted for approximately 71% of net revenues during the quarter, Europe 27% and Asia-Pacific 2%, compared to 63%, 35%, and 2%, respectively, in the third quarter of 2000. The top five customers based on net revenues contributed approximately 47% of net revenues during the quarter. Net revenues from Pharmacia Inc. and Pfizer Inc. accounted for approximately 14% and 11%, respectively, of total third quarter 2001 net revenues.

     Direct costs increased by 40% from the third quarter of 2000 to the third quarter 2001. The 40% increase in direct costs is composed of a 31% increase in organic direct costs and a 9% increase in direct costs due to the impact of acquisitions. The increase in organic direct costs is primarily a result of an increase in certain project-related costs. These project-related costs are normally billed back to the customer as a "pass-through" expense and are excluded from costs and revenues. However, in a small number of the Company's contracts, these costs are fixed by the contract terms and have been recorded as direct costs and net revenues, producing a zero profit margin. Direct costs expressed as a percentage of net revenues were 59.9% for the three months ended September 30, 2001 compared to 62.1% for the three months ended September 30, 2000. The decrease in these costs as a percentage of net revenues is due to a higher level of revenue per billable employee resulting from increased utilization of billable employees.

     Selling, general and administrative expenses increased by 19% in the third quarter of 2001 compared to 2000. The 19% increase in selling, general and administrative expenses is composed of a 13% increase in organic SG&A costs and a 6% increase in SG&A costs due to the impact of acquisitions. The increase in organic SG&A costs is primarily due to increased employee-related costs such as accrued bonus, recruiting costs and other employee costs incurred to support the larger revenue base. Selling, general and administrative expenses expressed as a percentage of net revenues were 28.8% for the three months ended September 30, 2001 compared to 35.1% for the corresponding 2000 period. The decrease in these costs as a percentage of net revenues is primarily due to efficiencies realized from the workforce reduction program that was implemented in the second quarter of 2000.

     Depreciation and amortization expense increased by 17% in the third quarter of 2001 compared to the third quarter of 2000. The increase is due to increased amortization of goodwill as a result of the Company's acquisitions and increased depreciation expense as a result of the Company's capital expenditures.

     Net income for the third quarter of 2001 was $1.2 million compared to a net loss of $844,000 for the corresponding period of 2000.

     The Company's effective tax rate was 44.3% for the three months ended September 30, 2001 as compared to 39.0% for the three months ended September 30, 2000. The increase in the effective tax rate is primarily due to the larger impact of non-deductible goodwill amortization in 2001 and increased investment in taxable rather than tax-exempt securities in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net revenues increased by 21% in the first nine months of 2001 compared to the same period of 2000. The 21% increase in net revenues was composed of organic growth of 12% and growth from acquisitions of 9%. The growth in organic revenues is primarily attributable to the increased level of clinical development activity in 2001. Revenue in the first nine months of 2001 was negatively impacted by approximately $2.4 million due to the effect of foreign currency fluctuations related to the strengthening of the U.S. dollar. By geographic region, North America accounted for approximately 69% of the Company's nine months ended September 30, 2001 net revenues, Europe 29% and Asia-Pacific 2%, compared to 63%, 36%, and 1%, respectively, in the first nine months of 2000. The top five customers based on net revenues accounted for approximately 45% of total nine month 2001 net revenues. Net revenues from Pfizer Inc. and Pharmacia Inc. accounted for approximately 12% and 11%, respectively, of total nine month 2001 net revenues.

     Direct costs increased by 21% for the nine months ended September 30, 2001 compared to the corresponding period in 2000. The 21% increase in direct costs is composed of a 15% increase in organic direct costs and a 6% increase in direct costs due to the impact of acquisitions. The increase in organic direct costs is primarily a result of an increase in certain project-related costs. These project-related costs are normally billed back to the customer as a "pass-through" expense and are excluded from costs and revenues. However, in a small number of the Company's contracts, these costs are fixed by the contract terms and have been recorded as direct costs and net revenues, producing a zero profit margin. Direct costs expressed as a percentage of net revenues were 61.0% for the nine months ended September 30, 2001 compared to 60.7% for the nine months ended September 30, 2000.

     Selling, general and administrative expenses increased by 5% in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The 5% increase in SG&A expenses is composed almost entirely of an increase in costs due to the impact of acquired companies. Selling, general and administrative expenses expressed as a percentage of net revenues decreased to 29% for the nine months ended September 30, 2001 from 33% for the nine months ended September 30, 2000. The decrease in these costs as a percentage of net revenues is primarily due to efficiencies realized from the workforce reduction program that was implemented in the second quarter of 2000.

     Depreciation and amortization expense increased by 28% in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase is due to increased amortization of goodwill as a result of the Company's acquisitions and increased depreciation expense as a result of the Company's capital expenditures.

     Net income for the nine months ended September 30, 2001 was $2.3 million compared to a net loss for the nine months ended September 30, 2000 of $1.8 million, inclusive of the $1.8 million after tax charge relating to the workforce reduction program. Excluding the effect of this charge, net income would have been approximately $56,000 for the nine months of 2000.

     The Company's effective tax rate was 43.4% for the nine months ended September 30, 2001 as compared to 39.9% for the nine months ended September 30, 2000. The increase in the effective tax rate is primarily due to the larger impact of non-deductible goodwill amortization in 2001 and increased investment in taxable rather than tax-exempt securities in 2001

SEGMENT INFORMATION

     The Company is managed through two reportable segments, the contract research services group and the medical communications group. The medical communications group includes only HCC. Overhead costs are included in the contract research services group and have not been allocated.

     Net revenues from the contract research services group increased to $37.9 million for the third quarter of 2001 from $25.6 million for the third quarter of 2000. Net income from the contract research services group was $0.7 million for the third quarter of 2001 compared to a net loss of $1.3 million for the third quarter of 2000.

     Net revenues from the medical communications group decreased to $1.5 million for the third quarter of 2001 compared to $1.6 million for the third quarter of 2000. Net income from the medical communications group decreased to $0.4 million in the quarter ended September 30, 2001 compared to $0.5 million for the corresponding period of 2000. Net revenues and profitability vary according to the mix of contracts and the timing of work completed in the medical communications group.

     Net revenues from the contract research services group increased to $105.6 million for the nine months ended September 30, 2001 compared to $87.2 million for the nine months ended September 30, 2000. Net income from the contract research services group was $1.1 million for the nine months ended September 30, 2001 compared to a net loss of $3.0 million for the nine months ended September 30, 2000.

     Net revenues from the medical communications group increased to $4.8 million for the nine months ended September 30, 2001 compared to $4.3 million for the corresponding period in 2000. Net income from the medical communications group was $1.2 million for each period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $1.0 million for the nine months ended September 30, 2001 primarily as a result of cash provided by operating and financing activities of $3.7 million and $14.6 million, respectively, offset by cash used in investing activities of $19.0 million. Net cash provided by operating activities primarily resulted from net income adjusted for non-cash activity offset by an increase in accounts receivable and a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract.

     Investing activities for the nine months ended September 30, 2001 consisted primarily of costs incurred related to the Company's acquisition of $10.8 million, net of cash acquired, capital expenditures of approximately $5.5 million, and cash paid for contingent purchase price of $2.1 million.

     Financing activities for the nine months ended September 30, 2001 consisted primarily of net borrowings of $14.5 million under the Company's credit facilities.

     The Company had available for sale securities totaling $18.6 million at September 30, 2001.

     The Company has two Senior Credit Facilities (the Credit Facilities). The Credit Facilities are composed of a $35.0 million revolving credit loan that expires in October 2003 and a $5.0 million Multicurrency Facility that is renewable annually that is used in connection with the Company's European operations. The $35.0 million facility bears interest at a rate equal to either
(a) LIBOR plus the Applicable Margin (as defined) or (b) the higher of the Bank's prime rate or the Federal Funds rate plus 0.50%, plus the Applicable Margin. The $5.0 million facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios as well as minimum net worth levels. At September 30, 2001, $11.2 million was outstanding under the Company's $35 million revolving credit loan and $4.9 million was outstanding under the $5 million Multicurrency Facility. Interest is payable on the $11.2 million outstanding at a weighted average rate of 4.8% and on the $4.9 million at a weighted average rate of 5.3%.

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

MARKET RISK

Interest Rates

     The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under its Credit Facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At September 30, 2001, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.9 million. The Company is also exposed to interest rate changes on its variable rate borrowings. Based on the Company's September 30, 2001 amounts outstanding under Credit Facilities, a one percent change in the weighted average interest rate would change the Company's annual interest expense by approximately $160,000.

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

     The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were $(3.5) million at September 30, 2001 compared to $(2.9) million at December 31, 2000.

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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that all intangible assets determined to have an indefinite useful life no longer be amortized, but instead be reviewed at least annually for impairment. The Company will adopt SFAS No. 142 as of January 1, 2002, as required. The adoption of SFAS No. 142 is expected to reduce goodwill amortization expense by approximately $3.2 million annually ($2.5 million on an after-tax basis), and result in additional earnings per share of approximately $0.20. The Company is in the process of assessing the impact of any impairment under the new test prescribed by the standard.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the provisions of this standard to determine any impact on the Company's results of operations or its financial position.

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

See Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

                                           KENDLE INTERNATIONAL INC.



                                 By: /s/ Candace Kendle
                                     -----------------------------------
Date: November 14, 2001                  Candace Kendle
                                         Chairman of the Board and Chief
                                         Executive Officer



                                 By: /s/ Timothy M. Mooney
                                      -------------------------------
Date: November 14, 2001                 Timothy M. Mooney
                                        Executive Vice President -
                                        Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

             Exhibits                                    Description
             --------                                    -----------