Form 10-K
period 2001-12-31
KENDLE INTERNATIONAL INC
filed 2002-04-01
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 2001
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2002 the aggregate market value of the voting stock held by non-affiliates was $152,153,952 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on February 28, 2002 of $14.50).

As of February 28, 2002, 12,710,417 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 2002 Annual Meeting of Shareholders are incorporated by reference in Parts I, II, III, and IV as specified.

See Exhibit Index on page 10.
                                 14 Total Pages

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


Part II

         Item 5 - Market for Registrant's Common Equity and Related
                       Shareholder Matters.............................................................6
         Item 6 - Selected Financial Data..............................................................7
         Item 7 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................7
         Item 7A - Quantitative and Qualitative Information about Market Risk..........................7
         Item 8 - Financial Statements and Supplementary Data..........................................8
         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................8


Part III

         Item 10 - Directors and Executive Officers of the Registrant..................................9
         Item 11 - Executive Compensation..............................................................9
         Item 12 - Security Ownership of Certain Beneficial Owners and Management......................9
         Item 13 - Certain Relationships and Related Transactions......................................9


Part IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K....................................................................10


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

     The Company's strategy is to continue to enhance its reputation as a high-quality provider of a full range of CRO services. The Company's strategy consists of the following key elements: (i) continue to expand its broad range of therapeutic expertise; (ii) offer its customers a full range of services that encompass the clinical research process and complement the research and development departments of its customers; (iii) expedite the drug development process through a variety of innovative information technology platforms such as the Company's proprietary TrialWare(R) software including TrialWeb(TM), its clinical trial information web service; (iv) continue to build a brand presence that portrays high-quality work; and (v) supplement internal growth through strategic acquisitions that expand the Company's geographic presence and add to the Company's clinical development capabilities in existing or new therapeutic areas or service offerings.

     In January 2002, the Company acquired the assets of Clinical and Pharmacologic Research, Inc., a specialist in Phase I studies for the generic drug industry located in Morgantown, West Virginia. Total acquisition costs consisted of approximately $8.0 million in cash, 314,243 shares of the Company's Common Stock, and a $6 million convertible subordinated note.

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

     In August 1999, the Company acquired Specialist Monitoring Services Limited
(SMS), a U.K-based CRO, for approximately $7.5 million in cash and 141,680 shares of the Company's Common Stock.

     In July 1999, the Company acquired Health Care Communications Inc. (HCC), a New Jersey-based medical communications company, and HCC Health Care Communications (1991), a Toronto-based CRO, for approximately $5.7 million in cash and 174,559 shares of the Company's Common Stock. The purchase price has been increased based upon the achievement of certain operating results from acquisition date through December 31, 2001. The purchase price has been increased by $9.6 million as a result of the additional consideration. The additional purchase price was paid 67% in cash and 33% in shares of the Company's Common Stock.

     In June 1999, the Company acquired ESCLI S.A., a CRO located in Paris, France, for approximately $2.7 million in cash.

     In January 1999, the Company acquired Research Consultants (International) Holdings Limited (IRC), a U.K.-based regulatory affairs company for approximately $4.4 million in cash and 87,558 shares of the Company's Common Stock.

     In January 1999, the Company also acquired a minority interest in Digineer, Inc. ("Digineer", formerly Component Software International, Inc.), an internet healthcare consulting and software development company for approximately $1.6 million in cash and 19,995 shares of the Company's Common Stock. Additionally, the Company entered into a Multi Year Strategic Service Agreement with Digineer whereby the Company could pay Digineer $7.0 million over a four year period in exchange for strategic software consulting and development services. During the first two years of the agreement, the Company was required to pay a total of $3.5 million. The Company reached this minimum fee obligation during the first two years, and in October 2000, the Company exercised its right to terminate the Multi-Year Strategic Service Agreement. No further payments are due under the Agreement.

     Revenues from the top five customers accounted for approximately 45% of the Company's total net revenues for the year ended December 31, 2001. The Company's net revenues from Pharmacia Corporation and Pfizer Inc. accounted for approximately 12% and 11%, respectively, of the Company's net revenues for the year ended December 31, 2001.

     Segment and geographic information of the Company is contained in Note 17 to the consolidated financial statements on page 26 of the financial results section of the Company's Annual Report to Shareholders for 2001, and is incorporated herein by reference.

BACKLOG

     Backlog is based on signed contracts and letters of intent. Backlog at December 31, 2001 was approximately $159 million compared to approximately $148 million at December 31, 2000. Total backlog plus verbally awarded business at December 31, 2001 was approximately $191 million compared to approximately $170 million at December 31, 2000. No assurance can be given that the Company will be able to realize the net revenues that are included in the backlog and verbal awards. Backlog and verbal awards are not necessarily meaningful indicators of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed by the sponsor or by regulatory authorities.

COMPETITION

     The Company competes primarily against in-house research and development departments of pharmaceutical and biotechnology companies, universities, teaching hospitals and other full-service CROs, some of which possess substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services provided, the ability to manage large-scale trials on a global basis, medical database management capabilities, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to recruit patients into studies, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price.

     The CRO industry is highly fragmented with several hundred CROs ranging from small, limited-service providers to full-service, global drug development corporations. The Company competes with the following CROs, among others:
Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc. and Quintiles Transnational Corporation.


EMPLOYEES

     As of February 28, 2002, the Company had approximately 1,800 employees. None of the Company's employees are covered by a collective bargaining agreement.



                                     ITEM 2.

                                   PROPERTIES
                                   ----------

     The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company's principal executive offices are located in Cincinnati, Ohio, where it leases approximately 125,000 square feet under a lease expiring in 2009. The Company also maintains offices in various other U.S. locations and in Europe and the Pacific Rim.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS
                     --------------------------------------

     "Quarterly Financial Data" on page 17 of the financial results section of the Company's Annual Report to Shareholders for 2001 is incorporated herein by reference. As of March 1, 2002, there were approximately 2,242 beneficial shareholders. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future, but intends instead to reinvest earnings in its business.

RECENT SALES OF UNREGISTERED SECURITIES

     In January 2002, the Shareholders of Clinical and Pharmacologic Research, Inc. received a total of 314,243 shares of the Company's Common Stock.

     In April 2001, the Shareholders of HCC received a total of 84,450 shares of the Company's Common Stock related to a contingency from a prior acquisition.

     In February 2001, the Shareholders of AAC Consulting Group, Inc. received a total of 374,665 shares of the Company's Common Stock.

     During the time period from April 1, 1998 to January 2, 2002, Philip E. Beekman, Robert C. Simpson, and Robert R. Buck, directors of Kendle, and Mary Beth Price and Dr. Charles A. Sanders, M.D., former directors of Kendle, received a total of 9,375 shares of the Company's Common Stock pursuant to the table below:


PHILIP E. BEEKMAN                                CHARLES A. SANDERS
-----------------                                ------------------

April 1, 1998 - 81 Shares                        April 1, 1998 - 81 Shares
July 1, 1998 - 58 Shares                         July 1, 1998 - 58 Shares
October 1, 1998 - 33 Shares                      October 1, 1998 - 33 Shares
January 1, 1999 - 68 Shares                      January 1, 1999 - 68 Shares
April 2, 1999 - 75 Shares                        April 2, 1999 - 137 Shares
July 2, 1999 - 122 Shares                        July 2, 1999 - 122 Shares
October 2, 1999 - 181 Shares                     October 2, 1999 - 121 Shares
January 2, 2000 - 153 Shares                     January 2, 2000 - 77 shares
April 3, 2000 - 99 Shares                        April 3, 2000 - 99 Shares
July 2, 2000 - 136 Shares                        July 2, 2000 - 136 Shares
October 2, 2000 - 521 Shares                     October 2, 2000 - 521 Shares
January 2, 2001 - 454 Shares                     January 2, 2001 - 454 Shares
April 2, 2001 - 459 Shares                       April 2, 2001 - 459 Shares
July 2, 2001 - 174 Shares                        July 2, 2001 - 174 Shares
October 2, 2001 - 155 Shares                     October 2, 2001 - 155 Shares
January 2, 2002 - 236 Shares


ROBERT BUCK                                      MARY BETH PRICE
-----------                                      ---------------

April 2, 1999 - 112 Shares                       April 2, 1999 - 100 Shares
July 2, 1999 - 122 Shares                        July 2, 1999 - 92 Shares
October 2, 1999 - 181 Shares                     October 2, 1999 - 241 Shares
April 3, 2000 - 74 Shares                        January 2, 2000 - 153 Shares
July 2, 2000 - 136 Shares                        April 3, 2000 - 74 Shares
October 2, 2000 - 521 Shares
January 2, 2001 - 454 Shares
April 2, 2001 - 459 Shares                       ROBERT SIMPSON
                                                 --------------
July 2, 2001 - 174 Shares
October 2, 2001 - 155 Shares                     October 2, 2001 - 155 Shares
January 2, 2002 - 236 Shares                     January 2, 2002 - 236 Shares


     Mr. Beekman, Dr. Sanders, Mr. Buck, Mr. Simpson and Ms. Price received these securities in exchange for their services as directors of the Company pursuant to the 1997 Directors' Compensation Plan.

     These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as transactions by an issuer not involving any public offering.


                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

     "Selected Financial Data" on page 16 of the financial results section of the Company's Annual Report to Shareholders for 2001 is incorporated herein by reference.


                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" begins on page 18 of the financial results section of the Company's Annual Report to Shareholders for 2001 and is incorporated herein by reference.


                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
           ----------------------------------------------------------

     The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under its Credit Facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At December 31, 2001 the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $2.0 million. The Company is also exposed to interest rate changes on its variable rate borrowings. Based on the Company's December 31, 2001 amounts outstanding under Credit Facilities, a one percent change in the weighted average interest rate would change the Company's annual interest expense by approximately $140,000.

Information regarding foreign currency is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 24 of the financial results section of the Company's Annual Report to Shareholders for 2001 and is incorporated herein by reference.


                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

     The following Financial Statements of the Registrant beginning on page 26 of the financial results section of its Annual Report to Shareholders for 2001, are incorporated herein by reference:

     1. Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

     2.   Consolidated Balance Sheets as of December 31, 2001 and 2000.

     3. Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.

     4. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

     5.   Notes to Consolidated Financial Statements.

     6.   Report of Independent Accountants.

     All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

UNAUDITED SUPPLEMENTARY DATA

     "Selected Quarterly Financial Data" on page 17 of the financial results section of the Registrant's Annual Report to Shareholders for 2001 is incorporated herein by reference.


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

                                      None

                                    PART III

                                    ITEM 10.


               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled "Election Of Directors" contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 1, 2002, were as follows:



NAME                       AGE      POSITION                               OFFICER SINCE
----                       ---      --------                               -------------

Candace Kendle             55       Chief Executive Officer and Chairman       1989
                                    of the Board of Directors

Christopher C. Bergen      51       President, Chief Operating                 1989
                                    Officer and Director



Timothy M. Mooney          54       Executive Vice President, Chief            1996
                                    Financial Officer and Director

Thomas E. Stilgenbauer     54       Executive Vice President and Chief         1999
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

                                  ITEMS 11-13.


Information on executive compensation set forth in the section entitled "Executive Compensation" and the tables therein, the number of shares beneficially owned by each Director and by all Directors and Executive Officers as a group set forth in the section entitled "Securities Ownership of Management," and the table therein, and information on certain transactions with management set forth in the section entitled "Certain Transactions" are contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, and are incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of

1934, as amended, that might incorporate future filings, including this Form 10-K, the sections entitled "Compensation Subcommittee Report on Executive Compensation" and the Performance Graph, which are set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, are not deemed to be incorporated by reference in this Form 10-K.


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

     (b)  3 - Exhibits. (see page 10)

     (c)  Reports on Form 8-K

     During the fiscal quarter ended December 31, 2001, the Company filed no reports on Form 8-K.



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




          Health Care Communications, Inc.                                                                         F
2.13      Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of
          ESCLI S.A.                                                                                               G
2.14      Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of
          HCC Health Care Communications (1991), Ltd.                                                              G
2.15      Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder
          of Specialist Monitoring Services Limited                                                                G
2.16      Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D.,
          Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent                                I
2.17      Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The
          Fifth Third Bank, as Escrow Agent                                                                        I
2.18      Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of
          SYNERmedica PTY Limited and SYNERmedica Unit Trust                                                       J
2.19      Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders
          of AAC Consulting Group, Inc.                                                                            M
2(a)      Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and
          Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark               N
2(b)      Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical
          and Pharmacologic Research, Inc.                                                                         N
3.1       Restated and Amended Articles of Incorporation                                                           A
3.2       Amended and Restated Code of Regulations                                                                 A
3.3       Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares        E
4         Specimen Common Stock Certificate                                                                        A
4.1       Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third
          Bank, as Rights Agent                                                                                    H
10.1      Amended and Restated Shareholders' Agreement dated June 26, 1997                                         A
10.2      Master Lease Agreement dated November 27, 1996 by and between the Company
          and Bank One Leasing Corporation, as amended on April 18, 1997                                           A
10.6      Master Equipment Lease dated August 16, 1996 by and between the Company and
          The Fifth Third Leasing Company                                                                          A
10.7      Lease Agreement dated December 9, 1991 by and between the Company and Carew
          Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996,
          January 29, 1997, and February 16, 1999                                                                  D
10.8      Indemnity Agreement dated June 21, 1996 by and between the Company and Candace
          Kendle Bryan                                                                                             A
10.9      Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher
          C. Bergen                                                                                                A
10.10     Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M.
          Mooney                                                                                                   A
10.11     Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders                 C
10.12     Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman                  C
10.13     Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck                   D
10.14     Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price               D
10.17     Clinical Trial Service Agreement between the Company and G.D. Searle & Company
          dated September 23, 1997                                                                                 C
10.19     Amended and Restated Credit Agreement dated as of February 26, 1998 by and between
          the Company and NationsBank, N.A.                                                                        C
10.21     First Amendment to the Amended and Restated Credit Agreement dated as of
          November 25, 1998 by and between the Company and NationsBank, N.A.                                       D
10.22     Credit Agreement dated as of October 13, 2000 among the Company, the Several Lenders from Time
          to Time Party Hereto, and Bank One, NA, as Agent                                                         K



10.20                      MANAGEMENT CONTRACTS AND COMPENSATION PLANS



       (a)   1995 Stock Option and Stock Incentive Plan                                               A
       (b)   1995 Stock Option and Stock Incentive Plan--Individual Stock Option Agreement
             for Incentive Stock Option (contained in Exhibit 10.20(a))                               A
       (c)   1997 Stock Option and Stock Incentive Plan                                               A
       (d)   Amendment to 1997 Stock Option and Stock Incentive Plan                                  L
       (d)   Form of Protective Compensation and Benefit Agreement                                    A
       (e)   1998 Employee Stock Purchase Plan                                                        D
       (f)   1997 Directors' Compensation Plan                                                        D
13     Annual Report to Shareholders for 2001                                                         O
21     List of Subsidiaries                                                                           O
23.1   Consent of PricewaterhouseCoopers LLP                                                          O



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

I Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

J Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000

K Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

L Incorporated by reference to the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting

M Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

N Filed as an exhibit to the Company's Current Report on Form 8-K dated January 29, 2002

O    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KENDLE INTERNATIONAL INC.
                            -------------------------

DATE SIGNED: April 1, 2002            /s/ Candace Kendle
                                      -----------------------------------
                                      Candace Kendle
                                      Chairman and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                         Capacity                      Date
---------                                         --------                      ----

/s/ Candace Kendle                     Chairman of the Board of                 April 1, 2002
--------------------------------       Directors and Chief Executive
Candace Kendle                         Officer


/s/ Christopher C. Bergen              President, Chief Operating               April 1, 2002
--------------------------------       Officer, Secretary and Director
Christopher C. Bergen


/s/ Timothy M. Mooney                  Executive Vice President,                April 1, 2002
--------------------------------       Chief Financial Officer,
Timothy M. Mooney                      Treasurer, Assistant Secretary
                                       (Chief Accounting Officer) and
                                       Director


/s/ Philip E. Beekman                  Director                                 April 1, 2002
--------------------------------
Philip E. Beekman


/s/ Robert R. Buck                     Director                                 April 1, 2002
--------------------------------
Robert R. Buck


/s/ Robert C. Simpson                  Director                                 April 1, 2002
--------------------------------
Robert C. Simpson


/s/ Donald C. Harrison, M.D.           Director                                 April 1, 2002
--------------------------------
Donald C. Harrison, M.D.
