Form 10-Q
period 2002-03-31
KENDLE INTERNATIONAL INC
filed 2002-05-15
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _________ TO ___________

                        Commission file number 000-23019
                                              ------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,733,743 shares of Common Stock, no par value, as of April 30, 2002.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                                PAGE
                                                                                                ----
Part I.           Financial Information


      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - March 31, 2002
                     and December 31, 2001                                                         3

                  Condensed Consolidated Statements of Income - Three
                     Months Ended March 31, 2002 and 2001                                          4

                  Condensed Consolidated Statements of Comprehensive Income (Loss) -
                     Three Months Ended March 31, 2002 and 2001                                    5

                  Condensed Consolidated Statements of Cash Flows - Three
                     Months Ended March 31, 2002 and 2001                                          6

                  Notes to Condensed Consolidated Financial Statements                             7

      Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                    13

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk                       21

Part II.           Other Information                                                              22

      Item 2.     Changes in Securities and Use of Proceeds                                       22

      Item 4.     Submission of Matters to a Vote of Security Holders                             22

      Item 6.     Exhibits and Reports on Form 8-K                                                22

Signatures                                                                                        23

Exhibit Index                                                                                     24

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                          March 31,            December 31,
                                                                                             2002                  2001
                                                                                           ---------             ---------
                                                                                          (unaudited)            (note 1)
                                          ASSETS
Current assets:
     Cash and cash equivalents                                                             $   5,523             $   6,016
     Available for sale securities                                                            21,444                19,508
     Accounts receivable                                                                      57,384                59,611
     Other current assets                                                                      5,912                 5,305
                                                                                           ---------             ---------
               Total current assets                                                           90,263                90,440
                                                                                           ---------             ---------
Property and equipment, net                                                                   16,328                16,407
Goodwill, net                                                                                 88,776                86,094
Other intangible assets                                                                       15,000                  --
Other assets                                                                                  11,265                11,110
                                                                                           ---------             ---------
               Total assets                                                                $ 221,632             $ 204,051
                                                                                           =========             =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                                   $     678             $     660
     Amounts outstanding under credit facilities                                              20,608                14,195
     Trade payables                                                                            6,785                 6,502
     Advance billings                                                                         16,761                18,951
     Other accrued liabilities                                                                14,073                13,468
                                                                                           ---------             ---------
         Total current liabilities                                                            58,905                53,776
                                                                                           ---------             ---------
Obligations under capital leases, less current portion                                         1,461                 1,362
Convertible note                                                                               6,000                  --
Other noncurrent liabilities                                                                   6,888                 6,606
                                                                                           ---------             ---------
         Total liabilities                                                                    73,254                61,744
                                                                                           ---------             ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 12,732,419 and
         12,399,406 shares issued and 12,715,139 and 12,382,126
        outstanding at March 31, 2002 and December 31, 2001, respectively                         75                    75
     Additional paid in capital                                                              133,257               128,986
     Retained earnings                                                                        19,439                17,322
     Accumulated other comprehensive loss:
         Net unrealized holding gains (losses) on available for sale securities                   (1)                   35
         Foreign currency translation adjustment                                              (4,042)               (3,761)
                                                                                           ---------             ---------
               Total accumulated other comprehensive loss                                     (4,043)               (3,726)
     Less: Cost of common stock held in treasury, 17,280 shares at
        March 31, 2002 and December 31, 2001, respectively                                      (350)                 (350)
                                                                                           ---------             ---------
         Total shareholders' equity                                                          148,378               142,307
                                                                                           ---------             ---------
               Total liabilities and shareholders' equity                                  $ 221,632             $ 204,051
                                                                                           =========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(in thousands, except per share data)                   For the Three Months Ended
                                                                 March 31,
                                                    ---------------------------------
                                                      2002                    2001
                                                      ----                    ----

Net service revenues                                $ 43,921                $ 32,253
Reimbursable out-of-pocket revenues                   10,029                   8,106
                                                    --------                --------
Total revenues                                        53,950                  40,359
                                                    --------                --------

Costs and expenses:
     Direct costs                                     26,032                  19,748
     Reimbursable out-of-pocket costs                 10,029                   8,106
     Selling, general and
         administrative expenses                      12,283                   9,936
     Depreciation and amortization                     1,974                   2,312
                                                    --------                --------

                                                      50,318                  40,102
                                                    --------                --------

        Income from operations                         3,632                     257

Other income (expense):
     Interest income                                     153                     241
     Interest expense                                   (265)                   (118)
     Other                                               (34)                     80
                                                    --------                --------

Income before income taxes                             3,486                     460

Income tax expense                                     1,369                     198
                                                    --------                --------

        Net income                                  $  2,117                $    262
                                                    ========                ========


Income per share data:
Basic:
      Net income per share                          $   0.17                $   0.02
                                                    ========                ========

      Weighted average shares                         12,686                  12,008

Diluted:
      Net income per share                          $   0.16                $   0.02
                                                    ========                ========

      Weighted average shares                         13,470                  12,519


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


(in thousands)                                                   For the Three Months Ended
                                                                          March 31,
                                                                ------------------------------
                                                                  2002                  2001
                                                                  ----                  ----

Net income                                                      $ 2,117                $   262
                                                                -------                -------

Other comprehensive income:

     Foreign currency translation adjustment                       (281)                (1,096)

     Net unrealized holding gains (losses) on
        available for sale securities arising
        during the period, net of tax                               (36)                   112
     Reclassification adjustment for holding
       losses included in net income, net of tax                   --                       26
                                                                -------                -------
     Net change in unrealized holding gains
        (losses) on available for sale securities                   (36)                   138
                                                                -------                -------

Comprehensive income (loss)                                     $ 1,800                $  (696)
                                                                =======                =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(in thousands)                                                                            For the Three Months Ended
                                                                                                  March 31,
                                                                                       --------------------------------
                                                                                        2002                     2001
                                                                                        ----                     ----
Net cash provided by operating activities                                              $  2,758                $  4,685
                                                                                       --------                --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities                  5,397                  14,883
     Purchases of available for sale securities                                          (7,428)                 (8,360)
     Acquisitions of property and equipment                                              (1,037)                 (1,164)
     Additions to software costs                                                           (594)                   (930)
     Other                                                                                 --                        (5)
     Acquisition of business, less cash acquired                                         (7,931)                (10,697)
                                                                                       --------                --------
Net cash used in investing activities                                                   (11,593)                 (6,273)
                                                                                       --------                --------

Cash flows from financing activities:
     Net proceeds under credit facilities                                                 6,500                  12,854
     Net proceeds (repayments) - book overdraft                                           1,900                     (46)
     Proceeds from exercise of stock options                                                128                      65
     Payments on capital lease obligations                                                 (187)                   (206)
     Other                                                                                   58                     (13)
                                                                                       --------                --------
Net cash provided by financing activities                                                 8,399                  12,654
                                                                                       --------                --------

Effects of exchange rates on cash and cash equivalents                                      (57)                   (215)

Net increase (decrease) in cash and cash equivalents                                       (493)                 10,851
Cash and cash equivalents:
     Beginning of period                                                                  6,016                   6,709
                                                                                       --------                --------
     End of period                                                                     $  5,523                $ 17,560
                                                                                       ========                ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of Businesses:

      Fair value of assets acquired (net of cash acquired)                             $ 19,154                $ 16,429
      Fair value of liabilities assumed                                                  (1,131)                 (1,859)
      Common stock issued                                                                (4,092)                 (3,873)
      Convertible debt issued                                                            (6,000)                   --
                                                                                       --------                --------

     Net cash payments                                                                 $  7,931                $ 10,697
                                                                                       ========                ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2001 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

             The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.   NET INCOME PER SHARE DATA:

             Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

             The net income used in computing net income per diluted share has been calculated as follows:

     (in thousands)                                      Three Months Ended     Three Months Ended
                                                           March 31, 2002         March 31, 2001
                                                         ------------------     ------------------
     Net income per statement of income                        $2,117                 $262
     Add: After-tax interest expense on
     convertible note                                              24                   --
                                                               ------                 ----
      Net income for diluted EPS calculation                   $2,141                 $262

             The weighted average shares used in computing net income per diluted share have been calculated as follows:

     (in thousands)                                      Three Months Ended     Three Months Ended
                                                           March 31, 2002         March 31, 2001
                                                         ------------------     ------------------
     Weighted average common shares
         outstanding                                           12,686                12,008
     Stock options                                                568                   511
     Convertible note                                             216                    --
                                                               ------                ------
      Weighted average shares                                  13,470                12,519

             Options to purchase approximately 790,000 and 434,000 shares of common stock were outstanding during the three months ended March 31, 2002 and 2001 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3.   ACQUISITIONS:

             Details of the Company's acquisitions in 2002 and 2001 are listed below. The acquisitions have been accounted for using the purchase method of accounting. The escrow account referred to have been established at acquisition date to provide indemnification of sellers' representations and warranties.

             Valuation of Common Stock issued in the acquisitions was based on an appraisal obtained by the Company which provided for a discount of the shares due to lock-up restrictions and the lack of registration of the shares.

             On January 29 2002, the Company acquired substantially all of the assets of Clinical and Pharmacologic Research, Inc. (CPR) located in Morgantown, West Virginia. CPR specializes in Phase I studies for the generic drug industry, enabling the Company to expand into the generic drug market.

             Results of CPR are included in the Company's consolidated results from the date of acquisition.

             The aggregate purchase price was approximately $18.2 million, including approximately $8.1 million in cash (including acquisition costs), 314,243 shares of Common Stock valued at $4.1 million and a $6.0 million convertible subordinated note. The value of the shares issued was based on the average closing price of the Company's shares over the three-day period before the terms of the acquisition were agreed to. The note is convertible at the holders option into 314,243 shares of the Company's Common Stock at any time before January 29, 2005, the Maturity Date.

             The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The intangible asset is based on a third-party valuation of a customer contract acquired. The intangible asset has been determined to have an indefinite life and will not be amortized, but will instead be reviewed for impairment at least annually.

                               At January 29, 2002
                                  (in thousands)

     Current assets                  $1,241
     Fixed assets                       213
     Goodwill                         2,927
     Intangible asset                15,000
                                    -------
     Total assets acquired           19,381

     Liabilities assumed              1,131
                                    -------
     Net assets acquired            $18,250


             In February 2001, the Company acquired AAC Consulting Group, Inc., a full service regulatory consulting firm with offices in Rockville, Maryland. Total acquisition costs consisted of approximately $10.9 million in cash and 374,665 shares of the Company's Common Stock. Of the total shares, 124,888 shares were placed in an escrow account and have subsequently been released.

             The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of 2001:

     (in thousands)                                  Three Months Ended         Three Months Ended
                                                        March 31, 2002            March 31, 2001
                                                     ------------------         ------------------
     Net revenues                                         $44,722                    $35,906

     Net income                                            $2,255                       $722

     Net income per diluted share                           $0.17                      $0.06

     Weighted average shares                               13,666                     13,388

     Pro-forma net income per above                        $2,255                       $722

     Add: After-tax interest expense on
     convertible note                                          34                         34

     Pro-forma net income for diluted EPS                  $2,289                    $   756

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 2001, nor are they necessarily indicative of future operating results.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS:

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, effective January 1, 2002 the Company discontinued the amortization of goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

         The impact of discontinuing amortization of goodwill with indefinite lived intangible assets on net income, basic and diluted earnings per share for the quarter ended March 31, 2001 is approximately $563,000, or $0.05 per share on a basic and fully diluted basis. Adjusted net income, basic and diluted earnings per share for the three months ended March 31, 2001 was approximately $825,000, or $0.07 per share on a basic and fully diluted basis.

          Identifiable intangible assets as of March 31, 2002 are composed of:

(in thousands)
                                               Gross               Accumulated
                                          Carrying Amount         Amortization
                                          ---------------         -------------
     Non-amortizable intangible assets       $ 113,124               $ 9,348
     Amortizable intangible assets               --                     --
                                             ----------               ------

      Total                                  $ 113,124               $ 9,348


5.   DEBT:

          The Company has two Senior Credit Facilities (the Credit Facilities). The Credit Facilities are composed of a $35.0 million revolving credit loan and a $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The $35.0 million facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5%, plus the Applicable Margin or the Bank's prime rate. The $5.0 million facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels. At March 31, 2002, $16.5 million was outstanding under the Company's $35 million revolving credit loan and $4.1 million was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the $16.5 million outstanding at a weighted average rate of 3.7% and on the $4.1 million at a weighted average rate of 4.7%.

          With the acquisition of Clinical and Pharmacologic Research, Inc. ("CPR"), on January 29, 2002 the Company entered into a $6,000,000 convertible note payable to the shareholders of CPR. The principal balance is convertible into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually.

     If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a United States Treasury Note.

6.  SEGMENT INFORMATION

          Effective January 1, 2002, the Company integrated the medical communications group into its Phase IV product and services offering. As a result, the Company is now managed under a single reportable segment referred to as contract research services, which encompasses Phase I through IV services.

          Prior to January 1, 2002, the Company was managed through two reportable segments, namely the contract research services group and the medical communications group. The contract research services group includes clinical trial management, clinical data management, statistical analysis, medical writing, medical affairs and marketing, and regulatory consultation. The medical communications group, which included only Health Care Communications, Inc. (HCC) acquired in 1999, provided organizational, meeting management and publication services to professional organizations and pharmaceutical companies. Effective January 1, 2002, the Company launched a new strategic initiative, Medical Affairs Medical Marketing
     (MAMM). The MAMM service offering is intended to provide a more comprehensive Phase IV product to the Company's core customers, including post-marketing activities such as publications and symposia in support of new product launches. As a result, the former medical communications group was integrated into MAMM and certain of HCC's unique services have been restructured to be in alignment with the Company's Phase IV services strategy.

7.  NEW ACCOUNTING PRONOUNCEMENTS:

          In November 2001, the Financial Accounting Standards Board ("FASB") issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue and expenses in the Statements of Income. The Company implemented this rule in the first quarter of 2002 and has restated comparative information for the first quarter of 2001. The implementation of the new guidelines has no impact on income from operations or net income.

          In July 2001, the FASB issued SFAS No. 141, "Business Combinations" that requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted SFAS No. 141 and the adoption did not have an impact on the Company's results of operations or its financial position.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that all intangible assets determined to have an indefinite useful life no longer be amortized but instead be reviewed at least annually for impairment. The Company adopted SFAS No. 142 as of January 1, 2002, as required. The Company analyzed goodwill for impairment at the reporting unit level at the beginning of 2002 and found no goodwill impairment. The Company will analyze goodwill on an annual basis, or more frequently as circumstances warrant.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three months ended March 31, 2002 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

         Kendle International Inc. ("the Company") is an international contract research organization (CRO) that provides integrated clinical research services including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consultation and organizational, meeting management and publications services on a contract basis to the pharmaceutical and biotechnology industries. The Company had been managed through two reportable segments, the Phase I through IV contract research services group, which among other services, includes investigator meetings, pharmacoeconomics, post-marketing surveillance, and labeling studies, and the medical communications group. Effective January 1, 2002, the Company launched a new strategic initiative, Medical Affairs Medical Marketing (MAMM). The MAMM service offering is intended to provide a more comprehensive Phase IV product to the Company's customers, including post-marketing activities such as publications and symposia in support of new product launches. As a result, the former medical communications group is now being managed as part of MAMM and their service capabilities have been incorporated into the Company's overall Phase IV suite of products. As such the medical communications group, which had principally focused on organization, meeting management and publication services for professional organizations and pharmaceutical companies has been restructured and integrated with the contract research services group.

         The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company recognizes revenue under units-based contracts as units are completed multiplied by the contract per-unit price.

         The Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by its customers. Effective January 1, 2002 in connection with the implementation of EITF 01-14, the Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Consolidated Statements of Income. In certain contracts, these costs are fixed by the contract terms so the Company recognizes these costs as part of net service revenues and direct costs.

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

         The Company's results are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have immediate adverse effects on the financial statements. Fluctuations in the Company's sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company's long-term growth. In addition, the Company's aggregate backlog is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net revenues included in the backlog.

ACQUISITIONS

         In January 2002, the Company acquired the assets of Clinical and Pharmacologic Research, Inc., located in Morgantown, West Virginia. CPR specializes in Phase I studies for the generic drug industry. Total acquisition costs consisted of approximately $8.1 million cash, 314,243 shares of the Company's common stock valued at $4.1 million and a $6.0 million convertible subordinated note. The note is convertible to 314,243 shares of the Company's common stock at any time before January 29, 2005, the Maturity Date. If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years.

         The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows:

                                  At January 29, 2002
                                     (in thousands)

     Current assets                      $1,241
     Fixed assets                           213
     Goodwill                             2,927
     Intangible asset                    15,000
                                        -------
     Total assets acquired               19,381

     Liabilities assumed                  1,131
                                        -------

     Net assets acquired                $18,250

         The intangible asset is based on a third-party valuation of a customer contract acquired and has been determined to have an indefinite useful life and will not be amortized, but will instead be reviewed for impairment at least annually.




RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net service revenues increased 36% to $43.9 million in the first quarter of 2002 from $32.3 million in the first quarter of 2001. Excluding the negative impact of foreign currency exchange rates, net service revenues increased 38% in the first quarter of 2002. The 36% increase in net service revenues was composed of growth from acquisitions of 9% and organic growth in revenues of 27%. The growth in organic service revenues is primarily attributable to the increased level of clinical development activity in 2002. Approximately 28% of the Company's net service revenues were derived from operations outside the United States in the first quarter of 2002 compared to 34% in the corresponding period in 2001. The top five customers based on net service revenues contributed approximately 47% of net revenues during the quarter. Net service revenues from Pharmacia Inc. and Helsinn Healthcare SA accounted for approximately 17% and 11%, respectively, of total first quarter 2002 net service revenues.

         Direct costs increased by 32% from $19.7 million in the first quarter 2001 to $26.0 million in the first quarter 2002. The 32% increase in direct costs is composed of a 23% increase in organic direct costs and a 9% increase in direct costs due to the impact of acquisitions. The increase in organic direct costs is primarily a result of an increase in employee and contractor costs to support the increased revenue base. Direct costs expressed as a percentage of net service revenues were 59.3% for the three months ended March 31, 2002 compared to 61.2% for the three months ended March 31, 2001. The decrease in these costs as a percentage of net revenues is due to a higher level of revenue per billable employee resulting from increased utilization of billable employees.

         Selling, general and administrative expenses increased by 24% or $2.4 million, to $12.3 million in first quarter 2002 compared to $9.9 million in first quarter 2001. The 24% increase in selling, general and administrative expenses is composed of a 17% increase in organic SG&A costs and a 7% increase in SG&A costs due to the impact of acquisitions. The increase in organic SG&A costs is primarily due to increased employee-related costs such as salaries, training costs and other employee costs incurred to support the larger revenue base. Selling, general and administrative expenses expressed as a percentage of net service revenues were 28.0% for the three months ended March 31, 2002 compared to 30.8% for the corresponding 2001 period. The decrease in these costs as a percentage of revenue is a result of the Company's ability to leverage these costs over a higher revenue base.

         Depreciation and amortization expense decreased by 15% in the first quarter of 2002 compared to the first quarter of 2001. The decrease is due to the implementation of SFAS No. 142 in the first quarter of 2002, which has eliminated the amortization of goodwill and other indefinite lived intangible assets. See the discussion on SFAS No. 142 in the New Accounting Pronouncements section of Management's Discussion and Analysis.

         Net income for the first quarter of 2002 was $2.1 million compared to net income of $262,000 for the corresponding period of 2001. On a pro-forma basis, eliminating goodwill amortization in 2001, net income in the first quarter of 2001 was approximately $825,000.

         In the first quarter of 2002, the Company was impacted by lower results from its medical communications activities as a result of the transition to a broader Medical Affairs/Medical Marketing service offering. Future quarters in 2002 may experience results similar to the first quarter of 2002 as the Company continues the implementation of its broader Phase IV service offerings.

         The Company's effective tax rate was 39.3% for the three months ended March 31, 2002 as compared to 43.0% for the three months ended March 31, 2002. The decrease in the effective tax rate is primarily due to the impact of non-deductible goodwill amortization on the effective tax rate in 2001 that was eliminated in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $0.5 million for the three months ended March 31, 2002 primarily as a result of cash provided by operating and financing activities of $2.8 million and $8.4 million, respectively, offset by cash used in investing activities of $11.6 million. Net cash provided by operating activities primarily resulted from net income and a decrease in accounts receivable offset by a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings decreased to $40.6 million at March 31, 2002 from $40.7 million at December 31, 2001.

         Investing activities for the three months ended March 31, 2002 consisted primarily of $7.9 million in costs incurred related to the Company's acquisition, net of cash acquired, and capital expenditures of approximately $1.6 million.

         Financing activities for the three months ended March 31, 2002 consisted primarily of net borrowings of $6.5 million under the Company's credit facilities that were used to finance the acquisition.

         The Company had available for sale securities totaling $21.4 million at March 31, 2002.

         The Company has two Senior Credit Facilities (the Credit Facilities). The Credit Facilities are composed of a $35.0 million revolving credit loan and a $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The $35.0 million facility bears interest at a rate equal to either (a) LIBOR plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5%, plus the Applicable Margin or the Bank's prime rate. The $5.0 million facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels. At March 31, 2002, $16.5 million was outstanding under the Company's $35 million revolving credit loan and $4.1 million was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the $16.5 million outstanding at a weighted average rate of 3.7% and on the $4.1 million at a weighted average rate of 4.7%.

         With the acquisition of Clinical and Pharamcologic Research, Inc. ("CPR"), on January 29, 2002 the Company entered into a $6,000,000 convertible note payable to the shareholders of CPR. The principal balance is convertible into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a United States Treasury Note.

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

MARKET RISK

Interest Rates

         The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under its Credit Facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At March 31, 2002, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $2.1 million. The Company is also exposed to interest rate changes on its variable rate borrowings. Based on the Company's March 31, 2002 amounts outstanding under Credit Facilities, a one percent change in the weighted average interest rate would change the Company's annual interest expense by approximately $206,000.

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

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were $(4.0) million at March 31, 2002 compared to $(3.8) million at December 31, 2001.

KEY ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.
         The majority of the Company's revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based on assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management reviews the budget on each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. Historically, the majority of the Company's estimates have been materially correct, but there can be no guarantee that these estimates will continue to be accurate. As the work progresses, original estimates might be changed due to changes in the scope of the work. The Company attempts to negotiate contract amendments with the sponsor to cover these services provided outside the terms of the original contract. Historically, the Company has been successful in negotiating amendments in the majority of these instances. However, there can be no guarantee that the sponsor will agree to proposed amendments, and the Company ultimately bears the risk of cost overruns. In the past, the Company has had to commit additional resources to existing projects, resulting in lower gross margins. Similar situations may occur in the future.

         As the Company works on projects, the Company incurs costs, in excess of contract amounts, which are normally reimbursable by its customers. In certain contracts, however, these costs are fixed by the contract terms. In these contracts, the Company is at risk for costs incurred in excess of the amounts fixed by the contract terms. Excess costs incurred above the contract terms would negatively affect the Company's gross margin.

         The Company's primary customers are concentrated in the pharmaceutical and biotechnology industries. The Company derives a significant portion of its revenue from a small number of large pharmaceutical companies. The Company's revenue could be negatively impacted by changes in the financial condition of these companies, including potential mergers and acquisitions involving any of these companies. Additionally, customers may generally terminate a study at any time, which might cause unplanned periods of excess capacity and reduced revenue and earnings.

         The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis.

         The Company has an investment in a private company, Digineer, for which the fair value is not readily determinable. The Company accounts for this investment under the cost method. Digineer is a software consulting and development company that does not have established marketable products and is highly dependent on its ability to raise additional capital to fund its operations until such time as it generates sufficient revenues and operating cash flows to meet its obligations. There is no guarantee Digineer will be successful in raising additional capital necessary in the short-term, or be successful in establishing marketable products in the long-term. The investment in Digineer is subject to impairment write-downs if events indicate that the carrying value of this investment may not be recoverable. Management reviews all of its investments for declines in value on a quarterly basis or more frequently, if circumstances warrant. Assessing the value of this investment requires significant judgement. The carrying value of this investment is $1.9 million at March 31, 2002.

         The Company has a 50% owned joint-venture investment with KendleWits, a company located in China. This investment is accounted for under the equity method. To date, the Company has contributed approximately $750,000 for the capitalization of KendleWits and the carrying value at March 31, 2002 is approximately $500,000. Future capitalization needs will be dependent upon the on-going capitalization needs of KendleWits. Results of KendleWits may vary, and are dependent upon the demand for clinical research services in China and the ability of KendleWits to generate additional business.

         The Company capitalizes costs incurred to internally develop software used primarily in providing proprietary clinical trial and data management services, and amortizes these costs over the useful life of the product, not to exceed five years. Internally developed software represents software in the application development stage, and there is no assurance that the software development process will produce a final product for which the fair value exceeds its carrying value. Internally developed software is an intangible asset subject to impairment write-downs whenever events indicate that the carrying value of the software may not be recoverable. Assessing the fair value of the internally developed software requires estimates and judgement on the part of management.

         The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because we conduct business on a global basis, our effective tax rate has, and will continue to depend upon the geographic distribution of our pre-tax earnings among jurisdictions with varying tax rates. These estimates include judgements about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets based on estimates of future taxable profits and losses in the various jurisdictions. Based on these projections and the time period for the realization of these loss carryforwards, a valuation allowance has not been recorded. If estimates prove inaccurate or if the tax laws change unfavorably, a valuation allowance could be required in the future.

NEW ACCOUNTING PRONOUNCEMENTS

        In November 2001, the Financial Accounting Standards Board ("FASB") issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue and expenses in the Statements of Operations. The Company implemented this rule in the first quarter of 2002 and has restated comparative information for the first quarter of 2001. The implementation of the new guidelines has no impact on income from operations or net income.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" that requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted SFAS No. 141 and the adoption did not have an impact on the Company's results of operations or its financial position.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that all intangible assets determined to have an indefinite useful life no longer be amortized but instead be reviewed at least annually for impairment. The Company adopted SFAS No. 142 as of January 1, 2002, as required. The Company analyzed goodwill for impairment at the reporting unit level at the beginning of 2002 and has found no goodwill impairment. The Company will analyze goodwill on an annual basis, or more frequently as circumstances warrant.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

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

         Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical industry, the Company's ability to manage growth and to continue to attract and retain qualified personnel, the Company's ability to complete additional acquisitions and to integrate newly acquired businesses, the Company's ability to penetrate new markets, competition and consolidation within the industry, the ability of joint venture businesses to be integrated with the Company's operations, the fixed price nature of contracts or the loss of large contracts, cancellation or delay of contracts, the progress of ongoing projects, cost overruns, fluctuations in the Company's sales cycle, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, and the other risk factors set forth in the Company's SEC filings, copies of which are available upon request from the Company's investor relations department. No assurance can be given that the Company will be able to realize the net revenues included in backlog and verbal awards. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities and Use of Proceeds -

         In January 2002, the Company issued 314,243 shares of Common Stock to the former shareholders of Clinical and Pharmacologic Research, Inc.

Item 3.       Defaults upon Senior Securities - Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders  - None

Item 5.       Other Information - Not applicable

Item 6.       Exhibits and Reports on Form 8-K --

         (a) Exhibits

         The below exhibits were filed on February 13, 2002 on Form 8-K:

         2(a) Asset Purchase Agreement made and entered into on January 29, 2002 among Kendle International Inc., Clinical and Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark.

         2(b) Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical and Pharmacologic Research, Inc.

         (b) Reports filed on Form 8-K during the quarter:

         The Company filed Form 8-K on February 13, 2002 to disclose the acquisition of substantially all the assets of Clinical and Pharmacologic Research, Inc.

         The Company filed Form 8-K/A on March 29, 2002 to file the financial statements of Clinical and Pharmacologic Research, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            KENDLE INTERNATIONAL INC.



                                            By: /s/ Candace Kendle
                                                -------------------------------
Date: May 15, 2002                                  Candace Kendle
                                                    Chairman of the Board and
                                                    Chief Executive Officer



                                            By: /s/ Timothy M. Mooney
                                                -------------------------------
Date: May 15, 2002                                  Timothy M. Mooney
                                                    Executive Vice President -
                                                    Chief Financial Officer