Form 10-Q
period 2002-06-30
KENDLE INTERNATIONAL INC
filed 2002-08-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,778,654 shares of Common Stock, no par value, as of July 31, 2002.

                           KENDLE INTERNATIONAL INC.

                                     INDEX


                                                                                                         Page
                                                                                                         ----

Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets -June 30, 2002
                           and December 31, 2001                                                           3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended June 30, 2002 and 2001; Six Months
                           Ended June 30, 2002 and 2001                                                    4
                     Condensed Consolidated Statements of Comprehensive Income (Loss) -
                           Three Months Ended June 30, 2002 and 2001; Six Months
                           Ended June 30, 2002 and 2001                                                    5

                     Condensed Consolidated Statements of Cash Flows - Six
                           Months Ended June 30, 2002 and 2001                                             6

                     Notes to Condensed Consolidated Financial Statements                                  7

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                  14

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                            25

Part II.             Other Information                                                                    26
         Item 1.     Legal Proceedings                                                                    26

         Item 2.     Changes in Securities and Use of Proceeds                                            26

         Item 3.     Defaults upon Senior Securities                                                      26

         Item 4.     Submission of Matters to a Vote of Security Holders                                  26

         Item 5.     Other Information                                                                    26

         Item 6.     Exhibits and Reports on Form 8-K                                                     26


Signatures                                                                                                27

Exhibit Index                                                                                             28




                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                                   June 30,               December 31,
                                                                                      2002                     2001
                                                                               --------------------    ---------------------
                                                                                   (unaudited)               (note 1)

                                           ASSETS
Current assets:
     Cash and cash equivalents                                                             $ 5,613                  $ 6,016
     Available for sale securities                                                          22,187                   19,508
     Accounts receivable                                                                    57,713                   59,611
     Other current assets                                                                    7,599                    5,305
                                                                               --------------------    ---------------------
               Total current assets                                                         93,112                   90,440
                                                                               --------------------    ---------------------
Property and equipment, net                                                                 17,098                   16,407
Goodwill                                                                                    89,718                   86,094
Other indefinite-lived intangible assets                                                    15,000                        -
Other assets                                                                                 9,482                   11,110
                                                                               --------------------    ---------------------
               Total assets                                                              $ 224,410                $ 204,051
                                                                               ====================    =====================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                                     $ 773                    $ 660
     Amounts outstanding under credit facilities                                             7,548                   14,195
     Trade payables                                                                          7,639                    6,502
     Advance billings                                                                       19,649                   18,951
     Other accrued liabilities                                                              11,634                   13,468
                                                                               --------------------    ---------------------
         Total current liabilities                                                          47,243                   53,776
                                                                               --------------------    ---------------------
Obligations under capital leases, less current portion                                       1,710                    1,362
Convertible note                                                                             6,000                        -
Long-term debt                                                                              12,000                        -
Other noncurrent liabilities                                                                 7,515                    6,606
                                                                               --------------------    ---------------------
         Total liabilities                                                                  74,468                   61,744
                                                                               --------------------    ---------------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 12,753,863 and 12,399,406 shares issued and 12,733,966 and 12,382,126
        outstanding at June 30, 2002 and December 31, 2001, respectively                         75                       75
     Additional paid in capital                                                             133,465                  128,986
     Retained earnings                                                                       19,072                   17,322
     Accumulated other comprehensive loss:
         Net unrealized holding gains on available for sale securities                           10                       35
         Foreign currency translation adjustment                                             (2,287)                  (3,761)
                                                                                --------------------    ---------------------
               Total accumulated other comprehensive loss                                    (2,277)                  (3,726)
     Less: Cost of common stock held in treasury, 19,897 and 17,280 shares at
        June 30, 2002  and December 31, 2001, respectively                                     (393)                    (350)
                                                                                --------------------    ---------------------
         Total shareholders' equity                                                         149,942                  142,307
                                                                                --------------------    ---------------------
               Total liabilities and shareholders' equity                                 $ 224,410                $ 204,051
                                                                                ====================    =====================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(in thousands, except per share data)                 For the Three Months Ended                     For the Six Months Ended
                                                               June 30,                                      June 30,
                                                     -----------------------------               --------------------------------
                                                       2002                  2001                  2002                    2001
                                                     --------             --------               --------                --------

Net service revenues                                 $ 43,694             $ 38,661               $ 87,615                $ 70,914
Reimbursable out-of-pocket revenues                    14,500               12,368                 24,529                  20,474
                                                     --------             --------               --------                --------
Total revenues                                         58,194               51,029                112,144                  91,388
                                                     --------             --------               --------                --------

Costs and expenses:
     Direct costs                                      26,506               23,895                 52,538                  43,643
     Reimbursable out-of-pocket costs                  14,500               12,368                 24,529                  20,474
     Selling, general and
         administrative expenses                       12,428               10,722                 24,711                  20,658
     Depreciation and amortization                      2,081                2,488                  4,055                   4,800
                                                     --------             --------               --------                --------
                                                       55,515               49,473                105,833                  89,575
                                                     --------             --------               --------                --------

        Income from operations                          2,679                1,556                  6,311                   1,813

Other income (expense):
     Interest income                                      148                  263                    301                     504
     Interest expense                                    (281)                (261)                  (546)                   (379)
     Other                                                 92                  (42)                    58                      38
     Investment impairment                             (1,938)                   -                 (1,938)                      -
                                                     --------             --------               --------                --------

Income before income taxes                                700                1,516                  4,186                   1,976

Income tax expense                                      1,067                  638                  2,436                     836
                                                     --------             --------               --------                --------
        Net income (loss)                              $ (367)               $ 878                $ 1,750                 $ 1,140
                                                     ========             ========               ========                ========


Income per share data:
Basic:
      Net income (loss) per share                     $ (0.03)              $ 0.07                 $ 0.14                  $ 0.09
                                                     ========             ========               ========                ========

      Weighted average shares                          12,731               12,267                 12,671                  12,138

Diluted:
      Net income (loss) per share                     $ (0.03)              $ 0.07                 $ 0.13                  $ 0.09
                                                     ========             ========               ========                ========

      Weighted average shares                          12,731               12,855                 13,455                  12,682


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)




(in thousands)                                            For the Three Months Ended                 For the Six Months Ended
                                                                  June 30,                                  June 30,
                                                          --------------------------                 ------------------------
                                                            2002                  2001                  2002                2001
                                                            ----                  ----                  ----                ----

Net income (loss)                                          $ (367)               $ 878               $ 1,750            $ 1,140
                                                           ------                -----               -------            -------

Other comprehensive income:

     Foreign currency translation adjustment                1,755                 (402)                1,474             (1,498)

     Net unrealized holding gains (losses) on
        available for sale securities arising
        during the period, net of tax                          11                    8                   (25)               120
     Reclassification adjustment for holding
       losses included in net income, net of tax                -                                          -                 26
                                                           ------                -----               -------            -------
     Net change in unrealized holding gains
        (losses) on available for sale securities              11                    8                   (25)               146
                                                           ------                -----               -------            -------


Comprehensive income (loss)                               $ 1,399                $ 484               $ 3,199             $ (212)
                                                          =======                =====               =======             ======






  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(in thousands)                                                                         For the Six Months Ended
                                                                                               June 30,
                                                                                      ----------------------------
                                                                                      2002                   2001
                                                                                      ----                   ----

Net cash provided by operating activities                                            $ 9,419                $ 4,278
                                                                                     -------                -------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities              13,957                 23,472
     Purchases of available for sale securities                                      (16,849)               (16,949)
     Acquisitions of property and equipment                                           (2,387)                (2,017)
     Additions to software costs                                                      (1,245)                (1,636)
     Acquisition of businesses, less cash acquired                                    (7,942)               (10,789)
     Contingent purchase price paid in connection with prior acquisition                   -                 (2,144)
     Other                                                                                 -                     (5)
                                                                                     -------                -------
Net cash used in investing activities                                                (14,466)               (10,068)
                                                                                     -------                -------

Cash flows from financing activities:
     Net proceeds under credit facilities                                              5,000                 13,606
     Net proceeds (repayments) - book overdraft                                         (451)                   380
     Proceeds from exercise of stock options                                             279                    235
     Payments on capital lease obligations                                              (393)                  (450)
     Other                                                                               (15)                   (15)
                                                                                     -------                -------
Net cash provided by financing activities                                              4,420                 13,756
                                                                                     -------                -------

Effects of exchange rates on cash and cash equivalents                                   224                   (307)

Net increase (decrease) in cash and cash equivalents                                    (403)                 7,659
Cash and cash equivalents:
     Beginning of period                                                               6,016                  6,709
                                                                                     -------                -------
     End of period                                                                   $ 5,613                $14,368
                                                                                     =======                =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of Businesses:

      Fair value of assets acquired (net of cash acquired)                           $19,165                $16,474
      Fair value of liabilities assumed                                               (1,131)                (1,812)
      Common stock issued                                                             (4,092)                (3,873)
      Convertible debt issued                                                         (6,000)                     -
                                                                                    --------                -------

     Net cash payments                                                              $  7,942                $10,789
                                                                                    ========                =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2001 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

         The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.       NET INCOME (LOSS) PER SHARE DATA:

         Net income (loss) per basic share is computed using the weighted average common shares outstanding. Net income (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding.

         The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:


     (in thousands)                                      Three Months Ended             Three Months Ended
                                                            June 30, 2002                  June 30, 2001
                                                        ------------------             ------------------
     Weighted average common shares
         outstanding                                          12,731                            12,267
     Stock options                                                --                               588
                                                              ------                            ------
     Weighted average shares                                  12,731                            12,855


         Options to purchase approximately 1,970,000 shares of common stock (approximately 465,000 shares of common stock equivalents) were outstanding during the three months ended June 30, 2002 but were not included in the computation of earnings (loss) per diluted share because the effect would be antidilutive. Options to purchase approximately 280,000 shares of common stock were outstanding during the three months ended June 30, 2001 but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                            KENDLE INTERNATIONAL INC.


         The net income used in computing net income per diluted share has been calculated as follows:


     (in thousands)                                       Six Months Ended               Six Months Ended
                                                            June 30, 2002                  June 30, 2001
                                                          ----------------               ----------------
     Net income per statement of operations                     $1,750                        $1,140
     Add: After-tax interest expense on
     convertible note                                               58                            --
                                                                ------                        ------
      Net income for diluted EPS calculation                    $1,808                        $1,140


         The weighted average shares used in computing net income per diluted share have been calculated as follows:


     (in thousands)                                       Six Months Ended               Six Months Ended
                                                            June 30, 2002                  June 30, 2001
                                                          ----------------               ----------------
     Weighted average common shares
         outstanding                                             12,671                         12,138
     Stock options                                                  518                            544
     Convertible note                                               266                             --
                                                                 ------                         ------
      Weighted average shares                                    13,455                         12,682


         Options to purchase approximately 871,000 and 410,000 shares of common stock were outstanding during the six months ended June 30, 2002 and 2001 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


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

         On January 29, 2002, the Company acquired substantially all of the assets of Clinical and Pharmacologic Research, Inc. (CPR) located in Morgantown, West Virginia. CPR specializes in Phase I studies for the generic drug industry, enabling the Company to expand into the generic drug market.

         Results of CPR are included in the Company's consolidated results from the date of acquisition.

         The aggregate purchase price was approximately $18.2 million, including approximately $8.1 million in cash (including acquisition costs), 314,243 shares of Common Stock valued at $4.1 million and a $6.0 million convertible subordinated note. The value of the shares issued was based on the average closing price of the Company's shares over the three-day period prior to the closing of the acquisition. The note is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time before January 29, 2005, the Maturity Date.

         The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The intangible asset represents one customer contract, the fair value of which was determined by a third party valuation. The intangible asset has been determined to have an indefinite life and will not be amortized, but instead will be reviewed for impairment at least annually. The contract was determined to have an indefinite useful life based on the unique nature of the services provided by CPR, the limited likelihood that a competitor would attempt to gain some of the business provided under this contract due to the barriers to entry and the historical relationship between CPR and the customer.


                                   At January 29,
                                        2002
                                   (in thousands)
                                   --------------

      Current assets                      $  1,241
      Fixed assets                             213
      Goodwill                               2,927
      Intangible asset                      15,000
                                  -----------------
      Total assets acquired                 19,381

      Liabilities assumed                    1,131
                                  -----------------

      Net assets acquired                 $ 18,250

         The former majority shareholder of CPR is no longer employed by CPR and never was employed by Kendle, but he does provide consulting services to Kendle. He is currently employed by the customer that accounts for the majority of CPR's current business as provided for in the contract discussed above.

         In February 2001, the Company acquired AAC Consulting Group, Inc., a full service regulatory consulting firm with offices in Rockville, Maryland. Aggregate purchase price including acquisition costs consisted of approximately $10.9 million in cash and 374,665 shares of the Company's Common Stock.

         The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of 2001:


     (in thousands)                                        Six Months Ended June         Six Months Ended June
                                                                 30, 2002                      30, 2001
                                                         --------------------------     ------------------------
     Net service revenues                                                  $88,416                      $76,341

     Net income                                                             $1,888                       $1,672

     Net income per diluted share                                            $0.14                        $0.13

     Weighted average shares                                                13,553                       13,551

     Pro-forma net income per above                                         $1,888                       $1,672





     Add: After-tax interest expense on

      convertible note                                                          68                           68

     Pro-forma net income for diluted EPS                                   $1,956                       $1,740


         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 2001, nor are they necessarily indicative of future operating results.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS:

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 the Company discontinued the amortization of goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

         The impact of discontinuing amortization of goodwill with indefinite lived intangible assets on net income, basic and diluted earnings per share for the quarter ended June 30, 2001 is approximately $637,000, or $0.05 per share on a basic and fully diluted basis. The impact of discontinuing amortization of goodwill with indefinite lived intangible assets on net income, basic and diluted earnings per share for the six months ended June 30, 2001 is approximately $1.2 million or $0.10 per basic share and $0.09 per fully diluted share. Adjusted net income, basic and diluted earnings per share for the three months ended June 30, 2001 was approximately $1.5 million or $0.12 per share on a basic and fully diluted basis. Adjusted net income, basic and diluted earnings per share for the six months ended June 30, 2001 was approximately $2.3 million or $0.19 per share on a basic and $0.18 per share on a fully diluted basis.

         Identifiable intangible assets as of June 30, 2002 are composed of:
(in thousands)
                                                     Carrying
                                                     Amount
     Non-amortizable intangible assets:
         Goodwill                                    $   89,718
         Customer contract                               15,000
     Amortizable intangible assets                          --
                                                     ----------
      Total                                          $  104,718


5.   DEBT:

         In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. The Facility is composed of a $23.0 million revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The $23.0 million facility bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate (as defined).

         The $5.0 million facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). Under terms of the credit agreement, revolving loans are convertible into term loans within the facility if used for acquisitions. The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels. At June 30, 2002, no amounts were outstanding under the Company's $23 million revolving credit loan and $4.5 million was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the $15.0 million term loan at a rate of 3.3% and on the $4.5 million outstanding under the Multicurrency Facility at a weighted average rate of 4.6%. Principal payments of $750,000 are due on the last business day of each quarter through March of 2007.

         Effective July 1, 2002 the Company entered into an interest rate swap to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap, the interest rate on the term loan is fixed at 4.32% plus a margin of 1.5%. The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap will be recorded in Other Comprehensive Income on the Balance Sheet.

         With the acquisition of CPR the Company entered into a $6,000,000 convertible note payable to the shareholders of CPR. The principal balance is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a three-year United States Treasury Note.

6.  INVESTMENT

         In January 1999, the Company acquired a minority interest in Digineer, Inc. (Digineer), formerly known as Component Software International, Inc.), a healthcare consulting and software development company, for approximately $1.6 million in cash and 19,995 shares of the Company's common stock. This investment has been accounted for under the cost method.

         During the second quarter of 2002, Digineer adopted a plan to cease operations. As a result of this action, the Company has determined that its investment in Digineer is impaired. In the second quarter of 2002, the Company recorded a $1.9 million non-cash charge in "Other Income/(Expense)" to reflect the write-off of this investment. The write-off is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company has recorded a valuation allowance against the deferred tax asset relating to the Digineer write-off and no income tax benefit has been recorded.

7.  SEGMENT INFORMATION

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

8.       NEW ACCOUNTING PRONOUNCEMENTS:

         In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 will be required for exit or disposal activities of the Company initiated after December 31, 2002, with earlier adoption encouraged.

         In November 2001, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue and expenses in the Statements of Operations. The Company implemented this rule beginning in the first quarter of 2002 and has restated comparative information for 2001. The implementation of the new guidelines has no impact on income from operations or net income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and six months ended June 30, 2002 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

         Kendle International Inc. (the "Company") is an international contract research organization (CRO) that provides integrated clinical research services including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consultation and organizational, meeting management and publications services on a contract basis to the pharmaceutical and biotechnology industries. The Company had been managed through two reportable segments, the Phase I through IV contract research services group, which among other services, includes investigator meetings, pharmacoeconomics, post-marketing surveillance, and labeling studies, and the medical communications group. Effective January 1, 2002, the Company launched a new strategic initiative, Medical Affairs Medical Marketing (MAMM). The MAMM service offering is intended to provide a more comprehensive Phase IV product to the Company's customers, including post-marketing activities such as publications and symposia in support of new product launches. As a result, the former medical communications group is now being managed as part of MAMM and their service capabilities have been incorporated into the Company's overall Phase IV suite of products. As such the medical communications group, which had principally focused on organizational, meeting management and publication services for professional organizations and pharmaceutical companies has been restructured and integrated with the contract research services group.

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

         The Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by its customers. Effective January 1, 2002 in connection with the implementation of EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms so the Company recognizes these costs as part of net service revenues and direct costs.

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

ACQUISITIONS

         In January 2002, the Company acquired the assets of Clinical and Pharmacologic Research, Inc. (CPR), located in Morgantown, West Virginia. CPR specializes in Phase I studies for the generic drug industry. Total acquisition costs consisted of approximately $8.1 million cash, 314,243 shares of the Company's common stock valued at $4.1 million and a $6.0 million convertible subordinated note. The note is convertible at the holders' option into 314,243 shares of the Company's common stock at any time before January 29, 2005, the Maturity Date. If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years.

         The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows:

                                   At January 29,
                                        2002
                                   (in thousands)

      Current assets                      $  1,241
      Fixed assets                             213
      Goodwill                               2,927
      Intangible asset                      15,000
                                  -----------------
      Total assets acquired                 19,381

      Liabilities assumed                    1,131
                                  -----------------

      Net assets acquired                 $ 18,250




         The intangible asset is based on a third-party valuation of a customer contract acquired and has been determined to have an indefinite useful life and will not be amortized, but instead will be reviewed for impairment at least annually. The contract was determined to have an indefinite useful life based on the unique nature of the services provided by CPR, the limited likelihood that a competitor would attempt to gain some of the business provided under this contract due to the barriers to entry and the historical relationship between CPR and the customer.

         The former majority shareholder of CPR is no longer employed by CPR and never was employed by Kendle, but he does provide consulting services to Kendle. He is currently employed by the customer that accounts for the majority of CPR's current business as provided for in the contract discussed above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Net service revenues increased 13% to $43.7 million in the second quarter of 2002 from $38.7 million in the second quarter of 2001. Excluding the impact of foreign currency exchange rates, net service revenues increased 12% in the second quarter of 2002. The 13% increase in net service revenues was composed of growth from acquisitions of 6% and organic growth in revenues of 7%. The growth in organic service revenues is primarily attributable to the increased level of clinical development activity in 2002. Approximately 25% of the Company's net service revenues were derived from operations outside the United States in the second quarter of 2002 compared to 32% in the corresponding period in 2001. The top five customers based on net service revenues contributed approximately 45% of net revenues during the quarter. Net service revenues from Pharmacia Inc. accounted for approximately 20% of total second quarter 2002 net service revenues. The Company's net service revenues from Pharmacia Inc. are derived from numerous projects that vary in size, duration and therapeutic indication.

         Direct costs increased by 11% from $23.9 million in the second quarter 2001 to $26.5 million in the second quarter 2002. The 11% increase in direct costs is composed of a 7% increase in organic direct costs and a 4% increase in direct costs due to the impact of acquisitions. The increase in organic direct costs is primarily a result of an increase in employee and contractor costs to support the increased revenue base. Direct costs expressed as a percentage of net service revenues were 60.7% for the three months ended June 30, 2002 compared to 61.8% for the three months ended June 30, 2001. The decrease in these costs as a percentage of net service revenues is due to the mix of contracts and services provided by the Company in the second quarter of 2002 compared to the second quarter of 2001.

         Selling, general and administrative expenses increased by 16% or $1.7 million, to $12.4 million in the second quarter 2002 compared to $10.7 million in the second quarter 2001. The 16% increase in selling, general and administrative expenses is composed of a 14% increase in organic SG&A costs and a 2% increase in SG&A costs due to the impact of acquisitions. The increase in organic SG&A costs is primarily due to increased employee-related costs such as salaries, training costs and other employee costs incurred to support the larger revenue base. Selling, general and administrative expenses expressed as a percentage of net service revenues were 28.4% for the three months ended June 30, 2002 compared to 27.7% for the corresponding 2001 period. The increase in SG&A costs as a percentage of net revenues is due to the increased salaries and employee-related costs.

         Depreciation and amortization expense decreased by 16% in the second quarter of 2002 compared to the second quarter of 2001. The decrease is due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, which has eliminated the amortization of goodwill and other indefinite lived intangible assets. See the discussion on SFAS No. 142 in the New Accounting Pronouncements section of Management's Discussion and Analysis. Eliminating goodwill amortization in 2001, adjusted net income in the second quarter of 2001 would have been approximately $1.5 million, or $0.12 per diluted share

         In the second quarter of 2002, the Company recorded a non-recurring $1.9 million non-cash charge to reflect the impairment write-off of its investment in Digineer, Inc. (Digineer), a healthcare consulting and software development company that during the quarter adopted a plan to cease operations. This charge is recorded in "Other income (expense)" in the Company's Statements of Operations.

         Including the effect of the investment impairment charge, the net loss for the quarter was $367,000, or $0.03 per share. Excluding the effects of this charge, net income for the quarter would have been $1.6 million, or $0.12 per diluted share compared with $878,000, or $0.07 per diluted share during the same period a year ago.

         Net income used in calculating earnings per diluted share excluding the impact of the Digineer write-off in the second quarter of 2002 is calculated as follows:

Net income, excluding Digineer write-off               $1,571
Add: After tax interest expense on convertible note        35
                                                     --------

Net income for diluted EPS calculation
         (excluding Digineer write-off)                $1,606

         The weighted average shares used in computing diluted earnings per share excluding the impact of the Digineer write-off has been calculated as follows:

Weighted average shares outstanding:                   12,731
Stock options                                             465
Convertible note                                          314
                                                      -------

Weighted average shares, excluding Digineer write-off  13,510

         In the second quarter of 2002, the Company continued to be impacted by lower results from its medical communications activities as a result of the transition to a broader Medical Affairs/Medical Marketing service offering. Future quarters in 2002 may experience results similar to the first and second quarters of 2002 as the Company continues the implementation of its broader Phase IV service offerings.

         The effective tax rate for the three months ending June 30, 2002 was 152.4%. The write-off of the Digineer investment is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company has recorded a valuation allowance against the deferred tax asset relating to the Digineer write-off and no income tax benefit has been recorded. Excluding the impact of the investment impairment write-off, the Company's effective tax rate would have been 40.4% for the three months ended June 30, 2002 as compared to 42.1% for the three months ended June 30, 2001. The decrease in the effective tax rate is primarily due to the impact of non-deductible goodwill amortization on the effective tax rate in 2001 that was eliminated in 2002.



SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net service revenues increased 24% to $87.6 million during the first six months of 2002 from $70.9 million in the first six months of 2001. Excluding the impact of foreign currency exchange rates, net service revenues increased 23% in the first half of 2002. The 24% increase in net service revenues was composed of growth from acquisitions of 8% and organic growth in revenues of 16%. The growth in organic service revenues is primarily attributable to the increased level of clinical development activity in 2002. Approximately 27% of the Company's net service revenues were derived from operations outside the United States in the first six months of 2002 compared to 33% in the corresponding period in 2001. The top five customers based on net service revenues contributed approximately 46% of net revenues during the first half of 2002. Net service revenues from Pharmacia Inc. accounted for approximately 18% of total six month 2002 net service revenues. The Company's net service revenues from Pharmacia Inc. are derived from numerous projects that vary in size, duration and therapeutic indication.

         Direct costs increased by 20% from $43.6 million in the first six months of 2001 to $52.5 million in the first six months of 2002. The 20% increase in direct costs is composed of a 12% increase in organic direct costs and an 8% increase in direct costs due to the impact of acquisitions. The increase in organic direct costs is primarily a result of an increase in employee and contractor costs to support the increased revenue base. Direct costs expressed as a percentage of net service revenues were 60.0% for the six months ended June 30, 2002 compared to 61.5% for the six months ended June 30, 2001. The decrease in these costs as a percentage of net service revenues is due to the mix of contracts and services provided by the Company in the first six months of 2002 compared to the corresponding period of 2001.

         Selling, general and administrative expenses increased by 20% or $4.0 million, to $24.7 million in the first half of 2002 compared to $20.7 million in first half of 2001. The 20% increase in selling, general and administrative expenses is composed of a 16% increase in organic SG&A costs and a 4% increase in SG&A costs due to the impact of acquisitions. The increase in organic SG&A costs is primarily due to increased employee-related costs such as salaries, training costs and other employee costs incurred to support the larger revenue base. Selling, general and administrative expenses expressed as a percentage of net service revenues were 28.2% for the six months ended June 30, 2002 compared to 29.1% for the corresponding 2001 period. The decrease in SG&A costs as a percentage of net revenues is as a result of the Company's ability to leverage these costs over a higher revenue base.

         Depreciation and amortization expense decreased by 16% in the six months ending June 30, 2002 compared to the corresponding period in 2001. The decrease is due to the implementation of SFAS No. 142, which has eliminated the amortization of goodwill and other indefinite lived intangible assets. See the discussion of SFAS No. 142 in the New Accounting Pronouncements section of Management's Discussion and Analysis. Eliminating goodwill amortization in 2001, adjusted net income in the first six months of 2001 would have been approximately $2.3 million, or $0.18 per diluted share.

         In the second quarter of 2002, the Company recorded a non-recurring $1.9 million non-cash charge to reflect the impairment write-off of its investment in Digineer, a healthcare consulting and software development company that during the quarter adopted a plan to cease operations. This charge is recorded in "Other income (expense)" in the Company's Statements of Operations.

         Including the effect of the investment impairment charge, net income for the six months ended June 30, 2002 was $1.8 million or $0.13 per diluted share. Excluding the effects of this charge, net income for the first half of 2002 would have been $3.7 million, or $0.28 per diluted share compared with $1.1 million, or $0.09 per diluted share during the same period a year ago.

         Net income for the first half of 2002 used in calculating earnings per diluted share excluding the impact of the Digineer write-off is calculated as follows:

Net income, excluding Digineer write-off                $3,688
Add: After tax interest expense on convertible note         58
                                                      --------
Net income for diluted EPS calculation, excluding
         Digineer write-off                             $3,746

         The pro-forma weighted average shares used in computing diluted earnings per share excluding the impact of the Digineer write-off has been calculated as follows:

Weighted average shares outstanding:                     12,671
Stock options                                               518
Convertible note                                            266
                                                        -------

Weighted average shares, excluding Digineer write-off    13,455

         In the first six months of 2002, the Company was impacted by lower results from its medical communications activities as a result of the transition to a broader Medical Affairs/Medical Marketing service offering. Future quarters in 2002 may experience results similar to the first and second quarters of 2002 as the Company continues the implementation of its broader Phase IV service offerings.

         The effective tax rate for the six months ending June 30, 2002 was 58.2%. The write-off of the Digineer investment is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company has recorded a valuation allowance against the deferred tax asset relating to the Digineer write-off and no income tax benefit has been recorded. Excluding the impact of the investment impairment write-off, the Company's effective tax rate would have been 39.8% for the six months ended June 30, 2002 as compared to 42.3% for the six months ended June 30, 2001. The decrease in the effective tax rate is primarily due to the impact of non-deductible goodwill amortization on the effective tax rate in 2001 that was eliminated in 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $0.4 million for the six months ended June 30, 2002 primarily as a result of cash provided by operating and financing activities of $9.4 million and $4.4 million, respectively, offset by cash used in investing activities of $14.5 million. Net cash provided by operating activities primarily resulted from net income adjusted for non-cash activity and a decrease in accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings decreased to $38.1 million at June 30, 2002 from $40.7 million at December 31, 2001.

         Investing activities for the six months ended June 30, 2002 consisted primarily of $7.9 million in costs incurred related to the Company's acquisition of CPR, net of cash acquired, and capital expenditures of approximately $3.6 million.

         Financing activities for the six months ended June 30, 2002 consisted primarily of net borrowings of $5.0 million under the Company's credit facilities that were used to finance the Company's acquisition of CPR.

         The Company had available for sale securities totaling $22.2 million at June 30, 2002.

         In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. The Facility is composed of a $23.0 million revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The $23.0 million facility bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate (as defined).

         The $5.0 million Multicurrency Facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). Under terms of the credit agreement, revolving loans are convertible into term loans within the facility if used for acquisitions. The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels. At June 30, 2002, there were no amounts outstanding under the Company's $23 million revolving credit loan and $4.5 million was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the $15.0 million term loan at a rate of 3.3% and on the $4.5 million outstanding under the Multicurrency Facility at a weighted average rate of 4.6%. Principal payments of $750,000 are due on the term note on the last business day of each quarter through March of 2007.

         Effective July 1, 2002 the Company entered into an interest rate swap to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap, the interest rate on the term loan is fixed at 4.32% plus a margin of 1.5%. The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap will be recorded in Other Comprehensive Income on the Balance Sheet.

         With the acquisition of CPR, on January 29, 2002 the Company entered into a $6,000,000 convertible note payable to the shareholders of CPR. The principal balance is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity
Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a three-year United States Treasury Note.

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

MARKET RISK

Interest Rates

         The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under its Credit Facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At June 30, 2002, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $2.2 million. The Company is also exposed to interest rate changes on its variable rate borrowings. Based on the Company's June 30, 2002 amounts outstanding under Credit Facilities, a one- percent change in the weighted-average interest rate would change the Company's annual interest expense by approximately $195,000.

         In July 2002, the Company entered into an interest rate swap with the intent of managing the interest rate risk on its five-year term loan. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a principal amount and an agreed-upon fixed or floating rate, for a defined period of time. See discussion of debt in the Liquidity and Resources section of the Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were $(2.3) million at June 30, 2002 compared to $(3.8) million at December 31, 2001.

KEY ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.

         The majority of the Company's revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based on assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management reviews the budget on each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. Historically, the majority of the Company's estimates have been materially correct, but there can be no guarantee that these estimates will continue to be accurate. As the work progresses, original estimates might be changed due to changes in the scope of the work. The Company attempts to negotiate contract amendments with the sponsor to cover these services provided outside the terms of the original contract. However, there can be no guarantee that the sponsor will agree to proposed amendments, and the Company ultimately bears the risk of cost overruns. In certain instances, the Company may have to commit additional resources to existing projects, resulting in lower gross margins.

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

         The Company has a 50% owned joint-venture investment with KendleWits, a company located in China. This investment is accounted for under the equity method. To date, the Company has contributed approximately $750,000 for the capitalization of KendleWits and the carrying value at June 30, 2002 is approximately $500,000. Future capitalization needs will be dependent upon the on-going capitalization needs of KendleWits and the Company's willingness to provide additional capital. The Company is not obligated to make any additional investment in KendleWits and currently has no plans to do so. Results of KendleWits may vary, and are dependent upon the demand for clinical research services in China and the ability of KendleWits to generate additional business.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 will be required for exit or disposal activities of the Company initiated after December 31, 2002, with early adoption encouraged.

         In November 2001, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue and expenses in the Statements of Operations. The Company implemented this rule beginning in the first quarter of 2002 and has restated comparative information for 2001. The implementation of the new guidelines has no impact on income from operations or net income.

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

         Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical industry, changes in the financial conditions of the Company's customers, potential mergers and acquisitions in the pharmaceutical industry, the Company's ability to manage growth and to continue to attract and retain qualified personnel, the Company's ability to complete additional acquisitions and to integrate newly acquired businesses, the Company's ability to penetrate new markets, competition and consolidation within the industry, the ability of joint venture businesses to be integrated with the Company's operations, the fixed price nature of contracts or the loss of large contracts, cancellation or delay of contracts, the progress of ongoing projects, cost overruns, fluctuations in the Company's sales cycle, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, the carrying value of and impairment of the Company's investments and the other risk factors set forth in the Company's SEC filings, copies of which are available upon request from the Company's investor relations department. No assurance can be given that the Company will be able to realize the net revenues included in backlog and verbal awards. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities and Use of Proceeds -  None

Item 3.           Defaults upon Senior Securities - Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders  -

         The Annual Meeting of Shareholders of the Company was held May 16, 2002. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Philip E. Beekman, Christopher C. Bergen, Robert Buck, Timothy M. Mooney, Dr. Donald C. Harrison and Robert C. Simpson. Shares were voted as follows: Candace Kendle (FOR: 9,907,295 WITHHELD:
1,971,148), Philip E. Beekman (FOR: 11,389,808 WITHHELD: 488,635), Christopher
C. Bergen (FOR: 10,160,444 WITHHELD: 1,717,999), Robert R. Buck (FOR: 11,404,154
WITHHELD: 474,289), Timothy M. Mooney (FOR: 10,146,344 WITHHELD: 1,732,099), Dr.
Donald C. Harrison (FOR: 11,629,354 WITHHELD: 249,089) and Robert C. Simpson (FOR: 11,404,054 WITHHELD: 474,389).

         In addition, the Shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the calendar year 2002. In connection with such ratification, 11,325,249 shares were voted for ratification, 552,290 shares cast against, and 904 shares cast to abstain.

Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K --

         (a) Exhibits

         10.23 Amended and Restated Credit Agreement dated as of June 3, 2002 among Kendle International Inc., The Several Lenders From Time to Time Party Hereto and Bank One, NA, as Agent

         99.1     Statement of Chief Executive Officer
         99.2     Statement of Chief Financial Officer

         (b) Reports filed on Form 8-K during the quarter:

         The Company filed Form 8-K on June 14, 2002 to disclose the $1.9 million write-off of its investment in Digineer, Inc., a healthcare consulting and software development company that adopted a plan to cease operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   KENDLE INTERNATIONAL INC.



                                   By: /s/ Candace Kendle
Date: August 14, 2002                  ----------------------------------------
                                       Candace Kendle
                                       Chairman of the Board and Chief
                                       Executive Officer



                                   By: /s/ Timothy M. Mooney
                                       ----------------------------------------
Date: August 14, 2002                  Timothy M. Mooney
                                       Executive Vice President - Chief
                                       Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                   Description
         --------                   -----------

         10.23                              Amended and Restated Credit Agreement dated as of June 3, 2002 among Kendle
                                            International Inc., The Several Lenders From Time to Time Party Hereto and Bank
                                            One, NA, as Agent

         99.1                               Statement of Chief Executive Officer
         99.2                               Statement of Chief Financial Officer


