Form 10-Q
period 2002-09-30
KENDLE INTERNATIONAL INC
filed 2002-11-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________ TO ___________

                      Commission file number 000-23019
                                             ---------


                            KENDLE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                         31-1274091
--------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organization)


441 Vine Street, Suite 1200, Cincinnati, Ohio                  45202
--------------------------------------------------------------------------------
(Address of principal executive offices)                     Zip Code



Registrant's telephone number, including area code         (513) 381-5550
                                                    ----------------------------



--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,804,597 shares of Common Stock, no par value, as of October 31, 2002.

                            KENDLE INTERNATIONAL INC.

                                      INDEX


                                                                                                          Page

Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets -September 30, 2002
                           and December 31, 2001                                                           3

                     Condensed Consolidated Statements of Income - Three
                           Months Ended September 30, 2002 and 2001; Nine Months
                           Ended September 30, 2002 and 2001                                               4

                     Condensed Consolidated Statements of Comprehensive Income  -
                           Three Months Ended September 30, 2002 and 2001; Nine Months
                           Ended September 30, 2002 and 2001                                               5

                     Condensed Consolidated Statements of Cash Flows - Nine
                           Months Ended September 30, 2002 and 2001                                        6

                     Notes to Condensed Consolidated Financial Statements                                  7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      15

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                            28

         Item 4.     Controls and Procedures                                                              28

Part II.           Other Information                                                                      29

         Item 1.     Legal Proceedings                                                                    29

         Item 2.     Changes in Securities and Use of Proceeds                                            29

         Item 3.     Defaults upon Senior Securities                                                      29

         Item 4.     Submission of Matters to a Vote of Security Holders                                  29

         Item 5.     Other Information                                                                    29

         Item 6.     Exhibits and Reports on Form 8-K                                                     29

Signatures                                                                                                30

Exhibit Index                                                                                             35


                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                                September 30,    December 31,
                                                                                     2002             2001
                                                                                 -------------    ------------
                                                                                   (unaudited)      (note 1)

                                           ASSETS

Current assets:
     Cash and cash equivalents                                                      $   6,701      $   6,016
     Available for sale securities                                                     22,045         19,508
     Accounts receivable                                                               51,036         59,611
     Other current assets                                                               8,986          5,305
                                                                                    ---------      ---------
               Total current assets                                                    88,768         90,440
                                                                                    ---------      ---------
Property and equipment, net                                                            18,783         16,407
Goodwill                                                                               89,320         86,094
Other indefinite-lived intangible assets                                               15,000           --
Other assets                                                                            9,293         11,110
                                                                                    ---------      ---------
               Total assets                                                         $ 221,164      $ 204,051
                                                                                    =========      =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of obligations under capital leases                            $     781      $     660
     Current portion of amounts outstanding under credit facilities                     6,369         14,195
     Trade payables                                                                     5,728          6,502
     Advance billings                                                                  18,950         18,951
     Other accrued liabilities                                                         11,862         13,468
                                                                                    ---------      ---------
         Total current liabilities                                                     43,690         53,776
                                                                                    ---------      ---------
Obligations under capital leases, less current portion                                  1,619          1,362
Convertible note                                                                        6,000           --
Long-term debt                                                                         10,500           --
Other noncurrent liabilities                                                            7,673          6,606
                                                                                    ---------      ---------
         Total liabilities                                                             69,482         61,744
                                                                                    ---------      ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 12,798,551 and
         12,399,406 shares issued and 12,778,654 and 12,382,126
         outstanding at September 30, 2002 and December 31, 2001, respectively             75             75
     Additional paid in capital                                                       133,936        128,986
     Retained earnings                                                                 20,975         17,322
     Accumulated other comprehensive loss:
         Net unrealized holding gains on available for sale securities                      3             35
         Net unrealized holding loss on interest rate swap agreement                     (564)          --
         Foreign currency translation adjustment                                       (2,350)        (3,761)
                                                                                    ---------      ---------
               Total accumulated other comprehensive loss                              (2,911)        (3,726)
     Less: Cost of common stock held in treasury, 19,897 and 17,280 shares at
        September 30, 2002  and December 31, 2001, respectively                          (393)          (350)
                                                                                    ---------      ---------
         Total shareholders' equity                                                   151,682        142,307
                                                                                    ---------      ---------
               Total liabilities and shareholders' equity                           $ 221,164      $ 204,051
                                                                                    =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(in thousands, except per share data)       For the Three Months Ended        For the Nine Months Ended
                                                    September 30,                    September 30,
                                            --------------------------        --------------------------
                                               2002             2001             2002             2001
                                            ---------        ---------        ---------        ---------

Net service revenues                        $  40,966        $  39,439        $ 128,581        $ 110,353
Reimbursable out-of-pocket revenues            11,468            8,252           35,997           28,726
                                            ---------        ---------        ---------        ---------
Total revenues                                 52,434           47,691          164,578          139,079
                                            ---------        ---------        ---------        ---------

Costs and expenses:
     Direct costs                              23,900           23,641           76,438           67,284
     Reimbursable out-of-pocket costs          11,468            8,252           35,997           28,726
     Selling, general and
         administrative expenses               11,321           11,350           36,032           32,008
     Depreciation and amortization              2,141            2,535            6,196            7,335
     Office consolidation costs                   321             --                321             --
                                            ---------        ---------        ---------        ---------
                                               49,151           45,778          154,984          135,353
                                            ---------        ---------        ---------        ---------
        Income from operations                  3,283            1,913            9,594            3,726

Other income (expense):
     Interest income                              173              217              474              721
     Interest expense                            (361)            (238)            (907)            (617)
     Other                                        128              215              186              253
     Investment impairment                       --               --             (1,938)            --
                                            ---------        ---------        ---------        ---------
Income before income taxes                      3,223            2,107            7,409            4,083

Income tax expense                              1,320              934            3,756            1,770
                                            ---------        ---------        ---------        ---------

        Net income                          $   1,903        $   1,173        $   3,653        $   2,313
                                            =========        =========        =========        =========


Income per share data:
Basic:
      Net income per share                  $    0.15        $    0.09        $    0.29        $    0.19
                                            =========        =========        =========        =========

      Weighted average shares                  12,777           12,350           12,707           12,210

Diluted:
      Net income per share                  $    0.14        $    0.09        $    0.28        $    0.18
                                            =========        =========        =========        =========

      Weighted average shares                  13,441           13,044           13,188           12,803


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



(in thousands)                                        For the Three Months Ended    For the Nine Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    -------------------------
                                                         2002           2001           2002           2001
                                                        -------        -------        -------        -------

Net income                                              $ 1,903        $ 1,173        $ 3,653        $ 2,313
                                                        -------        -------        -------        -------
Other comprehensive income:

     Foreign currency translation adjustment                (63)           943          1,411           (555)

     Net unrealized holding gains (losses) on
        available for sale securities arising
        during the period, net of tax                        (7)            34            (32)           154
     Reclassification adjustment for holding
       losses included in net income, net of tax           --              (21)          --                5
                                                        -------        -------        -------        -------
     Net change in unrealized holding gains
        (losses) on available for sale securities            (7)            13            (32)           159

     Net unrealized holding gains (losses) on
        interest rate swap agreement                       (564)          --             (564)          --
                                                        -------        -------        -------        -------

Comprehensive income                                    $ 1,269        $ 2,129        $ 4,468        $ 1,917
                                                        =======        =======        =======        =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           KENDLE INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

(in thousands)                                                                 For the Nine Months Ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                 2002            2001
                                                                               --------        --------

Net cash provided by operating activities                                      $ 17,083        $  3,670
                                                                               --------        --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities         28,401          34,276
     Purchases of available for sale securities                                 (31,463)        (34,824)
     Acquisitions of property and equipment                                      (5,441)         (3,173)
     Additions to software costs                                                 (1,661)         (2,356)
     Acquisition of businesses, less cash acquired                               (7,942)        (10,789)
     Contingent purchase price paid in connection with prior acquisition           --            (2,144)
     Other                                                                         --                (5)
                                                                               --------        --------
Net cash used in investing activities                                           (18,106)        (19,015)
                                                                               --------        --------

Cash flows from financing activities:
     Net proceeds under credit facilities                                         2,301          14,450
     Net proceeds (repayments) - book overdraft                                    (470)            393
     Proceeds from exercise of stock options                                        294             458
     Payments on capital lease obligations                                         (605)           (667)
     Other                                                                          (32)            (14)
                                                                               --------        --------
Net cash provided by financing activities                                         1,488          14,620
                                                                               --------        --------

Effects of exchange rates on cash and cash equivalents                              220            (258)


Net increase (decrease) in cash and cash equivalents                                685            (983)
Cash and cash equivalents:
     Beginning of period                                                          6,016           6,709
                                                                               --------        --------
     End of period                                                             $  6,701        $  5,726
                                                                               ========        ========

Supplemental schedule of noncash investing and financing activities:
--------------------------------------------------------------------

Issuance of Common Stock in connection with contingent
     purchase price relating to prior acquisition                              $   --          $    796
                                                                               ========        ========

Issuance of Common Stock in connection with Employee
     Stock Purchase Plan                                                       $    431        $    388
                                                                               ========        ========

Acquisition of Businesses:

      Fair value of assets acquired (net of cash acquired)                     $ 19,165        $ 16,474
      Fair value of liabilities assumed                                          (1,131)         (1,812)
      Common stock issued                                                        (4,092)         (3,873)
      Convertible debt issued                                                    (6,000)           --
                                                                               --------        --------

     Net cash payments                                                         $  7,942        $ 10,789
                                                                               ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2001 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

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

         The weighted average shares used in computing net income per diluted share have been calculated as follows:

(in thousands)                   Three Months Ended    Three Months Ended
                                 September 30, 2002    September 30, 2001
                                 ------------------    ------------------

Weighted average common shares
    outstanding                         12,777               12,350
Stock options                              350                  663
Convertible note                           314                   --
Contingently issuable shares                --                   31
                                        ------               ------
Weighted average shares                 13,441               13,044

(in thousands)                   Nine Months Ended     Nine Months Ended
                                 September 30, 2002    September 30, 2001
                                 ------------------    ------------------

Weighted average common shares
    outstanding                         12,707          12,210
Stock options                              481             583
Contingently issuable shares              --                10
                                        ------          ------
 Weighted average shares                13,188          12,803

         The net income used in computing net income per diluted share has been calculated as follows:

     (in thousands)                     Three Months Ended    Three Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
Net income per Statements of Income           $1,903                $1,173
Add: after-tax interest expense on
convertible note                                  35                  --
                                              ------                ------
 Net income for diluted EPS calculation       $1,938                $1,173


(in thousands)                          Nine Months Ended     Nine Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
Net income per Statements of Income           $3,653                $2,313

     Options to purchase approximately 1,338,000 and 581,000 shares of common stock were outstanding during the three months ended September 30, 2002 and 2001 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     Options to purchase approximately 907,000 and 712,000 shares of common stock were outstanding during the nine months ended September 30, 2002 and 2001 respectively, but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3.       ACQUISITIONS:

         Details of the Company's acquisitions in 2002 and 2001 are listed below. The acquisitions have been accounted for using the purchase method of accounting.

         Valuation of Common Stock issued in the acquisitions was based on an appraisal obtained by the Company on previously similarly structured acquisitions, which provided for a discount of the shares due to lock-up restrictions and the lack of registration of the shares.

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

                             At January 29,
                                 2002
                            (in thousands)
                            --------------

Current assets                 $ 1,241
Fixed assets                       213
Goodwill                         2,927
Intangible asset                15,000
                               -------
Total assets acquired           19,381

Liabilities assumed              1,131
                               -------

Net assets acquired            $18,250


         The goodwill and the intangible asset acquired in the acquisition are deductible for income tax purposes over a 15-year period.

         The former majority shareholder of CPR is no longer employed by CPR and never was employed by Kendle, but he has provided consulting services to Kendle. He currently also provides consulting services to the customer that accounts for the majority of CPR's current business as provided for in the contract discussed above.

         In February 2001, the Company acquired AAC Consulting Group, Inc.
(AAC), a full service regulatory consulting firm with offices in Rockville, Maryland. Aggregate purchase price including acquisition costs consisted of approximately $10.9 million in cash and 374,665 shares of the Company's Common Stock valued at $3.9 million. Results of AAC are included in the Company's consolidated results from the date of acquisition.

         The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of 2001:


(in thousands)                                   Nine Months Ended     Nine Months Ended
                                                 September 30, 2002    September 30, 2001
                                                 ------------------    ------------------

Net service revenues                                    $129,382          $117,553

Net income                                              $  3,791          $  3,439

Net income per diluted share                            $   0.29          $   0.26

Weighted average shares                                   13,534            13,511

Pro-forma net income per above                          $  3,791          $  3,439

Add: after-tax interest expense on convertible
note                                                         103               103

Pro-forma net income for diluted EPS                    $  3,894          $  3,542


         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 2001, nor are they necessarily indicative of future operating results.

4.       OFFICE CONSOLIDATION COSTS:

         On August 29, 2002, the Company committed to a plan that will consolidate its three New Jersey offices into one central office, located in Cranford, New Jersey. The Company currently maintains separate offices in Princeton, Cranford and Ft. Lee, New Jersey. The leases in the Ft. Lee and Princeton offices expire during the fourth quarter of 2002 and the first quarter of 2003, respectively. The Company plans to vacate these offices in the fourth quarter in advance of the expiration of each of the respective office leases.

         As part of this plan, the Company will eliminate approximately 25 full-time positions. Through September 30, 2002, the Company has eliminated 7 of these positions. The remainder of the positions will be eliminated in the fourth quarter of 2002.

         In connection with the office consolidation, the Company recorded a pre-tax charge of $321,000 in the third quarter of 2002, consisting primarily of facility lease costs and severance and outplacement costs. As of September 30, 2002, $310,000 remains accrued and is reflected in Other Accrued Liabilities in the Company's Balance Sheet. The amounts accrued as office consolidation costs are detailed as follows:


(in thousands)                  Employee     Facilities      Other         Total
                               Severance
                                  ----          ----          ----          ----

Amount Accrued                    $172          $ 97          $ 52          $321
Amount Paid                        --            --             11            11
                                  ----          ----          ----          ----
Liability at Sept.30, 2002        $172          $ 97          $ 41          $310


5.       GOODWILL AND OTHER INTANGIBLE ASSETS:

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 the Company discontinued the amortization of goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

         The impact of discontinuing amortization of goodwill with indefinite lived intangible assets on net income, basic and diluted earnings per share for the quarter ended September 30, 2001 is approximately $638,000, or $0.05 per share on a basic and fully diluted basis. The impact of discontinuing amortization of goodwill with indefinite lived intangible assets on net income, basic and diluted earnings per share for the nine months ended September 30, 2001 is approximately $1.8 million or $0.15 per basic share and $0.14 per fully diluted share. Adjusted net income, basic and diluted earnings per share for the three months ended September 30, 2001 was approximately $1.8 million or $0.15 per basic share and $0.14 per fully diluted share. Adjusted net income, basic and diluted earnings per share for the nine months ended September 30, 2001 was approximately $4.2 million or $0.34 per share on a basic and $0.32 per share on a fully diluted basis.

         Identifiable intangible assets as of September 30, 2002 and December 31, 2002 are composed of:

(in thousands)                           Sept. 30, 2002     Dec. 31, 2001
                                            Carrying          Carrying
                                             Amount            Amount
Non-amortizable intangible assets:
    Goodwill                                $ 89,320          $ 86,094
    Customer contract                         15,000              --
Amortizable intangible assets                   --                --
                                            --------          --------
Total                                       $104,320          $ 86,094

6.       DEBT:

         In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. The Facility is composed of a $23.0 million revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The $23.0 million facility bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate (as defined in the agreement which is included under Exhibit 10.23 in the Company's Form 10-Q for the quarter period ended June 30, 2002).

         The $5.0 million facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a pound sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). Under terms of the credit agreement, revolving loans are convertible into term loans within the facility if used for acquisitions. The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels. At

September 30, 2002, no amounts were outstanding under the Company's $23 million revolving credit loan, $13.5 million was outstanding under the term loan, and $3.4 million was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.82% and on the $3.4 million outstanding under the Multicurrency Facility at a weighted average rate of 4.8%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March of 2007.

         Effective July 1, 2002 the Company entered into an interest rate swap to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap, the interest rate on the term loan is fixed at 4.32% plus a margin of 1.5%. The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Other Comprehensive Income on the Balance Sheet. At September 30, 2002, approximately $564,000 has been recorded in Other Comprehensive Income to reflect a decrease in the fair market value of the swap.

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

7.       INVESTMENT

         In January 1999, the Company acquired a minority interest in Digineer, Inc. (Digineer, formerly known as Component Software International, Inc.), a healthcare consulting and software development company, for approximately $1.6 million in cash and 19,995 shares of the Company's common stock. This investment has been accounted for under the cost method.

         During the second quarter of 2002, Digineer adopted a plan to cease operations. As a result of this action, the Company determined that its investment in Digineer was impaired. In the second quarter of 2002, the Company recorded a $1.9 million non-cash charge in "Other Income/(Expense)" to reflect the write-off of this investment. The write-off is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company has recorded a valuation allowance against the deferred tax asset relating to the Digineer write-off and no income tax benefit has been recorded.

8.       SEGMENT INFORMATION

         Effective January 1, 2002, the Company integrated the medical communications group into its Phase IV product and services offering. As a result, the Company is now managed under a single operating segment referred to as contract research services, which encompasses Phase I through IV services.

         Prior to January 1, 2002, the Company was managed through two operating segments, namely the contract research services group and the medical communications group. The contract research services group includes clinical trial management, clinical data management, statistical analysis, medical writing, medical affairs and marketing, and regulatory consultation. The medical communications group, which included only Health Care Communications, Inc. (HCC) acquired in 1999, provided organizational, meeting management and publication services to professional organizations and pharmaceutical companies. Effective January 1, 2002, the Company launched a new strategic initiative, Medical Affairs Medical Marketing
(MAMM). The MAMM service offering is intended to provide a more comprehensive Phase IV product to the Company's core customers, including post-marketing activities such as publications and symposia in support of new product launches. As a result, the former medical communications group was integrated into MAMM and certain of HCC's unique services have been restructured to be in alignment with the Company's Phase IV services strategy.

9.       NEW ACCOUNTING PRONOUNCEMENTS:

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

         In November 2001, FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue and expenses in the Statements of Operations. The Company implemented this rule beginning in the first quarter of 2002 and, as such, has reclassified all periods presented. The implementation of the new guidelines has no impact on income from operations or net income.

         In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations. The adoption of this statement in the first quarter of 2002 did not have an impact on the Company's consolidated financial statements.

         In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that all intangible assets determined to have an indefinite useful life no longer be amortized but instead be reviewed at least annually for impairment. The Company adopted SFAS No. 142 as of January 1, 2002, as required. The Company analyzed goodwill for impairment at the reporting unit level at the beginning of 2002 and found no goodwill impairment. The Company will analyze goodwill on an annual basis, or more frequently as circumstances warrant.

         In July 2001, FASB issued SFAS No. 141, "Business Combinations" that requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted SFAS No. 141 and the adoption did not have an impact on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and nine months ended September 30, 2002 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

         Kendle International Inc. (the "Company") is an international contract research organization (CRO) that provides integrated clinical research services including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consultation and organizational meeting management and publications services on a contract basis to the pharmaceutical and biotechnology industries. Prior to January 1, 2002, the Company had been managed through two reportable segments, the Phase I through IV contract research services group, which among other services, includes investigator meetings, pharmacoeconomics, post-marketing surveillance, and labeling studies, and the medical communications group. Effective January 1, 2002, the Company launched a new strategic initiative, Medical Affairs Medical Marketing (MAMM). The MAMM service offering is intended to provide a more comprehensive Phase IV product to the Company's customers, including post-marketing activities such as publications and symposia in support of new product launches. As a result, the former medical communications group is now being managed as part of MAMM and their service capabilities have been incorporated into the Company's overall Phase IV suite of products. As such the medical communications group, which had principally focused on organizational, meeting management and publication services for professional organizations and pharmaceutical companies has been restructured and integrated with the contract research services group.

         The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract becomes effective and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price.

         The Company incurs costs in excess of contract amounts in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company's customers. Effective January 1, 2002 in connection with the implementation of EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. The Company implemented this rule beginning in the first quarter of 2002 and, as such has reclassified all periods presented. In certain contracts, these costs are fixed by the contract terms, so the Company recognizes these costs as part of net service revenues and direct costs.

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

ACQUISITIONS

         In January 2002, the Company acquired the assets of Clinical and Pharmacologic Research, Inc. (CPR), located in Morgantown, West Virginia. CPR specializes in Phase I studies for the generic drug industry. Total acquisition costs consisted of approximately $8.1 million in cash, 314,243 shares of the Company's common stock valued at $4.1 million and a $6.0 million convertible subordinated note. The note is convertible at the holders' option into 314,243 shares of the Company's common stock at any time before January 29, 2005, the Maturity Date. If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years.

         The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows:

                             At January 29,
                                 2002
                            (in thousands)
                            --------------

Current assets                 $ 1,241
Fixed assets                       213
Goodwill                         2,927
Intangible asset                15,000
                               -------
Total assets acquired           19,381

Liabilities assumed              1,131
                               -------

Net assets acquired            $18,250

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

He currently also provides consulting services to the customer that accounts for the majority of CPR's current business as provided for in the contract discussed above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Net service revenues increased 4% to $41.0 million in the third quarter of 2002 from $39.4 million in the third quarter of 2001. Excluding the impact of foreign currency exchange rates, net service revenues increased 1% in the third quarter of 2002. The 4% increase in net service revenues was composed of growth from acquisitions of 6% and a decline in organic net service revenues of 2%. In the third quarter of 2001, the Company incurred a large amount of investigator and other out-of-pocket costs on contracts where these types of costs were fixed by the contract terms, and the Company recognized these costs as part of net service revenues and direct costs. The decline in these costs and the related revenues in the third quarter of 2002 is the primary reason for the drop in organic net service revenues. Exclusive of these revenues, organic revenues increased by 3% in the third quarter of 2002 compared to the corresponding period in 2001. Approximately 26% of the Company's net service revenues were derived from operations outside the United States in the third quarter of 2002 compared to 29% in the corresponding period in 2001. The top five customers based on net service revenues contributed approximately 50% of net revenues during the quarter. Net service revenues from Pharmacia Inc. accounted for approximately 24% of total third quarter 2002 net service revenues. The Company's net service revenues from Pharmacia Inc. are derived from numerous projects that vary in size, duration and therapeutic indication.

         Direct costs increased by 1% from $23.6 million in the third quarter 2001 to $23.9 million in the third quarter 2002. The 1% increase in direct costs is composed of a 3% decrease in organic direct costs and a 4% increase in direct costs due to the impact of acquisitions. The decrease in organic direct costs is primarily a result of lower investigator and out-of-pocket costs on contracts where these costs are fixed by the contract terms in the third quarter of 2002 compared to the third quarter of 2001, corresponding to the drop in organic net service revenues. Excluding these investigator and out-of-pocket costs, organic direct costs increased by 5% from the third quarter of 2001 to the third quarter of 2002. Direct costs expressed as a percentage of net service revenues were 58.3% for the three months ended September 30, 2002 compared to 59.9% for the three months ended September 30, 2001. In the third quarter of 2002, the Company placed a significant emphasis on reducing the use of contractors on projects and increasing the utilization of Kendle associates contributing to lower direct costs as a percentage of revenue in the quarter.

         Selling, general and administrative expenses decreased slightly from $11.4 million in the third quarter of 2001 to $11.3 million in the same quarter of 2002. The change in selling, general and administrative expenses is composed of a 2% decline in organic SG&A costs and a 2% increase in SG&A costs due to the impact of acquisitions. The decrease in organic SG&A costs is primarily due to a decrease in certain discretionary expenses such as recruiting and relocation and accrued bonus. Selling, general and administrative expenses expressed as a percentage of net service revenues were 27.6% for the three months ended September 30, 2002 compared to 28.8% for the corresponding 2001 period. The decrease in SG&A costs as a percentage of net revenues is due to the spread of these costs over a larger revenue base in the third quarter of 2002.

         Depreciation and amortization expense decreased by 16% in the third quarter of 2002 compared to the third quarter of 2001. The decrease is due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, which has eliminated the amortization of goodwill and other indefinite lived intangible assets. See the discussion on SFAS No. 142 in the New Accounting Pronouncements section of Management's Discussion and Analysis. Excluding goodwill amortization in the third quarter of 2001, depreciation and amortization expense increased by 22% in the third quarter of 2002 compared to the third quarter of 2001. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

         On August 29, 2002, the Company committed to a plan that will consolidate its three New Jersey offices into one central office, located in Cranford, New Jersey. The Company currently maintains separate offices in Princeton, Cranford and Ft. Lee, New Jersey. The leases in the Ft. Lee and Princeton offices expire during the fourth quarter of 2002 and the first quarter of 2003, respectively.

         In connection with the office consolidation, in the third quarter of 2002 the Company recorded a pre-tax charge of $321,000, consisting primarily of facility costs and severance and outplacement costs. Kendle expects to incur additional costs of approximately $300,000 in the fourth quarter of 2002 and throughout 2003, consisting primarily of costs of moving and employee relocation, to finalize the consolidation of the offices. Total recurring annual savings are expected to be approximately $1.2 million, with savings of approximately $235,000 to be realized in the fourth quarter of 2002.

         Including the effect of the office consolidation charge, net income for the quarter was $1.9 million, or $0.14 per diluted share. Excluding the effects of this charge, net income for the quarter would have been $2.1 million, or $0.16 per diluted share compared with $1.2 million, or $0.09 per diluted share during the same period a year ago. Eliminating goodwill amortization in 2001, adjusted net income in the third quarter of 2001 would have been approximately $1.8 million, or $0.14 per diluted share.

         Net income used in calculating earnings per diluted share excluding the impact of the office consolidation costs in the third quarter of 2002 is calculated as follows:

Net income per Statements of Income                  $  1,903
Add: after-tax effect of office consolidation costs       193
Add: after tax interest expense on convertible note        35
                                                     --------


Net income for diluted EPS calculation
         (excluding office consolidation costs)      $  2,131

         The weighted average shares used in computing diluted earnings per share excluding the impact of the office consolidation costs has been calculated as follows:

Weighted average shares outstanding:                   12,777
Stock options                                             350
Convertible note                                          314
                                                      -------

Weighted average shares, excluding office
         consolidation costs                           13,441

         The effective tax rate for the three months ending September 30, 2002 was 41.0% as compared to 44.3% for the three months ended September 30, 2001. The decrease in the effective tax rate is primarily due to the impact of non-deductible goodwill amortization on the effective tax rate in 2001 that was eliminated in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net service revenues increased 17% to $128.6 million during the first nine months of 2002 from $110.4 million in the first nine months of 2001. Excluding the impact of foreign currency exchange rates, net service revenues increased 16% in the nine months of 2002. The 17% increase in net service revenues was composed of growth from acquisitions of 9% and organic growth in revenues of 8%. The growth in organic service revenues is primarily attributable to the increased level of clinical development activity in 2002. Approximately 27% of the Company's net service revenues were derived from operations outside the United States in the first nine months of 2002 compared to 31% in the corresponding period in 2001. The top five customers based on net service revenues contributed approximately 46% of net revenues during the first nine months of 2002. Net service revenues from Pharmacia Inc. accounted for approximately 20% of total nine month 2002 net service revenues. The Company's net service revenues from Pharmacia Inc. are derived from numerous projects that vary in size, duration and therapeutic indication.

         Direct costs increased by 14% from $67.3 million in the first nine months of 2001 to $76.4 million in the first nine months of 2002. The 14% increase in direct costs is composed of a 5% increase in organic direct costs and a 9% increase in direct costs due to the impact of acquisitions. The increase in organic direct costs is primarily a result of an increase in employee and contractor costs to support the increased revenue base. Direct costs expressed as a percentage of net service revenues were 59.4% for the nine months ended September 30, 2002 compared to 61.0% for the nine months ended September 30, 2001. The decrease in these costs as a percentage of net service revenues is due to the mix of contracts and services provided by the Company in the first nine months of 2002 compared to the corresponding period of 2001.

         Selling, general and administrative expenses increased by 13% or $4.0 million, to $36.0 million in the first nine months of 2002 compared to $32.0 million in nine months of 2001. The 13% increase in selling, general and administrative expenses is composed of a 9% increase in organic SG&A costs and a 4% increase in SG&A costs due to the impact of acquisitions. The increase in organic SG&A costs is primarily due to increased employee-related costs such as salaries, training costs and other employee costs incurred to support the larger revenue base. Selling, general and administrative expenses expressed as a percentage of net service revenues were 28.0% for the nine months ended September 30, 2002 compared to 29.0% for the corresponding 2001 period. The decrease in SG&A costs as a percentage of net revenues is as a result of the Company's ability to leverage these costs over a higher revenue base.

         Depreciation and amortization expense decreased by 16% in the nine months ending September 30, 2002 compared to the corresponding period in 2001. The decrease is due to the implementation of SFAS No. 142, which has eliminated the amortization of goodwill and other indefinite lived intangible assets. See the discussion of SFAS No. 142 in the New Accounting Pronouncements section of Management's Discussion and Analysis. Excluding goodwill amortization in the first nine months of 2001, depreciation and amortization expense increased 22% in the first nine months of 2002 compared to the corresponding period in 2001. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

         In the second quarter of 2002, the Company recorded a non-recurring $1.9 million non-cash charge to reflect the impairment write-off of its investment in Digineer, a healthcare consulting and software development company that during the quarter adopted a plan to cease operations. This charge is recorded in "Other income (expense)" in the Company's Statements of Income.

         On August 29, 2002, the Company committed to a plan that would consolidate its three New Jersey offices into one central office, located in Cranford, New Jersey. The Company currently maintains separate offices in Princeton, Cranford and Ft. Lee, New Jersey. The leases in the Ft. Lee and Princeton offices expire during the fourth quarter of 2002 and the first quarter of 2003, respectively. In connection with the office consolidation, in the third quarter of 2002 the Company recorded a pre-tax charge of $321,000, consisting primarily of facility costs and severance and outplacement costs.

         Including the effect of the investment impairment and office consolidation charges, net income for the nine months ended September 30, 2002 was $3.7 million or $0.28 per diluted share. Excluding the effects of these charges, net income for the nine months ended September 30, 2002 would have been $5.8 million, or $0.44 per diluted share compared with $2.3 million, or $0.18 per diluted share during the same period a year ago. Eliminating goodwill amortization in 2001, adjusted net income in the first nine months of 2001 would have been approximately $4.2 million, or $0.32 per diluted share.

         Net income for the first nine months of 2002 used in calculating earnings per diluted share excluding the impact of the Digineer write-off and office consolidation charge is calculated as follows:

Net income per Statements of Income                  $3,653
Add: Digineer write-off charge                        1,938
Add: after-tax effect of office consolidation costs     193
Add: after tax interest expense on convertible note      93
                                                     ------

Net income for diluted EPS calculation
         (excluding office consolidation costs and   $5,877
         Digineer write-off)

         The pro-forma weighted average shares used in computing diluted earnings per share excluding the impact of the Digineer write-off and office consolidation charge has been calculated as follows:

Weighted average shares outstanding:                 12,707
Stock options                                           481
Convertible note                                        282
                                                     ------

Weighted average shares                              13,470

         The effective tax rate for the nine months ending September 30, 2002 was 50.7%. The write-off of the Digineer investment is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company has recorded a valuation allowance against the deferred tax asset relating to the Digineer write-off and no income tax benefit has been recorded. Excluding the impact of the investment impairment write-off, the Company's effective tax rate would have been 40.2% for the nine months ended September 30, 2002 as compared to 43.4% for the nine months ended September 30, 2001. The decrease in the effective tax rate is primarily due to the impact of non-deductible goodwill amortization on the effective tax rate in 2001 that was eliminated in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $0.7 million for the nine months ended September 30, 2002 primarily as a result of cash provided by operating and financing activities of $17.1 million and $1.5 million, respectively, offset by cash used in investing activities of $18.1 million. Net cash provided by operating activities primarily resulted from net income adjusted for non-cash activity and a decrease in accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings decreased to $32.1 million at September 30, 2002 from $40.7 million at December 31, 2001.

         Financing activities for the nine months ended September 30, 2002 consisted primarily of net borrowings of $2.3 million under the Company's credit facilities that were used to finance the Company's acquisition of CPR.

         Investing activities for the nine months ended September 30, 2002 consisted primarily of $7.9 million in costs incurred related to the Company's acquisition of CPR, net of cash acquired, and capital expenditures of approximately $7.1 million.

         The Company had available for sale securities totaling $22.0 million at September 30, 2002.

         In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. The Facility is composed of a $23.0 million revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The $23.0 million facility bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate (as defined in the agreement which is included under Exhibit 10.23 in the Company's Form 10-Q for the quarter period ended June 30, 2002).

         The $5.0 million Multicurrency Facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a pound sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined). Under terms of the credit agreement, revolving loans are convertible into term loans within the facility if used for acquisitions. The facilities contain various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios and minimum net worth levels. At September 30, 2002, no amounts were outstanding under the Company's $23 million revolving credit loan, $13.5 million was outstanding under the term loan, and $3.4 million was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.82% and on the $3.4 million outstanding under the Multicurrency Facility at a weighted average rate of 4.8%. Principal payments of $750,000 are due on the last business day of each quarter through March of 2007.

         Effective July 1, 2002 the Company entered into an interest rate swap to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap, the interest rate on the term loan is fixed at 4.32% plus a margin of 1.5%. The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Other Comprehensive Income on the Balance Sheet. At September 30, 2002, approximately $564,000 has been recorded in Other Comprehensive Income to reflect a decrease in the fair market value of the swap.

         With the acquisition of CPR, on January 29, 2002, the Company entered into a $6,000,000 convertible note payable to the shareholders of CPR. The principal balance is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a three-year United States Treasury Note.

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

ADDITIONAL CONSIDERATIONS

         On July 15, 2002 two of the Company's major customers, Pharmacia Inc. and Pfizer Inc. announced plans to merge in a stock-for-stock transaction. The merger is expected to close by the end of 2002. Pharmacia and Pfizer combined represent approximately 29% of the Company's net service revenues for the nine months ended September 30, 2002 and approximately 32% of the Company's September 30, 2002 backlog. Since the merger announcement, the Company has not noticed a change, as a result of the announced merger, in the levels of business received from either of these companies. The Company is unable to predict what impact, either positive or negative, if any, the merger will have on the current backlog of business or on amount of business the Company will receive from the combined companies in the future.

MARKET RISK

Interest Rates

         The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under its Credit Facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At September 30, 2002, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $2.2 million. The Company also is exposed to interest rate changes on its variable rate borrowings. Based on the Company's September 30, 2002 amounts outstanding under Credit Facilities, a one- percent change in the weighted-average interest rate would change the Company's annual interest expense by approximately $34,000.

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

Foreign Currency

         The Company operates on a global basis and therefore is exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers because from time to time contracts are denominated in a currency different than the particular subsidiary's local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company's foreign subsidiaries. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant net income can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon the Company's consolidated financial results.

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

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were $(2.4) million at September 30, 2002 compared to $(3.8) million at December 31, 2001.

KEY ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.

         The majority of the Company's revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based on assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management reviews the budget on each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. Historically, the majority of the Company's estimates have been materially correct, but there can be no guarantee that these estimates will continue to be accurate. As the work progresses, original estimates might be changed due to changes in the scope of the work. The Company attempts to negotiate contract amendments with the sponsor to cover these services provided outside the terms of the original contract. However, there can be no guarantee that the sponsor will agree to the proposed amendments, and the Company ultimately bears the risk of cost overruns. In certain instances, the Company may have to commit additional resources to existing projects, resulting in lower gross margins.

         As the Company works on projects, the Company also incurs third-party and other pass-through costs, which are typically reimbursable by its customers pursuant to the contract. In certain contracts, however, these costs are fixed by the contract terms. In these contracts, the Company is at risk for costs incurred in excess of the amounts fixed by the contract terms. Excess costs incurred above the contract terms would negatively affect the Company's gross margin.

         The Company's primary customers are concentrated in the pharmaceutical and biotechnology industries. The Company derives a significant portion of its revenue from a small number of large pharmaceutical companies. The Company's revenue could be negatively impacted by changes in the operating policies or financial condition of these companies, including potential mergers and acquisitions involving any of these companies. Additionally, in general customers may terminate a study at any time, which might cause unplanned periods of excess capacity and reduced revenue and earnings.

         The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of the goodwill exceeds the fair value. Fair value is established using discounted cash flows.

         The Company has a 50% owned joint-venture investment in KendleWits, a company located in China. The Company accounts for this investment under the equity method. To date, the Company has contributed approximately $750,000 for the capitalization of KendleWits and the carrying value at September 30, 2002 is approximately $500,000. Future capitalization needs will be dependent upon the on-going capitalization needs of KendleWits and the Company's willingness to provide additional capital. The Company is not obligated to make any additional investment in KendleWits and currently has no plans to do so. Results of KendleWits may vary, and are dependent upon the demand for clinical research services in China and the ability of KendleWits to generate additional business.

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

         The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has, and will continue to depend upon the geographic distribution of its pre-tax earnings among jurisdictions with varying tax rates. These estimates include judgements about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets based on estimates of future taxable profits and losses in the various jurisdictions. Based on these projections and the time period for the realization of these loss carryforwards, a valuation allowance has not been recorded. If estimates prove inaccurate or if the tax laws change unfavorably, a valuation allowance could be required in the future.

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

        In November 2001, FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue and expenses in the Statements of Operations. The Company implemented this rule beginning in the first quarter of 2002 and, as such, has reclassified all periods presented. The implementation of the new guidelines has no impact on income from operations or net income.

         In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

        In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that all intangible assets determined to have an indefinite useful life no longer be amortized but instead be reviewed at least annually for impairment. The Company adopted SFAS No. 142 as of January 1, 2002, as required. The Company analyzed goodwill for impairment at the reporting unit level at the beginning of 2002 and found no goodwill impairment. The Company will analyze goodwill on an annual basis, or more frequently as circumstances warrant.

        In July 2001, FASB issued SFAS No. 141, "Business Combinations" that requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted SFAS No. 141 and the adoption did not have an impact on the Company's results of operations or its financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries are made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

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

Item 6.           Exhibits and Reports on Form 8-K --

         (a) Exhibits

         99.1     Statement of Chief Executive Officer
         99.2     Statement of Chief Financial Officer

         (b) Reports filed on Form 8-K during the quarter:

         The Company filed Form 8-K on August 29, 2002 to disclose its announced plans to consolidate its three New Jersey offices into one central office in Cranford, NJ.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         KENDLE INTERNATIONAL INC.



                                By:   /s/ Candace Kendle
                                    ------------------------------
Date: November 14, 2002               Candace Kendle
                                      Chairman of the Board and Chief
                                      Executive Officer



                                By:   /s/ Timothy M. Mooney
                                    -------------------------------
Date: November 14, 2002               Timothy M. Mooney
                                      Executive Vice President - Chief Financial
                                      Officer

                                 CERTIFICATIONS

I, Candace Kendle, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Kendle
         International Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                By:   /s/ Candace Kendle
                                    ------------------------------
Date: November 14, 2002               Candace Kendle
                                      Chairman of the Board and Chief
                                      Executive Officer

                                 CERTIFICATIONS

I, Timothy M. Mooney, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Kendle
         International Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                By:   /s/ Timothy M. Mooney
                                    ---------------------------------
Date: November 14, 2002               Timothy M. Mooney
                                      Executive Vice President - Chief Financial
                                      Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                   Description

         99.1                       Statement of Chief Executive Officer
         99.2                       Statement of Chief Financial Officer