Form 10-K
period 2002-12-31
KENDLE INTERNATIONAL INC
filed 2003-03-31
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 2002
                                       OR

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

                        441 Vine Street, 1200 Carew Tower
                             Cincinnati, Ohio 45202
                                  513-381-5550

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2003 the aggregate market value of the voting stock held by non-affiliates was $61,328,330 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on February 28, 2003 of $5.72).

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X   No
                                       ---     ---

The aggregate market value of the Registrant's Common Stock at June 28, 2002 held by non-affiliates was $143,082,826 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on June 28, 2002 of $13.60).

As of February 28, 2003, 12,951,453 shares of no par value Common Stock were issued and 12,931,556 shares of no par value Common Stock were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 furnished to the Commission pursuant to Rule 14a-3(c) are incorporated by reference into Parts I, II and IV. Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2003 Annual Meeting of Shareholders to be held May 9, 2003 are incorporated by reference into Part III.

See Exhibit Index on page 17.
                                       19 Total Pages

                            KENDLE INTERNATIONAL INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


Part I                                                                                               Page

         Item 1 - Business.............................................................................4
         Item 2 - Properties...........................................................................6
         Item 3 - Legal Proceedings....................................................................6
         Item 4 - Submission of Matters to a Vote of Security Holders..................................6


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


Part III

         Item 10 - Directors and Executive Officers of the Registrant..................................8
         Item 11 - Executive Compensation..............................................................9
         Item 12 - Security Ownership of Certain Beneficial Owners and Management
                         and Related Shareholder Matters...............................................9
         Item 13 - Certain Relationships and Related Transactions.....................................10
         Item 14 - Controls and Procedures............................................................10


Part IV

         Item 15 - Exhibits, Financial Statement Schedules and Reports
                         on Form 8-K..................................................................10



                                     PART I

                                     ITEM 1.

                                    BUSINESS

         Kendle International Inc., an Ohio corporation established in 1989 (the "Company"), is a contract research organization (CRO) that provides a broad range of Phase I through IV clinical research and drug development services to the pharmaceutical and biotechnology industries. The Company augments the research and development activities of pharmaceutical and biotechnology companies by offering high quality, value added clinical research services and proprietary information technology designed to reduce drug development time and expense. Prior to January 1, 2002 the Company had been managed through two reportable segments, the Phase I through IV contract services group, which, among other services, includes investigator meetings, pharmacoeconomics, post-marketing surveillance, and labeling studies, and the medical communications group. Effective January 1, 2002 the Company launched a new strategic initiative, Medical Affairs, Marketing and Communications (MAM&C). The MAM&C service offering is intended to provide a more comprehensive Phase IV product to the Company's customers, including post-marketing activities such as publications and symposia in support of new product launches. As a result, the former medical communications group is now being managed as part of MAM&C and its service capabilities have been incorporated into the Company's overall Phase IV array of products. As such, the medical communications group, which had principally focused on organizational, meeting management and publication services for professional organizations and pharmaceutical companies has been restructured and integrated with the contract research services group.

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

         The Company's strategy is to continue to enhance its reputation as a high-quality provider of a full range of CRO services. The Company's strategy consists of the following key elements: (i) continue to expand its broad range of therapeutic expertise; (ii) offer its customers a full range of services that encompass the clinical research process and complement the research and development departments of its customers; (iii) expedite the drug development process through a variety of innovative information technology platforms such as the Company's proprietary TrialWare(R) software including TrialWebTM, its clinical trial information web service; (iv) continue to build a brand presence that portrays high-quality work; and (v) supplement internal growth through strategic acquisitions that expand the Company's geographic presence and add to the Company's clinical development capabilities in existing or new therapeutic areas or service offerings.

         In January 2002, the Company acquired substantially all of the assets of Clinical and Pharmacologic Research, Inc., a specialist in Phase I studies for the generic drug industry located in Morgantown, West Virginia. Total acquisition costs consisted of approximately $8.1 million in cash, 314,243 shares of the Company's Common Stock valued at $4.1 million and a $6 million convertible subordinated note.

         In February 2001, the Company acquired AAC Consulting Group, Inc., a regulatory consulting firm located in Rockville, Maryland. Total acquisition costs consisted of approximately $10.9 million in cash and 374,665 shares of the Company's Common Stock valued at $3.9 million.

         In April 2000, the Company acquired SYNERmedica Pty Ltd., a contract research organization with offices in Melbourne and Sydney, Australia. Total acquisition costs consisted of approximately $2.2 million in cash and 78,500 shares of the Company's Common Stock valued at approximately $740,000.

         In January 1999, the Company acquired a minority interest in Digineer, Inc., formerly Component Software International, Inc. ("Digineer"), an internet healthcare consulting and software development company for approximately $1.6 million in cash and 19,995 shares of the Company's Common Stock. During the second quarter of 2002, Digineer adopted a plan to cease operations. As a result of this action, the Company recorded a $1.9 million non-cash charge in Other Income (Expense) to reflect the write-off of this investment.

         Revenues from the top five customers accounted for approximately 46% of the Company's total net service revenues for the year ended December 31, 2002. The Company's net service revenues from Pharmacia Corporation accounted for approximately 21%, of the Company's net service revenues for the year ended December 31, 2002.

         Segment and geographic information of the Company is contained in Note 16 to the Consolidated Financial Statements on page 50 of the Company's Annual Report to Shareholders for 2002, and is incorporated herein by reference.

Backlog

         Backlog is based on signed contracts and letters of intent. Backlog at December 31, 2002 was approximately $156 million compared to approximately $159 million at December 31, 2001. Total backlog plus verbally awarded business at December 31, 2002 was approximately $192 million compared to approximately $191 million at December 31, 2001. No assurance can be given that the Company will be able to realize the net revenues that are included in the backlog and verbal awards. Backlog and verbal awards are not necessarily meaningful indicators of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed by the sponsor or by regulatory authorities.

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

         The CRO industry is highly fragmented with several hundred CROs ranging from small, limited-service providers to full-service, global drug development corporations. Some of the full-service CROs competing with the Company include Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., ICON plc and Quintiles Transnational Corporation.

Employees

         As of February 28, 2003, the Company had approximately 1,650 employees. None of the Company's employees are covered by a collective bargaining agreement.

Available Information

         The Company maintains a website at the address www.kendle.com. The Company is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

                                     ITEM 2.

                                   PROPERTIES

         The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company's principal executive offices are located in Cincinnati, Ohio, where it leases approximately 115,000 square feet under a lease expiring in 2009. The Company also maintains offices in various other U.S. locations and in Europe and the Pacific Rim.

         Management believes that such offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.


                                     ITEM 3.

                                LEGAL PROCEEDINGS

         The Company currently is not a party to any pending material litigation, nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.


                                     PART II

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS

         "Quarterly Financial Data" on page 19 of the Company's Annual Report to Shareholders for 2002 is incorporated herein by reference. Shares of the Company's Common Stock are listed on the Nasdaq Stock Market(R). As of March 17, 2003, there were approximately 2,600 beneficial shareholders. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future, but instead intends to reinvest earnings in its business.


Recent Sales of Unregistered Securities

         In January 2002, the Shareholders of Clinical and Pharmacologic Research, Inc. received a total of 314,243 shares of the Company's Common Stock.


                                     ITEM 6.

                             SELECTED FINANCIAL DATA

         "Selected Financial Data" on page 18 of the Company's Annual Report to Shareholders for 2002 is incorporated herein by reference.


                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" begins on page 20 of the Company's Annual Report to Shareholders for 2002 and is incorporated herein by reference.



                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         "Market Risk" begins on page 27 of the Company's Annual Report to Shareholders for 2002 and is incorporated herein by reference.


                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The following Financial Statements of the Registrant beginning on page 30 of its Annual Report to Shareholders for 2002, are incorporated herein by reference:

1. Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

2.       Consolidated Balance Sheets as of December 31, 2002 and 2001.

3. Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.

4. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

5.       Notes to Consolidated Financial Statements.

6.       Report of Independent Accountants.

         All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is otherwise presented in the Consolidated Financial Statements or Notes thereto.

Unaudited Supplementary Data

         "Selected Quarterly Financial Data" on page 19 of the Company's Annual Report to Shareholders for 2002 is incorporated herein by reference.

                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

                                    ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

         The name, age and background information for each of the Company's Directors is set forth in the section entitled "Election of Directors" contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

         The Executive Officers of the Company at March 1, 2003, were as follows:




NAME                      AGE               POSITION                                 OFFICER SINCE
----                      ---               --------                                 -------------

Candace Kendle             56               Chief Executive Officer and Chairman         1981
                                            of the Board of Directors



NAME                      AGE               POSITION                                 OFFICER SINCE
----                      ---               --------                                 -------------
Christopher C. Bergen      52                President, Chief Operating                  1981
                                             Officer and Director

Thomas E. Stilgenbauer     55                Executive Vice President and Chief          1999
                                             Marketing Officer

Anthony L. Forcellini      45                Senior Vice President, Operations           2000

Karl Brenkert III          55                Senior Vice President, Chief Financial      2002
                                             Officer and Treasurer

         Background information regarding the Executive Officers set forth in the section entitled "Election of Directors" is contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

         Information on compliance with Section 16(a) of the Exchange Act set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    ITEM 11.

                             EXECUTIVE COMPENSATION

         Information on executive compensation set forth in the section entitled "Executive Compensation" and the tables therein is contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    ITEM 12.

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

         Information on the number of shares beneficially owned by each Director and by all Directors and by all Directors and Executive Officers as a group set forth in the section entitled "Securities Ownership of Management" and the table therein is contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

         The following table presents summary information with respect to all the Company's equity compensation plans as of December 31, 2002.


                      Equity Compensation Plan Information

                                               (a)                               (b)                                  (c)
-------------------------------- --------------------------------- -------------------------------- -------------------------------
Plan Category                    Number of Securities to be         Weighted-average exercise        Number of securities remaining
                                   issued upon exercise of         price of outstanding options,      available for future issuance
                                 outstanding options, warrants         warrants and rights           under equity compensation plans
                                             and rights                                              (excluding securities reflected
                                                                                                               in column (a))
-------------------------------- --------------------------------- -------------------------------- -------------------------------
Equity compensation plans                  2,378,867                         $11.84                             867,926
approved by security holders
-------------------------------- --------------------------------- -------------------------------- -------------------------------
Equity compensation plans not
approved by security holders
-------------------------------- --------------------------------- -------------------------------- -------------------------------
     Total                                2,378,867                          $11.84                              867,926
-------------------------------- --------------------------------- -------------------------------- -------------------------------

                                    ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" is contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

         Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the sections entitled "Management Development and Compensation Committee Report on Executive Compensation" and the Performance Graph, which are set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, are not deemed to be incorporated by reference in this Form 10-K.

                                    ITEM 14.

                             CONTROLS AND PROCEDURES

         Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Chairman (principal executive officer) and Chief Financial Officer believe its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

                                    ITEM 15.

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2) - All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously beginning on page 7. No additional financial statements or schedules are being filed because the requirements of paragraph (d) under Item 14 are not applicable to the Company.

             (3) Exhibits - Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits hereto.


EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT                                                         FILING STATUS
-------                          ----------------------                                                         -------------

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



EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT                                                            FILING STATUS
-------                          ----------------------                                                            -------------
2.4       Stock Purchase Agreement dated February 11, 1998 by and among the Company
          and the Shareholders of ACER/EXCEL Inc.                                                                          B
2.5       Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee,
          Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The
          Fifth Third Bank                                                                                                 C
2.6       Registration Rights Agreement dated February 11, 1998 among the Company and
          Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under
          a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota                                        C
2.7       Share Purchase Agreement dated December 23, 1998 by and among the Company and the Shareholders
          of Research Consultants (International) Holdings Limited                                                         D
2.8       Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian
          Gregory, Michael Roy Broomby and Peter Nightingale                                                               D
2.9       Option Agreement dated September 9, 1998 by and between the Company and Component
          Software International, Inc.                                                                                     D
2.10      Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998                 D
2.11      Multi-Year Strategic Services Agreement dated January 20,1999 by and between the
          Company and Component Software International, Inc.                                                               D
2.12      Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of
          Health Care Communications, Inc.                                                                                 F
2.13      Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of
          ESCLI S.A.                                                                                                       G
2.14      Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of
          HCC Health Care Communications (1991), Ltd.                                                                      G
2.15      Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder
          of Specialist Monitoring Services Limited                                                                        G
2.16      Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D.,
          Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent                                        I
2.17      Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The
          Fifth Third Bank, as Escrow Agent                                                                                I
2.18      Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of
          SYNERmedica PTY Limited and SYNERmedica Unit Trust                                                               J
2.19      Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders
          of  AAC Consulting Group, Inc.                                                                                   M
2(a)      Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and
          Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark                       N
2(b)      Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical
          and Pharmacologic Research, Inc.                                                                                 N
3.1       Restated and Amended Articles of Incorporation                                                                   A
3.2       Amended and Restated Code of Regulations                                                                         A
3.3       Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares                E
4         Specimen Common Stock Certificate                                                                                A
4.1       Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third
          Bank, as Rights Agent                                                                                            H
10.1      Amended and Restated Shareholders' Agreement dated June 26, 1997                                                 A
10.2      Master Lease Agreement dated November 27, 1996 by and between the Company
          and Bank One Leasing Corporation, as amended on April 18, 1997                                                   A
10.6      Master Equipment Lease dated August 16, 1996 by and between the Company and
          The Fifth Third Leasing Company                                                                                  A
10.7      Lease Agreement dated December 9, 1991 by and between the Company and Carew
          Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996,
          January 29, 1997, and February 16, 1999                                                                          D
10.8      Indemnity Agreement dated June 21, 1996 by and between the Company and Candace
          Kendle Bryan                                                                                                     A
10.9      Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher
          C. Bergen                                                                                                        A



EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT                                                            FILING STATUS
-------                          ----------------------                                                            -------------
10.10     Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M.
          Mooney                                                                                                           A
10.11     Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders                         C
10.12     Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman                          C
10.13     Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck                           D
10.14     Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price                       D
10.17     Clinical Trial Service Agreement between the Company and G.D. Searle & Company
          dated September 23, 1997                                                                                         C
10.19     Amended and Restated Credit Agreement dated as of February 26, 1998 by and between
          the Company and NationsBank, N.A.                                                                                C
10.21     First Amendment to the Amended and Restated Credit Agreement dated as of
          November 25, 1998 by and between the Company and NationsBank, N.A.                                               D
10.22     Credit Agreement dated as of October 13, 2000 among the Company, the Several Lenders from Time
          to Time Party Hereto, and Bank One, NA, as Agent                                                                 K
10.23     Amended and Restated Credit Agreement dated as of June 3, 2002 among Kendle International Inc.,
          The Several Lenders from Time to Time Party Hereto and Bank One, NA as Agent                                     O


10.20                      MANAGEMENT CONTRACTS AND COMPENSATION PLANS

          (a)   1995 Stock Option and Stock Incentive Plan                                                                 A
          (b)   1995 Stock Option and Stock Incentive Plan--Individual Stock Option Agreement
                for Incentive Stock Option (contained in Exhibit 10.20(a))                                                 A
          (c)   1997 Stock Option and Stock Incentive Plan                                                                 A
          (d)   Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan                                              L
          (d)   Form of Protective Compensation and Benefit Agreement                                                      A
          (e)   1998 Employee Stock Purchase Plan                                                                          D
          (f)   1997 Directors' Compensation Plan                                                                          D
          (g)   Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan                                              P
          (h)   Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan                                              P
          (i)   Amendment No. 1 to 1997 Directors Compensation Plan                                                        P
          (j)   Amendment No. 2 to 1997 Directors Compensation Plan                                                        P
          (k)   Amendment No. 1 to 1998 Employee Stock Purchase Plan                                                       P
          (l)   Amendment No. 2 to 1998 Employee Stock Purchase Plan                                                       P
          (m)   Amendment No. 3 to 1998 Employee Stock Purchase Plan                                                       P
13        Annual Report to Shareholders for 2002                                                                           P
21        List of Subsidiaries                                                                                             P
23.1      Consent of PricewaterhouseCoopers LLP                                                                            P
24        Powers of Attorney                                                                                               P





Filing
Status                                           Description of Filing Status
------                                           ----------------------------

A         Incorporated by reference to the Company's Registration Statement No. 333-30581 filed under the
          Securities Act of 1933

B         Filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 1997

C         Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1997


Filing
Status                                           Description of Filing Status
------                                           ----------------------------

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

K         Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000

L         Incorporated by reference to the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting

M         Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
          December 31, 2000

N         Filed as an exhibit to the Company's Current Report on Form 8-K dated January 29, 2002

O         Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002

P         Filed herewith




The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproduction charges.

         (b) Reports on Form 8-K:

             During the fiscal quarter ended December 31, 2002, the Company filed no reports on Form 8-K.

         (c) Exhibits required by this Form 10-K:

         See (a)(3) above.

         (d) Financial Statements and Schedules

         See (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KENDLE INTERNATIONAL INC.


DATE SIGNED: March 31, 2003       /s/ Candace Kendle
                                  -------------------------------------
                                  Candace Kendle
                                  Chairman, CEO and Principal Executive Officer

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


Signature                                                  Capacity                      Date
---------                                                  --------                      ----

/s/ Candace Kendle                               Chairman of the Board of                March 31, 2003
-----------------------------------------        Directors, Chief Executive
Candace Kendle                                   Officer and Principal Executive
                                                 Officer

/s/ Christopher C. Bergen                        President, Chief Operating              March 31, 2003
-----------------------------------------        Officer and Director
Christopher C. Bergen

/s/ Karl Brenkert III                            Senior Vice President,                  March 31, 2003
-----------------------------------------        Chief Financial Officer,
Karl Brenkert III                                Treasurer and Principal Financial
                                                 and Accounting Officer

/s/ Phillip E. Beekman*                          Director                                March 31, 2003
-----------------------------------------
Philip E. Beekman


/s/ G. Steven Geis, Ph.D., M.D.*                 Director                                March 31, 2003
-----------------------------------------
G. Steven Geis, Ph.D., M.D.

/s/ Donald C. Harrison, M.D.*                    Director                                March 31, 2003
-----------------------------------------
Donald C. Harrison, M.D.

/s/ Timothy E. Johnson, Ph.D*                    Director                                March 31, 2003
-----------------------------------------
Timothy E. Johnson, Ph.D.

/s/ Frederick A. Russ, Ph.D*                     Director                                March 31, 2003
-----------------------------------------
Frederick A. Russ, Ph.D.

/s/ Robert C. Simpson*                           Director                                March 31, 2003
-----------------------------------------
Robert C. Simpson

*/s/ Karl Brenkert III                           as Attorney In-Fact and                 March 31, 2003
-----------------------------------------        Chief Financial Officer
Karl Brenkert III


                                 CERTIFICATIONS

I, Candace Kendle, certify that:

         1. I have reviewed this annual report on Form 10-K of Kendle International Inc.;

         2. Based on my knowledge, this annual report, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE SIGNED: March 31, 2003                 /s/ Candace Kendle
                                            -----------------------------------
                                            Candace Kendle
                                            Chairman and CEO

                                 CERTIFICATIONS

I, Karl Brenkert III, certify that:

         1. I have reviewed this annual report on Form 10-K of Kendle International Inc.;

         2. Based on my knowledge this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE SIGNED: March 31, 2003                 /s/ Karl Brenkert III
                                            -----------------------------------
                                            Karl Brenkert III
                                            Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                        Description of Exhibit                                          Filing Status
-------                                       ----------------------                                          -------------

2.1       Stock Purchase Agreement dated July 1, 1997 by and among the Company and Shareholders
          of U-Gene Research B.V.                                                                                   *
2.2       Escrow Agreement dated June 27, 1997 among the Company, Keating, Muething & Klekamp,
          P.L.L., Bio-Medical  Research Holdings, B.V., Utrechtse Particatiemaatschappij B.V., P.J. Morrison,
          T.S. Schwarz, I.M. Hoepelman , Ph.K. Peterson, J. Remington, M. Rozenberg-Arska and
          L.G.W. Sterkman                                                                                           *
2.3       Share Purchase Agreement dated July 2, 1997 by and among the Company and the Shareholders of
          GMI Gescellschaft fur Angewandte Mathematick und Informatik mbH                                           *
2.4       Stock Purchase Agreement dated February 11, 1998 by and among the Company
          and the Shareholders of ACER/EXCEL Inc.                                                                   *
2.5       Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee,
          Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The
          Fifth Third Bank                                                                                          *
2.6       Registration Rights Agreement dated February 11, 1998 among the Company and
          Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under
          a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota                                 *
2.7       Share Purchase Agreement dated December 23, 1998 by and among the Company and the Shareholders
          of Research Consultants (International) Holdings Limited                                                  *
2.8       Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian
          Gregory, Michael Roy Broomby and Peter Nightingale                                                        *
2.9       Option Agreement dated September 9, 1998 by and between the Company and Component
          Software International, Inc.                                                                              *
2.10      Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998          *
2.11      Multi-Year Strategic Services Agreement dated January 20,1999 by and between the
          Company and Component Software International, Inc.                                                        *
2.12      Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of
          Health Care Communications, Inc.                                                                          *
2.13      Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of
          ESCLI S.A.                                                                                                *
2.14      Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of
          HCC Health Care Communications (1991), Ltd.                                                               *
2.15      Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder
          of Specialist Monitoring Services Limited                                                                 *
2.16      Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D.,
          Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent                                 *
2.17      Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The
          Fifth Third Bank, as Escrow Agent                                                                         *
2.18      Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of
          SYNERmedica PTY Limited and SYNERmedica Unit Trust                                                        *
2.19      Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders
          of AAC Consulting Group, Inc.                                                                             *
2(a)      Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and
          Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark                *
2(b)      Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical
          and Pharmacologic Research, Inc.                                                                          *
3.1       Restated and Amended Articles of Incorporation                                                            *
3.2       Amended and Restated Code of Regulations                                                                  *
3.3       Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares         *
4         Specimen Common Stock Certificate                                                                         *


Exhibit
Number                                        Description of Exhibit                                          Filing Status
-------                                       ----------------------                                          -------------

4.1       Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third
          Bank, as Rights Agent                                                                                     *
10.1      Amended and Restated Shareholders' Agreement dated June 26, 1997                                          *
10.2      Master Lease Agreement dated November 27, 1996 by and between the Company
          and Bank One Leasing Corporation, as amended on April 18, 1997                                            *
10.6      Master Equipment Lease dated August 16, 1996 by and between the Company and
          The Fifth Third Leasing Company                                                                           *
10.7      Lease Agreement dated December 9, 1991 by and between the Company and Carew
          Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996,
          January 29, 1997, and February 16, 1999                                                                   *
10.8      Indemnity Agreement dated June 21, 1996 by and between the Company and Candace
          Kendle Bryan                                                                                              *
10.9      Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher
          C. Bergen                                                                                                 *
10.10     Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M.
          Mooney                                                                                                    *
10.11     Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders                  *
10.12     Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman                   C
10.13     Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck                    *
10.14     Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price                *
10.17     Clinical Trial Service Agreement between the Company and G.D. Searle & Company
          dated September 23, 1997                                                                                  *
10.19     Amended and Restated Credit Agreement dated as of February 26, 1998 by and between
          the Company and NationsBank, N.A.                                                                         *
10.21     First Amendment to the Amended and Restated Credit Agreement dated as of
          November 25, 1998 by and between the Company and NationsBank, N.A.                                        *
10.22     Credit Agreement dated as of October 13, 2000 among the Company, the Several Lenders from Time
          to Time Party Hereto, and Bank One, NA, as Agent                                                          *
10.23     Amended and Restated Credit Agreement dated as of June 3, 2002 among Kendle International Inc.,
          The Several Lenders from Time to Time Party Hereto and Bank One, NA as Agent                              *


10.20                      MANAGEMENT CONTRACTS AND COMPENSATION PLANS

          (a)   1995 Stock Option and Stock Incentive Plan                                                          *
          (b)   1995 Stock Option and Stock Incentive Plan--Individual Stock Option Agreement
                for Incentive Stock Option (contained in Exhibit 10.20(a))                                          *
          (c)   1997 Stock Option and Stock Incentive Plan                                                          *
          (c-1) Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan                                       P
          (c-2) Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan                                       *
          (c-3) Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan                                       P
          (d)   Form of Protective Compensation and Benefit Agreement                                               *
          (e)   1998 Employee Stock Purchase Plan                                                                   *
          (e-1) Amendment No. 1 to 1998 Employee Stock Purchase Plan                                                P
          (e-2) Amendment No. 2 to 1998 Employee Stock Purchase Plan                                                P
          (e-3) Amendment No. 3 to 1998 Employee Stock Purchase Plan                                                P
          (f)    1997 Directors' Compensation Plan                                                                  *
          (f-1) Amendment No. 1 to 1997 Directors Compensation Plan                                                 P
          (f-2) Amendment No. 2 to 1997 Directors Compensation Plan                                                 P

13        Annual Report to Shareholders for 2002                                                                    P
21        List of Subsidiaries                                                                                      P
23.1      Consent of PricewaterhouseCoopers LLP                                                                     P
24        Power of Attorney                                                                                         P



Filing
Status                                        Description of Exhibit
-------                                       ----------------------


*         Incorporated by reference - See Item 15

P         Filed herewith
