Form 10-Q
period 2003-03-31
KENDLE INTERNATIONAL INC
filed 2003-05-15
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________ TO ___________

                        Commission file number 000-23019

                            KENDLE INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

             Ohio                                          31-1274091
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

441 Vine Street, Suite 1200, Cincinnati, Ohio                45202
  (Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code         (513) 381-5550

--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,939,366 shares of Common Stock, no par value, as of April 30, 2003.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                            Page
                                                                                            ----
Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets -March 31, 2003
                           and December 31, 2002                                               3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended March 31, 2003 and 2002                                4

                     Condensed Consolidated Statements of Comprehensive Income (Loss)  -
                           Three Months Ended March 31, 2003 and 2002                          5

                     Condensed Consolidated Statements of Cash Flows - Three
                           Months Ended March 31, 2003 and 2002                                6

                     Notes to Condensed Consolidated Financial Statements                      7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                          14

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                25

         Item 4.     Controls and Procedures                                                  25

Part II.           Other Information                                                          26

         Item 1.     Legal Proceedings                                                        26

         Item 2.     Changes in Securities and Use of Proceeds                                26

         Item 3.     Defaults upon Senior Securities                                          26

         Item 4.     Submission of Matters to a Vote of Security Holders                      26

         Item 5.     Other Information                                                        26

         Item 6.     Exhibits and Reports on Form 8-K                                         26

Signatures                                                                                    27

Exhibit Index                                                                                 32

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                   March 31,     December 31,
                                                                                      2003            2002
                                                                                  ------------    ------------
                                                                                  (unaudited)       (note 1)
                              ASSETS
Current assets:
     Cash and cash equivalents                                                    $      5,811    $     12,671
     Available for sale securities                                                      22,289          17,304
     Accounts receivable                                                                44,619          47,050
     Other current assets                                                                8,683           7,343
                                                                                  ------------    ------------
               Total current assets                                                     81,402          84,368
                                                                                  ------------    ------------
Property and equipment, net                                                             18,903          19,028
Goodwill, net                                                                           22,295          22,033
Other indefinite-lived intangible assets                                                15,000          15,000
Other assets                                                                            14,520          14,968
                                                                                  ------------    ------------
               Total assets                                                       $    152,120    $    155,397
                                                                                  ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                          $        893    $        843
     Current portion of amounts outstanding under credit facilities                      3,000           3,000
     Trade payables                                                                      5,678           5,883
     Advance billings                                                                   19,928          22,313
     Other accrued liabilities                                                          12,382          10,878
                                                                                  ------------    ------------
         Total current liabilities                                                      41,881          42,917
                                                                                  ------------    ------------
Obligations under capital leases, less current portion                                   1,436           1,643
Convertible note                                                                         6,000           6,000
Long-term debt                                                                           9,000           9,750
Other noncurrent liabilities                                                               738             727
                                                                                  ------------    ------------
         Total liabilities                                                              59,055          61,037
                                                                                  ------------    ------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 12,951,453 and
         12,861,510 shares issued and 12,931,556 and 12,841,613
        outstanding at March 31, 2003 and December 31, 2002, respectively                   75              75
     Additional paid in capital                                                        134,402         134,266
     (Accumulated deficit)                                                             (39,602)        (37,478)
     Accumulated other comprehensive loss:
         Net unrealized holding loss on available for sale securities                       (6)             (6)
         Unrealized loss on interest rate swap                                            (551)           (566)
         Foreign currency translation adjustment                                          (860)         (1,538)
                                                                                  ------------    ------------
               Total accumulated other comprehensive loss                               (1,417)         (2,110)
     Less: Cost of common stock held in treasury, 19,897 shares at
        March 31, 2003 and December 31, 2002, respectively                                (393)           (393)
                                                                                  ------------    ------------
         Total shareholders' equity                                                     93,065          94,360
                                                                                  ------------    ------------
               Total liabilities and shareholders' equity                         $    152,120    $    155,397
                                                                                  ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(in thousands, except per share data)            For the Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
Net service revenues                            $     37,180    $     43,921
Reimbursable out-of-pocket revenues                   11,545          10,029
                                                ------------    ------------
Total revenues                                        48,725          53,950
                                                ------------    ------------

Costs and expenses:
     Direct costs                                     22,689          26,032
     Reimbursable out-of-pocket costs                 11,545          10,029
     Selling, general and
         administrative expenses                      13,142          12,283
     Depreciation and amortization                     2,185           1,974
     Severance and office consolidation costs            682              --
                                                ------------    ------------

                                                      50,243          50,318
                                                ------------    ------------
        Income (loss) from operations                 (1,518)          3,632

Other income (expense):
     Interest income                                     103             153
     Interest expense                                   (272)           (265)
     Other                                              (438)            (34)
                                                ------------    ------------

Income (loss) before income taxes                     (2,125)          3,486

Income tax expense (benefit)                              (1)          1,369
                                                ------------    ------------

        Net income (loss)                       $     (2,124)   $      2,117
                                                ============    ============

Income (loss) per share data:
Basic:
      Net income (loss) per share               $      (0.16)   $       0.17
                                                ============    ============

      Weighted average shares                         12,877          12,686

Diluted:
      Net income (loss) per share               $      (0.16)   $       0.16
                                                ============    ============

      Weighted average shares                         12,877          13,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(in thousands)                                   For the Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
Net income (loss)                               $     (2,124)   $      2,117

Other comprehensive income (loss):

     Foreign currency translation adjustment             678            (281)

     Net unrealized holding losses on
        available for sale securities arising
        during the period, net of tax                     --             (36)

     Net unrealized holding gains on
        interest rate swap agreement                      15              --
                                                ------------    ------------

Comprehensive income (loss)                     $     (1,431)   $      1,800
                                                ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(in thousands)                                                              For the Three Months Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                               2003            2002
                                                                           ------------    ------------
Net cash provided by operating activities                                  $        944    $      2,758
                                                                           ------------    ------------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities         18,500           5,397
     Purchases of available for sale securities                                 (23,488)         (7,428)
     Acquisitions of property and equipment                                      (1,397)         (1,037)
     Additions to internally developed software                                    (593)           (594)
     Other                                                                            4              --
     Acquisition of business, less cash acquired                                     --          (7,931)
                                                                           ------------    ------------
Net cash used in investing activities                                            (6,974)        (11,593)
                                                                           ------------    ------------

Cash flows from financing activities:
     Net proceeds (repayments) under credit facilities                             (750)          6,500
     Net proceeds (repayments) - book overdraft                                     (32)          1,900
     Proceeds from exercise of stock options                                        111             128
     Payments on capital lease obligations                                         (210)           (187)
     Other                                                                           --              58
                                                                           ------------    ------------
Net cash (used in) provided by financing activities                                (881)          8,399
                                                                           ------------    ------------

Effects of exchange rates on cash and cash equivalents                               51             (57)

Net decrease in cash and cash equivalents                                        (6,860)           (493)
Cash and cash equivalents:
     Beginning of period                                                         12,671           6,016
                                                                           ------------    ------------
     End of period                                                         $      5,811    $      5,523
                                                                           ============    ============

Supplemental schedule of noncash investing and financing activities:

Acquisition of Businesses:

      Fair value of assets acquired (net of cash acquired)                 $         --    $     19,154
      Fair value of liabilities assumed                                              --          (1,131)
      Common stock issued                                                            --          (4,092)
      Convertible debt issued                                                        --          (6,000)
                                                                           ------------    ------------

     Net cash payments                                                     $         --    $      7,931
                                                                           ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2002 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

      The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Net Income (Loss) Per Share Data

      Net income (loss) per basic share is computed using the weighted average common shares outstanding. Net income (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding.

      The net income (loss) used in computing net income (loss) per diluted share has been calculated as follows:

     (in thousands)                              Three Months Ended    Three Months Ended
                                                   March 31, 2003        March 31, 2002
                                                 ------------------    ------------------
Net income (loss) per Statements of Operations   $           (2,124)   $            2,117
Add: after-tax interest expense on
convertible note                                                 --                    24
                                                 ------------------    ------------------
 Net income for diluted EPS calculation          $           (2,124)   $            2,141

      The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

(in thousands)                        Three Months Ended    Three Months Ended
                                        March 31, 2003        March 31, 2002
                                      ------------------    ------------------
     Weighted average common shares
         Outstanding                              12,877               12,686
     Stock options                                    --                  568
     Convertible note                                 --                  216
                                      ------------------    ------------------
     Weighted average shares                      12,877               13,470

      Options to purchase approximately 2,300,000 shares of common stock were outstanding during the three months ended March 31, 2003 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

      Options to purchase approximately 790,000 shares of common stock were outstanding during the three months ended March 31, 2002 but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Stock-Based Compensation

      The Company accounts for stock options issued to associates in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes expense based on the intrinsic value of the options. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant.

      Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the first quarter of 2003 and 2002 would have been approximately $1.3 million and $845,000, respectively. The Company's pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:

(in thousands, except per share data)            Three Months Ended    Three Months Ended
                                                   March 31, 2003        March 31, 2002
                                                 ------------------    ------------------
PRO FORMA NET INCOME (LOSS):
As reported                                      $           (2,124)   $            2,117
Less: pro forma adjustment for
stock- based compensation, net of tax                        (1,014)                 (673)
                                                 ------------------    ------------------
Pro-forma net income (loss)                      $           (3,138)   $            1,444

PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                      $            (0.16)   $             0.17
Pro forma                                        $            (0.24)   $             0.11
Effect of pro forma expense                      $            (0.08)   $            (0.06)

PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                      $            (0.16)   $             0.16
Pro forma                                        $            (0.24)   $             0.11
Effect of pro forma expense                      $            (0.08)   $            (0.05)

New Accounting Pronouncements

      In January 2003, the Emerging Issues Task Force (EITF) issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating what impact, if any, the adoption of this issue will have on its results of operations and/or financial position.

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the consolidation requirements of FIN 46.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123." SFAS No. 148 provides transition guidance for those companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 also mandates certain new disclosures that are incremental to those required by SFAS No. 123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148. At this time the Company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 is required for exit or disposal activities of the Company initiated after December 31, 2002, with earlier adoption encouraged. The Company has adopted SFAS No. 146.

2.    ACQUISITION:

      Details of the Company's acquisition in 2002 are listed below.

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

      Valuation of Common Stock issued in the acquisition was based on an appraisal obtained by the Company on previously similarly structured acquisitions, which provided for a discount of the shares due to lock-up restrictions and the lack of registration of the shares.

      The goodwill and the intangible asset acquired in the acquisition are deductible for income tax purposes over a 15-year period.

      The following unaudited pro forma results of operations assume the acquisitions occurred at the beginning of 2002:

(in thousands)                                   Three Months Ended
                                                    March 31,2002
                                                 ------------------
Net service revenues                             $           44,722

Net income                                       $            2,255

Net income per diluted share                     $             0.17

Weighted average shares                                      13,666

Pro-forma net income per above                   $            2,255

Add: after-tax interest expense on convertible
note                                                             34

Pro-forma net income for diluted EPS             $            2,289

      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 2002, nor are they necessarily indicative of future operating results.

3.    OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

      In order to bring its cost structure more in line with current revenue projections, in the first quarter of 2003, the Company recorded a charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 17 employees, or 1 percent of its total workforce. Approximately $109,000 was paid during the first quarter of 2003, and at March 31, 2003 approximately $581,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Consolidated Balance Sheet. The remaining $581,000 will be paid over the remaining quarters of 2003. Additional legal and other costs of up to approximately $100,000 are expected to be incurred over the remaining quarters of 2003 and will be expensed as incurred. Costs relating to this program are reflected in the line item entitled "Severance and Office Consolidation Costs" in the Company's Condensed Consolidated Statements of Operations.

      On August 29, 2002, the Company committed to a plan that consolidated its three New Jersey offices into one central office, located in Cranford, New Jersey. At that time, the Company maintained separate offices in Princeton, Cranford and Ft. Lee, New Jersey. The leases in the Ft. Lee and Princeton offices expired during the fourth quarter of 2002 and the first quarter of 2003, respectively. The Company vacated these offices in the fourth quarter in advance of the expiration of each of the respective office leases. As part of this plan, the Company eliminated approximately 22 full-time positions.

      In connection with the office consolidation, the Company recorded a pre-tax charge of $321,000 in the third quarter of 2002, consisting primarily of facility lease costs and severance and outplacement costs. As of March 31, 2003, $32,000 remains accrued and is reflected in Other Accrued Liabilities in the Company's Consolidated Balance Sheet. The amounts accrued as office consolidation costs are detailed as follows:

(in thousands)                    Employee    Facilities      Other       Total
                                 Severance
                                 ----------   ----------   ----------   ----------
Liability at December 31, 2002   $       73   $       44   $       40   $      157
Amount Paid                              37           24           --           61
Non-cash charge                          --            4           --            4
Adjustment to liability                  36            4           20           60
                                 ----------   ----------   ----------   ----------
Liability at March 31, 2003      $       --   $       12   $       20   $       32

      The $60,000 adjustment to the liability was due to lower than expected outplacement and legal costs associated with the office consolidation program. The Company recorded an additional $53,000 in costs in the first quarter of 2003 primarily related to retention bonuses. The remaining $32,000 will be used primarily for facility-related obligations that will be paid out in the remaining quarters of 2003.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS:

      Identifiable intangible assets as of December 31, 2002 and March 31, 2003 are composed of:

(in thousands)

                                            Goodwill       Indefinite-lived      Amortizable
                                                           Intangible Asset      intangibles
                                       ----------------    ----------------   ----------------
Balance at 12/31/02                    $         22,033    $         15,000   $             --
Less: Tax benefit to reduce goodwill                (96)                 --                 --
Add: Exchange rate fluctuations                     358                  --                 --
Balance at 3/31/03                     $         22,295    $         15,000   $             --

5.    DEBT:

      In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. The Facility is composed of a revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The revolving credit loan bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

      Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios.

      At March 31, 2003 the Company fell below the minimum permitted Fixed Charge coverage ratio. The Company and the banks amended the minimum permitted Fixed Charge coverage ratio for the first quarter of 2003 and future periods. In addition, as part of the amendment:

            - The amount available under the revolving credit loan is reduced from $23 million to the lesser of $10 million or 50% of the Company's Eligible Receivables, as defined.

            - Until the Company's Fixed Charge Coverage Ratio returns to levels specified in the original agreement, the applicable percentage applied to the interest rate on the Company's borrowing under the Facility is increased by 0.75%.

            - The term loan is collateralized by a pledge of the Company's domestic cash and cash equivalents and any amounts outstanding under the revolving credit loan are collateralized by the Company's Eligible Receivables, as defined, and any remaining domestic cash and cash equivalents above the amounts pledged as security under the term loan.

            - The Company must maintain a ratio of cash and cash equivalents held in the United States to principal amounts outstanding under the Company's term loan of at least 1.1 to 1.0.

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

      At March 31, 2003, no amounts were outstanding under the Company's revolving credit loan, $12.0 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.82%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March of 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three months ended March 31, 2003 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

      Kendle International Inc. (the "Company") is an international contract research organization (CRO) that provides integrated clinical research services including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consultation and organizational meeting management and publications services on a contract basis to the pharmaceutical and biotechnology industries

      The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract becomes effective and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company recognizes revenue under units-based contracts as units are completed multiplied by the contract per-unit price.

      The Company incurs costs in excess of contract amounts in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company's customers. The Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket costs in the Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms, so the Company recognizes these costs as part of net service revenues and direct costs.

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

      The CRO industry in general continues to be dependent on the research and development activities of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of the major customers could have a material adverse affect on the Company.

      The Company's results are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have immediate adverse effects on the consolidated financial statements. Fluctuations in the Company's sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company's long-term growth. In addition, the Company's aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

      Net Service Revenues

      Net service revenues decreased 15% to $37.2 million in the first quarter of 2003 from $43.9 million in the first quarter of 2002. Foreign currency exchange rate fluctuations accounted for a 4% increase in net service revenues in the first quarter of 2003 compared to 2002. The 15% decrease in net service revenues was composed of growth from acquisitions of 3% and a decline in organic net service revenues of 18%. The decline in net service revenues is due to delays and cancellations affecting net service revenues in the first quarter of 2003 compared to the corresponding period in 2002 as well as an overall slowdown in new business for the Company. In addition, in 2003 net service revenue recorded on contracts where costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $1.7 million. Approximately 30% of the Company's net service revenues were derived from operations outside the United States in the first quarter of 2003 compared to 28% in the corresponding period in 2002. The top five customers based on net service revenues contributed approximately 49% of net revenues during the first quarter of 2003 compared to 47% of net service revenues during the first quarter of 2002. Net service revenues from Pharmacia Inc. and Pfizer Inc. accounted for approximately 21% and 10%, respectively, of total first quarter 2003 net service revenues compared to approximately 17% and 10%, respectively, of total first quarter 2002 net service revenues. The Company's net service revenues from Pharmacia Inc. and Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication.

      Reimbursable Out-of-Pocket Revenues

      Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 15.1% to $11.5 million in the first quarter of 2003 from $10.0 million in the corresponding period of 2002.

      Operating Expenses

      Direct costs decreased by 13% from $26.0 million in the first quarter 2002 to $22.7 million in the first quarter 2003. The 13% decrease in direct costs is composed of a 14% decrease in organic direct costs and a 1% increase in direct costs due to the impact of acquisitions. The decline in organic direct costs is related to the decline in net service revenues for the period. As a result of the decrease in net service revenues, the Company has decreased the use of outside contractors working on Company projects. In addition, the decrease in organic direct costs is a result of lower investigator and out-of-pocket costs of approximately $1.7 million on contracts where these costs are fixed by the contract terms. Direct costs expressed as a percentage of net service revenues were 61.0% for the three months ended March 31, 2003 compared to 59.3% for the three months ended March 31, 2002. The increase in direct costs as a percentage of net service revenue in the first quarter of 2003 is due to lower utilization of resources in the first quarter of 2003 resulting from temporary delays in certain projects.

      Reimbursable out-of-pocket costs increased 15.1% to $11.5 million in the first quarter of 2003 from $10.0 million in the corresponding period of 2002.

      Selling, general and administrative expenses increased from $12.3 million in the first quarter of 2002 to $13.1 million in the same quarter of 2003. The change in selling, general and administrative expenses is composed of a 6% increase in organic SG&A costs and a 1% increase in SG&A costs due to the impact of acquisitions. Foreign currency exchange rate fluctuations accounted for a 5% increase in selling, general and administrative expenses in the first quarter of 2003 compared to 2002. In addition, SG&A increased due to an increase in employee related costs such as salary increases from the first quarter of 2002 to the first quarter of 2003. Selling, general and administrative expenses expressed as a percentage of net service revenues were 35.3% for the three months ended March 31, 2003 compared to 28.0% for the corresponding 2002 period. The increase in SG&A costs as a percentage of net service revenues is due to the decrease in net service revenues resulting from delays in certain projects.

      Depreciation and amortization expense increased by 11% in the first quarter of 2003 compared to the first quarter of 2002. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

      In the first quarter of 2003, in order to bring its cost structure more in line with current revenue projections, the Company recorded a charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 1 percent of its total workforce. At March 31, 2003, approximately $581,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Consolidated Balance Sheet. The remaining $581,000 will be paid over the remaining quarters of 2003.

      Other Income (Expense)

      Other Income (Expense) was an expense of approximately $600,000 in the first quarter of 2003 compared to an expense of approximately $150,000 in the first quarter of 2002. In the first quarter of 2003 the Company incurred foreign currency translation losses of approximately $345,000 primarily as a result of the British pound weakening against the euro. Foreign currency losses in the first quarter of 2002 were insignificant.

      Income Taxes

      The Company reported a tax benefit at an effective rate of 0.0% in the quarter ended March 31, 2003 compared to tax expense at an effective rate of 39.3% in the quarter ended March 31, 2002. The Company records a full valuation allowance against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from year to year based on the locations that generate the pre-tax earnings or losses.

      Net Income (Loss)

      Including the effect of the severance charge and office consolidation costs (of $548,000 or $0.04 per share), the net loss for the quarter was $2.1 million, or $0.16 per share compared with net income of $2.1 million, or $0.16 per diluted share during the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased by $6.9 million for the three months ended March 31, 2003 primarily as a result of cash used in investing and financing activities of $7.0 million and $0.9 million, respectively, offset by cash provided by operating activities of $0.9 million. Net cash provided by operating activities primarily resulted from net loss adjusted for non-cash activity.

      Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings was approximately $24.7 million at March 31, 2003 and December 31, 2002.

      Financing activities for the quarter ended March 31, 2003 consisted primarily of a payment of $750,000 relating to the Company's Facility (defined below).

      Investing activities for the three months ended March 31, 2003 consisted primarily of net purchases of available for sale securities of $5.0 million and capital expenditures of approximately $2.0 million.

      The Company had available for sale securities totaling $22.3 million at March 31, 2003.

      In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. The Facility is composed of a revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The revolving credit loan bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

      Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios.

      At March 31, 2003 the Company fell below the minimum permitted Fixed Charge coverage ratio. The Company and the banks amended the minimum permitted Fixed Charge coverage ratio for the first quarter of 2003 and future periods. In addition, as part of the amendment:

            - The amount available under the revolving credit loan is reduced from $23 million to the lesser of $10 million or 50% of the Company's Eligible Receivables, as defined.

            - Until the Company's Fixed Charge Coverage Ratio returns to levels specified in the original agreement, the applicable percentage applied to the interest rate on the Company's borrowing under the Facility is increased by 0.75%.

            - The term loan is collateralized by a pledge of the Company's domestic cash and cash equivalents and any amounts outstanding under the revolving credit loan are collateralized by the Company's Eligible Receivables, as defined, and any remaining domestic cash and cash equivalents above the amounts pledged as security under the term loan.

            - The Company must maintain a ratio of cash and cash equivalents held in the United States to principal amounts outstanding under the Company's term loan of at least 1.1 to 1.0.

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

      At March 31, 2003, no amounts were outstanding under the Company's revolving credit loan, $12.0 was million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.82%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March of 2007.

      Effective July 1, 2002 the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement the interest rate on the term loan is fixed at 4.32% plus a margin of 1.5%. The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. At March 31, 2003 approximately $551,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair market value of the swap.

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

      The Company's primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions, and facility related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its Credit Facilities, will be sufficient to meet its foreseeable cash needs. In addition, in the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

ADDITIONAL CONSIDERATIONS

      On July 15, 2002 two of the Company's major customers, Pharmacia Inc. and Pfizer Inc. announced plans to merge in a stock-for-stock transaction. The merger closed in the second quarter of 2003. Pharmacia and Pfizer combined represent approximately 31% of the Company's net service revenues for the three months ended March 31, 2003 and approximately 34% of the Company's March 31, 2003 backlog. Since the merger announcement, the Company has not noticed a change, as a result of the announced merger, in the levels of business received from either of these companies. The Company is unable to predict what impact, either positive or negative, if any, the merger will have on the current backlog of business or on amount of business the Company will receive from the combined companies in the future.

MARKET RISK

Interest Rates

      The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under its credit facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At March 31, 2003, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $2.2 million.

      In July 2002, the Company entered into an interest rate swap agreement with the intent of managing the interest rate risk on its five-year term loan. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a principal amount and an agreed-upon fixed or floating rate, for a defined period of time. See discussion of debt in the Liquidity and Resources section of the Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Foreign Currency

      The Company operates on a global basis and therefore is exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers because from time to time contracts are denominated in a currency different than the particular subsidiary's local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the location's expenses are incurred. As a result, the location's net revenues and resultant net income can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon the Company's consolidated financial results.

      The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the location's local currency, the Company recognizes a receivable at the time of invoicing at the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until the payment from the customer is received will result in the Company receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by the Company as a foreign currency transaction gain or loss, as applicable, and is reported in other income (expense) in the Consolidated Statements of Operations.

      The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of Shareholders' Equity were approximately $(900,000) at March 31, 2003 compared to $(1.5) million at December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

      Amendments to contracts resulting in revisions to revenues and costs are recognized in the period in which the revisions are negotiated. Included in accounts receivable are unbilled accounts receivable, which represent revenue recognized in excess of amounts billed.

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

      The Company accounts for employee stock options under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under APB 25, no compensation expense is recognized when the exercise price is equal to the market price of the stock on the date of the grant. If the Company accounted for stock options under SFAS 123, the Company would have to record additional compensation expense relating to stock option grants. If the Company had to account for stock options under SFAS 123, the Company's financial results would be materially adversely affected by the additional compensation expense that would have to be recognized. The compensation expense could vary significantly from period to period based on a number of factors, including the number of stock options granted, the expected holding period, the share price and share price volatility and interest rate fluctuations.

      Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which bills have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company's consolidated results of operations or financial position.

      The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of the goodwill exceeds the fair value. In the fourth quarter of 2002, the Company recorded a goodwill impairment charge of $67.7 million.

      The Company has a 50% owned joint-venture investment in Beijing KendleWits Medical Consulting Co., Ltd. (KendleWits), a company located in the People's Republic of China. The Company accounts for this investment under the equity method. To date, the Company has contributed approximately $750,000 for the capitalization of KendleWits and the carrying value recorded as of March 31, 2003 is approximately $400,000. Future capital contributions will be dependent upon the on-going capitalization needs of KendleWits and the Company's willingness to provide additional capital. The Company is not obligated to make any additional investment in KendleWits and currently has no plans to do so. Future results of KendleWits may vary, and are dependent upon the demand for clinical research services in China and the ability of KendleWits to generate additional business.

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

      The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has, and will continue to depend upon the geographic distribution of its pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgements about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established based upon an assessment that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. If estimates prove inaccurate or if the tax laws change unfavorably, significant revisions in the valuation allowance may be required in the future.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Emerging Issues Task Force issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating what impact, if any, the adoption of this issue will have on its results of operations and/or financial position.

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the consolidation requirements of FIN 46.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123. SFAS No. 148 provides transition guidance for those companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also mandates certain new disclosures that are incremental to those required by SFAS No. 123. SFAS

No. 148 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148. At this time the Company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 125, "Accounting for Stock Issued to Employees."

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 is required for exit or disposal activities of the Company initiated after December 31, 2002, with earlier adoption encouraged. The Company has adopted SFAS No. 146.

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

      Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical industry, changes in the financial conditions of the Company's customers, potential mergers and acquisitions in the pharmaceutical industry, the Company's ability to manage growth and to continue to attract and retain qualified personnel, the Company's ability to complete additional acquisitions and to integrate newly acquired businesses, the Company's ability to penetrate new markets, competition and consolidation within the industry, the ability of joint venture businesses to be integrated with the Company's operations, the fixed price nature of contracts or the loss of large contracts, cancellation or delay of contracts, the progress of ongoing projects, cost overruns, fluctuations in the Company's sales cycle, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, the carrying value of and impairment of the Company's investments and the other risk factors set forth in the Company's filings with the Securities and Exchange Commission, copies of which are available upon request from the Company's investor relations department. No assurance can be given that the Company will be able to realize the net service revenues included in backlog and verbal awards. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future results.

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

      (a)   Exhibits

      10.24    Third Amendment to Amended and Restated Credit Agreement

      99.1     Statement of Chief Executive Officer

      99.2     Statement of Chief Financial Officer

      (b)   Reports filed on Form 8-K during the quarter:

      On January 3, 2003 the Company filed a Form 8-K to disclose the retirement of Timothy M. Mooney, Executive Vice President and Chief Financial Officer and announce Karl Brenkert III as the Company's new Chief Financial Officer and Senior Vice President.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         KENDLE INTERNATIONAL INC.

                                   By: /s/ Candace Kendle
                                   -----------------------------------
Date: May 15, 2003                     Candace Kendle
                                       Chairman of the Board and Chief
                                       Executive Officer


                                   By: /s/ Karl Brenkert III
                                   -----------------------------------
Date: May 15, 2003                     Karl Brenkert
                                       Vice President - Chief Financial Officer

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

                                   By: /s/ Candace Kendle
                                   -----------------------------------
Date: May 15, 2003                     Candace Kendle
                                       Chairman of the Board and Chief
                                       Executive Officer

                                 CERTIFICATIONS

I, Karl Brenkert III, certify that:

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

                                   By: /s/ Karl Brenkert III
                                   -----------------------------------
Date: May 15, 2003                     Karl Brenkert
                                       Vice President - Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                 Description
         --------                 -----------
         10.24                    Third Amendment to Amended and Restated Credit
                                  Agreement

         99.1                     Statement of Chief Executive Officer

         99.2                     Statement of Chief Financial Officer