Form 10-Q
period 2003-06-30
KENDLE INTERNATIONAL INC
filed 2003-08-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,941,673 shares of Common Stock, no par value, as of July 31, 2003.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                                Page
                                                                                                ----
Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - June 30, 2003
                           and December 31, 2002                                                  3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended June 30, 2003 and 2002; Six Months Ended
                           June 30, 2003 and 2002                                                 4
                     Condensed Consolidated Statements of Comprehensive Income (Loss) -
                           Three Months Ended June 30, 2003 and 2002; Six Months
                           Ended June 30, 2003 and 2002                                           5
                     Condensed Consolidated Statements of Cash Flows - Six
                           Months Ended June 30, 2003 and 2002                                    6

                     Notes to Condensed Consolidated Financial Statements                         7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                              15

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                    29

         Item 4.     Controls and Procedures                                                      29

Part II.           Other Information                                                              30

         Item 1.     Legal Proceedings                                                            30

         Item 2.     Changes in Securities and Use of Proceeds                                    30

         Item 3.     Defaults upon Senior Securities                                              30

         Item 4.     Submission of Matters to a Vote of Security Holders                          30

         Item 5.     Other Information                                                            30

         Item 6.     Exhibits and Reports on Form 8-K                                             30

Signatures                                                                                        32

Exhibit Index                                                                                     33

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                       June 30,        December 31,
                                                                                          2003             2002
                                                                                       ---------         ---------
                                                                                      (unaudited)         (note 1)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                         $   6,001         $  12,671
     Available for sale securities                                                        13,929            17,304
     Accounts receivable                                                                  49,276            47,050
     Other current assets                                                                  9,081             7,343
                                                                                       ---------         ---------
               Total current assets                                                       78,287            84,368
                                                                                       ---------         ---------
Property and equipment, net                                                               18,822            19,028
Goodwill, net                                                                             22,758            22,033
Other indefinite-lived intangible assets                                                  15,000            15,000
Other assets                                                                              13,283            14,968
                                                                                       ---------         ---------
               Total assets                                                            $ 148,150         $ 155,397
                                                                                       =========         =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                               $     827         $     843
     Current portion of amounts outstanding under credit facilities                        3,000             3,000
     Trade payables                                                                        5,719             5,883
     Advance billings                                                                     17,332            22,313
     Other accrued liabilities                                                            13,603            10,878
                                                                                       ---------         ---------
         Total current liabilities                                                        40,481            42,917
                                                                                       ---------         ---------
Obligations under capital leases, less current portion                                     1,163             1,643
Convertible note                                                                           4,000             6,000
Long-term debt                                                                             8,250             9,750
Other noncurrent liabilities                                                                 807               727
                                                                                       ---------         ---------
         Total liabilities                                                                54,701            61,037
                                                                                       ---------         ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 12,959,263 and
         12,861,510 shares issued and 12,939,366 and 12,841,613
        outstanding at June 30, 2003 and December 31, 2002, respectively                      75                75
     Additional paid in capital                                                          134,491           134,266
     Accumulated deficit                                                                 (40,025)          (37,478)
     Accumulated other comprehensive loss:
         Net unrealized holding loss on available for sale securities                         (2)               (6)
         Unrealized loss on interest rate swap                                              (574)             (566)
         Foreign currency translation adjustment                                            (123)           (1,538)
                                                                                       ---------         ---------
               Total accumulated other comprehensive loss                                   (699)           (2,110)
     Less: Cost of common stock held in treasury, 19,897 shares at
        June 30, 2003 and December 31, 2002, respectively                                   (393)             (393)
                                                                                       ---------         ---------
         Total shareholders' equity                                                       93,449            94,360
                                                                                       ---------         ---------
               Total liabilities and shareholders' equity                              $ 148,150         $ 155,397
                                                                                       =========         =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(in thousands, except per share data)                For the Three Months Ended           For the Six Months Ended
                                                               June 30,                           June 30,
                                                     ---------------------------         ---------------------------
                                                          2003              2002              2003              2002
                                                     ---------         ---------         ---------         ---------
Net service revenues                                 $  38,497         $  43,694         $  75,677         $  87,615
Reimbursable out-of-pocket revenues                     14,381            14,500            25,926            24,529
                                                     ---------         ---------         ---------         ---------
Total revenues                                          52,878            58,194           101,603           112,144
                                                     ---------         ---------         ---------         ---------
Costs and expenses:
     Direct costs                                       23,480            26,506            46,169            52,538
     Reimbursable out-of-pocket costs                   14,381            14,500            25,926            24,529
     Selling, general and
         administrative expenses                        12,347            12,428            25,489            24,711
     Depreciation and amortization                       2,227             2,081             4,412             4,055
     Severance and office consolidation costs             (106)                -               576                 -
                                                     ---------         ---------         ---------         ---------
                                                        52,329            55,515           102,572           105,833
                                                     ---------         ---------         ---------         ---------
        Income (loss) from operations                      549             2,679              (969)            6,311

Other income (expense):
     Interest income                                        96               148               199               301
     Interest expense                                     (276)             (281)             (548)             (546)
     Other                                                  14                92              (424)               58
     Investment impairment                                (405)           (1,938)             (405)           (1,938)
     Gain on debt extinguishment                           558                 -               558                 -
                                                     ---------         ---------         ---------         ---------
Income (loss) before income taxes                          536               700            (1,589)            4,186
Income tax expense                                         959             1,067               958             2,436
                                                     ---------         ---------         ---------         ---------
        Net income (loss)                            $    (423)        $    (367)        $  (2,547)        $   1,750
                                                     =========         =========         =========         =========


Income (loss) per share data:
Basic:
      Net income (loss) per share                    $   (0.03)        $   (0.03)        $   (0.20)        $    0.14
                                                     =========         =========         =========         =========
      Weighted average shares                           12,938            12,731            12,908            12,671

Diluted:
      Net income (loss) per share                    $   (0.03)        $   (0.03)        $   (0.20)        $    0.13
                                                     =========         =========         =========         =========
      Weighted average shares                           12,938            12,731            12,908            13,455



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



(in thousands)                                      For the Three Months Ended      For the Six Months Ended
                                                             June 30,                       June 30,
                                                    --------------------------      ------------------------
                                                       2003            2002            2003            2002
                                                       ----            ----            ----            ----

Net income (loss)                                    $  (423)        $  (367)        $(2,547)        $ 1,750
                                                     -------         -------         -------         -------

Other comprehensive income (loss):

     Foreign currency translation adjustment             737           1,755           1,415           1,474

     Net unrealized holding gains (losses) on
        available for sale securities arising
        during the period, net of tax                      4              11               4             (25)

     Net unrealized holding losses on
        interest rate swap agreement                     (23)              -              (8)              -
                                                     -------         -------         -------         -------

Comprehensive income (loss)                          $   295         $ 1,399         $(1,136)        $ 3,199
                                                     =======         =======         =======         =======















The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(in thousands)                                                                  For the Six Months Ended
                                                                                        June 30,
                                                                                -------------------------
                                                                                    2003             2002
                                                                                --------         --------

Net cash (used in) provided by operating activities                             $ (4,188)        $  9,419
                                                                                --------         --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities          49,908           13,957
     Purchases of available for sale securities                                  (46,541)         (16,849)
     Acquisitions of property and equipment                                       (2,712)          (2,387)
     Additions to software costs                                                  (1,032)          (1,245)
     Acquisition of businesses, less cash acquired                                     -           (7,942)
     Other                                                                             8                -
                                                                                --------         --------
Net cash used in investing activities                                               (369)         (14,466)
                                                                                --------         --------
Cash flows from financing activities:
     Net proceeds (repayments) under credit facilities                            (1,500)           5,000
     Net proceeds (repayments) - book overdraft                                    1,005             (451)
     Repayment of convertible note                                                (1,442)               -
     Proceeds from exercise of stock options                                         117              279
     Payments on capital lease obligations                                          (421)            (393)
     Other                                                                           (55)             (15)
                                                                                --------         --------
Net cash (used in) provided by financing activities                               (2,296)           4,420
                                                                                --------         --------
Effects of exchange rates on cash and cash equivalents                               183              224

Net decrease in cash and cash equivalents                                         (6,670)            (403)
Cash and cash equivalents:
     Beginning of period                                                          12,671            6,016
                                                                                --------         --------
     End of period                                                              $  6,001         $  5,613
                                                                                ========         ========

Supplemental schedule of noncash investing and financing activities:
--------------------------------------------------------------------

Acquisition of Businesses:

      Fair value of assets acquired (net of cash acquired)                      $      -         $ 19,165
      Fair value of liabilities assumed                                                -           (1,131)
      Common stock issued                                                              -           (4,092)
      Convertible debt issued                                                          -           (6,000)
                                                                                --------         --------

     Net cash payments                                                          $      -         $  7,942
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

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation
---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2002 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

         The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Net Income (Loss) Per Share Data
--------------------------------

         Net income (loss) per basic share is computed using the weighted average common shares outstanding. Net income (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding.

         The net income (loss) used in computing net income (loss) per diluted share has been calculated as follows:

     (in thousands)                               Three Months Ended  Three Months Ended
                                                     June 30, 2003       June 30, 2002
                                                  ------------------  ------------------
     Net loss per Statements of Operations               $(423)             $(367)
     Add: after-tax interest expense on
     convertible note                                        -                  -
                                                         -----              -----
     Net loss for diluted earnings per share             $(423)             $(367)
     calculation

     (in thousands)                                       Six Months Ended     Six Months Ended
                                                            June 30, 2003       June 30, 2002
                                                          ----------------     ----------------
     Net income (loss) per Statements of Operations            $(2,547)            $ 1,750
     Add: after-tax interest expense on
     convertible note                                               --                  58
                                                               -------             -------
     Net income (loss) for diluted earnings per                $(2,547)            $ 1,808
     share calculation

     The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

     (in thousands)                                      Three Months Ended   Three Months Ended
                                                            June 30, 2003       June 30, 2002
                                                         ------------------   ------------------
     Weighted average common shares
      outstanding                                               12,938              12,731
     Stock options                                                  --                  --
     Convertible note                                               --                  --
                                                               -------             -------
     Weighted average shares                                    12,938              12,731
                                                               -------             -------

     (in thousands)                                       Six Months Ended     Six Months Ended
                                                            June 30, 2003        June 30, 2002
                                                          ----------------     ----------------
     Weighted average common shares
      outstanding                                               12,908              12,671

     Stock options                                                  --                 518
     Convertible note                                               --                 266
                                                               -------             -------
     Weighted average shares                                    12,908              13,455
                                                               -------             -------

         Options to purchase approximately 2,400,000 shares of common stock were outstanding during the three and six months ended June 30, 2003 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

         Options to purchase approximately 1,970,000 shares of common stock were outstanding during the three months ended June 30, 2002 but were not included in the computation of earnings per diluted share because the effect would be antidilutive. Options to purchase approximately 871,000 shares of common stock were outstanding during the six months ended June 30 2002 but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Stock-Based Compensation
------------------------

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

         Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the first six months of 2003 and 2002 would have been approximately $2.5 million and $2.4 million, respectively. The Company's pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:

------------------------------------------------------- ----------------------- ------------------
(in thousands, except per share data)                     Three Months Ended      Three Months
                                                               June 30,           Ended June 30,
                                                                 2003                  2002
------------------------------------------------------- ----------------------- ------------------
------------------------------------------------------- ----------------------- ------------------
PRO FORMA NET LOSS:
------------------------------------------------------- ----------------------- ------------------
As reported                                                 $(423)                    $(367)
------------------------------------------------------- ----------------------- ------------------
Less: pro forma adjustment for stock-
based compensation, net of tax                               (988)                     (985)
                                                        -----------             -------------
------------------------------------------------------- ----------------------- ------------------
Pro-forma net loss                                        $(1,411)                  $(1,352)
------------------------------------------------------- ----------------------- ------------------

------------------------------------------------------- ----------------------- ------------------
PRO-FORMA NET LOSS PER BASIC SHARE:
------------------------------------------------------- ----------------------- ------------------
As reported                                                $(0.03)                   $(0.03)
------------------------------------------------------- ----------------------- ------------------
Effect of pro forma expense                                $(0.08)                   $(0.08)
------------------------------------------------------- ----------------------- ------------------
Pro-forma                                                  $(0.11)                   $(0.11)
------------------------------------------------------- ----------------------- ------------------
PRO-FORMA NET LOSS PER DILUTED SHARE:
------------------------------------------------------- ----------------------- ------------------
As reported                                                $(0.03)                   $(0.03)
------------------------------------------------------- ----------------------- ------------------
Effect of pro forma expense                                $(0.08)                   $(0.08)
------------------------------------------------------- ----------------------- ------------------
Pro-forma                                                  $(0.11)                   $(0.11)
------------------------------------------------------- ----------------------- ------------------


------------------------------------------------------- --------------------- ---------------------
(in thousands, except per share data)                     Six Months Ended      Six Months Ended
                                                           June 30, 2003         June 30, 2002
------------------------------------------------------- --------------------- ---------------------
------------------------------------------------------- --------------------- ---------------------
PRO FORMA NET INCOME (LOSS):
------------------------------------------------------- --------------------- ---------------------
As reported                                                 $(2,547)                $1,750
------------------------------------------------------- --------------------- ---------------------
Less: pro forma adjustment for stock-
based compensation, net of tax                               (2,002)                (1,931)
                                                        -------------         -------------
------------------------------------------------------- --------------------- ---------------------
Pro-forma net income (loss)                                 $(4,549)                 $(181)
------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------- --------------------- ---------------------
PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
------------------------------------------------------- --------------------- ---------------------
As reported                                                  $(0.20)                 $0.14
------------------------------------------------------- --------------------- ---------------------
Effect of pro-forma expense                                  $(0.15)                $(0.15)
------------------------------------------------------- --------------------- ---------------------
Pro-forma                                                    $(0.35)                $(0.01)
------------------------------------------------------- --------------------- ---------------------
PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------- --------------------- ---------------------
As reported                                                  $(0.20)                 $0.13
------------------------------------------------------- --------------------- ---------------------
Effect of pro-forma expense                                  $(0.15)                $(0.14)
------------------------------------------------------- --------------------- ---------------------
Pro-forma                                                    $(0.35)                $(0.01)
------------------------------------------------------- --------------------- ---------------------

New Accounting Pronouncements
-----------------------------

         In January 2003, the Emerging Issues Task Force (EITF) issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

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

         The aggregate purchase price was approximately $18.2 million, including approximately $8.1 million in cash (including acquisition costs), 314,243 shares of Common Stock valued at $4.1 million and a $6.0 million convertible subordinated note. The note is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time before January 29, 2005, the Maturity Date. In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements at the request of the CPR shareholders. See Note 5, Debt for further discussion regarding these agreements.

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

         The following unaudited pro forma results of operations assume the acquisition occurred at the beginning of 2002:

     (in thousands)                                       Six Months Ended
                                                            June 30, 2002
                                                        ---------------------
     Net service revenues                                      $88,416

     Net income                                                $ 1,888

     Net income per diluted share                              $  0.14

     Weighted average shares                                    13,553

     Pro-forma net income per above                            $ 1,888

     Add: after-tax interest expense on convertible
     note                                                           68

     Pro-forma net income for diluted EPS                      $ 1,956

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2002, nor are they necessarily indicative of future operating results.


3.       OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

         In order to bring its cost structure more in line with current revenue projections, in the first quarter of 2003, the Company recorded a pre-tax charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 17 employees, or 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by $106,000 as a result of lower than expected severance costs related to the workforce reduction. Approximately $390,000 was paid during the second quarter of 2003 pertaining to this workforce reduction, and at June 30, 2003 approximately $85,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet. The remaining $85,000 will be paid over the remaining quarters of 2003. Costs relating to this program are reflected in the line item entitled "Severance and Office Consolidation Costs" in the Company's Condensed Consolidated Statements of Operations.

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

         In connection with the office consolidation, the Company recorded a pre-tax charge of $321,000 in the third quarter of 2002, consisting primarily of facility lease costs and severance and outplacement costs. As of June 30, 2003, $31,000 remains accrued and is reflected in Other Accrued Liabilities in the Company's Condensed Consolidated Balance Sheet.

         The amounts accrued for the workforce reduction and office consolidation costs are detailed as follows:

------------------------------- ----------------- ------------------ -------------------- -------------------
                                Employee          Facilities         Other                Total
                                Severance
------------------------------- ----------------- ------------------ -------------------- -------------------
Liability at December 31, 2002  $73               $44                $40                  $157
------------------------------- ----------------- ------------------ -------------------- -------------------
Amounts accrued                 742               --                 --                   742
------------------------------- ----------------- ------------------ -------------------- -------------------
Amounts paid                    (588)             (25)               --                   (613)
------------------------------- ----------------- ------------------ -------------------- -------------------
Non-Cash charge                 --                (4)                --                   (4)
------------------------------- ----------------- ------------------ -------------------- -------------------
Adjustment to liability         (142)             (4)                (20)                 (166)
------------------------------- ----------------- ------------------ -------------------- -------------------
Liability at June 30, 2003      $85               $11                $20                  $116
------------------------------- ----------------- ------------------ -------------------- -------------------

4.       GOODWILL AND OTHER INTANGIBLE ASSETS:

         Identifiable intangible assets as of December 31, 2002 and June 30, 2003 are composed of:

(in thousands)


                                                  Goodwill     Indefinite-lived
                                                                  Intangible
                                                                     Asset
---------------------------------------------- ------------- ----------------------
Balance at 12/31/02                                $22,033          $15,000
---------------------------------------------- ------------- ----------------------
Less: Tax benefit to reduce goodwill                  (194)           --
---------------------------------------------- ------------- ----------------------
Add: Exchange rate fluctuations                        919            --
---------------------------------------------- ------------- ----------------------
Balance at 6/30/03                                 $22,758          $15,000
---------------------------------------------- ------------- ----------------------



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

         At June 30, 2003, no amounts were outstanding under the Company's revolving credit loan, $11.3 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.82%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March of 2007.

         With the acquisition of CPR the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a three-year United States Treasury Note.

         In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company will pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Consolidated Statements of Operations. At June 30, 2003 the CPR shareholders exercised their put option and the Company paid $1.4 million to settle $2.0 million of the $6.0 million convertible note. A gain of approximately $558,000 has been recorded in the second quarter of 2003 in the Company's Condensed Consolidated Statements of Operations.

6.       SUBSEQUENT EVENTS:

         On August 13, 2003 the Company entered into an agreement to acquire substantially all of the assets and assume certain liabilities of the Mexican CRO group ECA, consisting of Estadisticos y Clinicos Asociados, S.A.; Information Clinica, S.C.; and USA ECA, Inc. (collectively, "ECA"). ECA is a Phase I-IV contract research organization located in Mexico City, Mexico. The transaction is subject to customary closing conditions and is expected to close later in the third quarter. The purchase price of this acquisition will be funded entirely with cash, is subject to certain adjustments at closing, and as such, has not been finalized at this time.

         On August 14, 2003, the Company announced to its employees a workforce realignment plan which will immediately eliminate approximately 65 positions from its global workforce. Costs associated with the plan, which include severance, outplacement and other employee related costs, will be recorded in the third quarter and are expected to approximate $850,000, on a pre-tax basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and six months ended June 30, 2003 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

         The Company incurs costs in excess of contract amounts in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company's customers. The Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket costs in the Condensed Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms, so the Company recognizes these costs as part of net service revenues and direct costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Net Service Revenues
         --------------------

         Net service revenues decreased 12% to $38.5 million in the second quarter of 2003 from $43.7 million in the second quarter of 2002. Foreign currency exchange rate fluctuations accounted for a 5% increase in net service revenues in the second quarter of 2003 compared to 2002. The decline in net service revenues is due to contract delays and cancellations affecting net service revenues in the second quarter of 2003 compared to the corresponding period in 2002 as well as an overall slowdown in new business for the Company. Additionally, in 2003 net service revenue recorded on contracts where costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $1.5 million. Net service revenues in North America dropped by approximately $6.9 million from the second quarter of 2002 to the corresponding period in 2003, due to the reasons previously cited as well as a slowdown in new business from two of the Company's largest customers which recently merged. Approximately 33% of the Company's net service revenues were derived from operations outside the United States in the second quarter of 2003 compared to 25% in the corresponding period in 2002. The top five customers based on net service revenues contributed approximately 47% of net service revenues during the second quarter of 2003 compared to 45% of net service revenues during the second quarter of 2002. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 26% of total second quarter 2003 net service revenues compared to approximately 28% of total second quarter 2002 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication.

         Reimbursable Out-of-Pocket Revenues
         -----------------------------------

         Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 1% to $14.4 million in the second quarter of 2003 from $14.5 million in the corresponding period of 2002.

         Operating Expenses
         ------------------

         Direct costs decreased by 11% from $26.5 million in the second quarter 2002 to $23.5 million in the second quarter 2003. The decline in direct costs is related to the decline in net service revenues for the period. As a result of the decrease in net service revenues, the Company has decreased the use of outside contractors working on Company projects. In addition, the decrease in direct costs is a result of lower investigator and out-of-pocket costs of approximately $1.5 million on contracts where these costs are fixed by the contract terms. Direct costs expressed as a percentage of net service revenues were 61.0% for the three months ended June 30, 2003 compared to 60.7% for the three months ended June 30, 2002. The increase in direct costs as a percentage of net service revenue in the second quarter of 2003 is due to lower utilization of resources in the second quarter of 2003 resulting from temporary delays in certain projects and the overall drop in business activity.

         Reimbursable out-of-pocket costs decreased 1% to $14.4 million in the second quarter of 2003 from $14.5 million in the corresponding period of 2002.

         Selling, general and administrative expenses decreased from $12.4 million in the second quarter of 2002 to $12.3 million in the same quarter of 2003. Foreign currency exchange rate fluctuations accounted for a 5% increase in selling, general and administrative expenses in the second quarter of 2003 compared to the comparable period of 2002. This increase was more than offset by savings realized from the Company's workforce reduction completed in the first quarter of 2003 and its office consolidation completed in the third quarter of 2002. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.1% for the three months ended June 30, 2003 compared to 28.4% for the corresponding 2002 period. The increase in SG&A costs as a percentage of net service revenues is due to the decrease in net service revenues resulting from temporary delays in certain projects and the overall drop in business activity.

         Depreciation and amortization expense increased by 7% in the second quarter of 2003 compared to the second quarter of 2002. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

         In the second quarter of 2003, the Company recorded an adjustment of approximately $106,000 to reduce the severance costs related to the workforce reduction charge recorded in the first quarter of 2003. This adjustment is the result of lower than expected severance costs associated with the workforce reduction.

         Other Income (Expense)
         ----------------------

         Other Income (Expense) was an expense of approximately $13,000 in the second quarter of 2003 compared to an expense of approximately $2.0 million in the second quarter of 2002. In the second quarter of 2003, the Company made a partial early repayment on its $6 million convertible note and recorded a gain from this early partial debt extinguishment of approximately $558,000. Additionally, during the quarter the Company determined that its investment in KendleWits, its 50 percent-owned joint venture in the People's Republic of China, was permanently impaired and accordingly recorded a $405,000 non-cash impairment charge to reduce the carrying value of this investment to zero. In the second quarter of 2002, the Company recorded a $1.9 million non-cash charge to write-off its investment in Digineer, Inc. (Digineer), a healthcare consulting and software development company that during the quarter adopted a plan to cease operations.

         Income Taxes
         ------------

         The Company reported tax expense at an effective rate of 178.9% in the quarter ended June 30, 2003 compared to tax expense at an effective rate of 152.4% in the quarter ended June 30, 2002. In 2003, the Company recorded a full valuation allowance against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from year to year based on the locations that generate the pre-tax earnings or losses. The write-off of the Digineer investment in 2002 is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company recorded a valuation allowance against the deferred tax asset relating to the Digineer loss and no income tax benefit was recorded.

         Net Income (Loss)
         -----------------

         Including the effects of the adjustment to reduce severance costs, the write-off of the investments in KendleWits and the gain from debt extinguishment (items totaling income of $35,000) the net loss for the quarter ended June 30, 2003 was approximately $423,000, or $0.03 per share. Including the effect of the write-off of the investment in Digineer in the second quarter of 2002 (of $1.9 million, or $0.15 per share) the net loss for the second quarter of 2002 was approximately $367,000 or $0.03 per share.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Net Service Revenues
         --------------------

         Net service revenues decreased 14% to $75.7 million in the first six months of 2003 from $87.6 million in the first six months of 2002. Foreign currency exchange rate fluctuations accounted for a 4% increase in net service revenues in the first six months of 2003 compared to the comparable period of 2002. The 14% decrease in net service revenues was composed of growth from acquisitions of 1% and a decline in organic net service revenues of 15%. The decline in net service revenues is due to contract delays and cancellations affecting net service revenues in the first half of 2003 compared to the corresponding period in 2002 as well as an overall slowdown in new business for the Company. In addition, in 2003 net service revenue recorded on contracts where costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $3.2 million. Approximately 31% of the Company's net service revenues were derived from operations outside the United States in the first six months of 2003 compared to 27% in the corresponding period in 2002. The top five customers based on net service revenues contributed approximately 49% of net service revenues during the first six months of 2003 compared to 46% of net service revenues during the first six months of 2002. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 28% of total first half of 2003 net service revenues compared to approximately 27% of total first half 2002 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication.

         Reimbursable Out-of-Pocket Revenues
         -----------------------------------

         Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 5.7% to $25.9 million in the six months ended June 30, 2003 from $24.5 million in the corresponding period of 2002.

         Operating Expenses
         ------------------

         Direct costs decreased by 12% from $52.5 million in the first six months of 2002 to $46.2 million in the first six months of 2003. The 12% decrease in direct costs is composed of a 13% decrease in organic direct costs and a 1% increase in direct costs due to the impact of acquisitions. The decline in organic direct costs is related to the decline in net service revenues for the period. As a result of the decrease in net service revenues, the Company has decreased the use of outside contractors working on Company projects. In addition, the decrease in organic direct costs is a result of lower investigator and out-of-pocket costs of approximately $3.2 million on contracts where these costs are fixed by the contract terms. Direct costs expressed as a percentage of net service revenues were 61.0% for the six months ended June 30, 2003 compared to 60.0% for the six months ended June 30, 2002. The increase in direct costs as a percentage of net service revenue in the first half of 2003 is due to lower utilization of resources in the first half of 2003 resulting from temporary delays in certain projects and an overall decline in business activity.

         Reimbursable out-of-pocket costs increased 5.7% to $25.9 million in the first six months of 2003 from $24.5 million in the corresponding period of 2002.

         Selling, general and administrative expenses increased from $24.7 million in the first half of 2002 to $25.5 million in the first half of 2003. The change in selling, general and administrative expenses is principally the result of a 3% increase in organic SG&A costs. Acquisitions did not have a material impact on SG&A costs in the period. Foreign currency exchange rate fluctuations accounted for a 5% increase in selling, general and administrative expenses in the first six months of 2003 compared to the comparable period of 2002. During the first six months of 2003, the Company realized savings from its workforce reduction completed in the first quarter of 2003 and its office consolidation completed in the third quarter of 2002. Selling, general and administrative expenses expressed as a percentage of net service revenues were 33.7% for the six months ended June 30, 2003 compared to 28.2% for the corresponding 2002 period. The increase in SG&A costs as a percentage of net service revenues is due to the decrease in net service revenues resulting from temporary delays in certain projects and the overall drop in business activity.

         Depreciation and amortization expense increased by 9% in the six months ending June 30, 2003 compared to the corresponding period of 2002. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

         In the first quarter of 2003, in order to bring its cost structure more in line with current revenue projections, the Company recorded a charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by approximately $106,000 as a result of lower than expected severance costs related to the workforce reduction. At June 30, 2003, approximately $85,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet. The remaining $85,000 will be paid over the remaining quarters of 2003.

         Other Income (Expense)
         ----------------------

         Other Income (Expense) was an expense of approximately $620,000 in the first six months of 2003 compared to an expense of approximately $2.1 million in the first six months of 2002. In the second quarter of 2003, the Company made a partial early repayment on its $6 million convertible note and recorded a gain from this early partial debt extinguishment of approximately $558,000. Additionally, during the quarter the Company determined that its investment in KendleWits, its 50 percent-owned joint venture in the People's Republic of China, was permanently impaired and accordingly recorded a $405,000 non-cash impairment charge to reduce the carrying value of this investment to zero. In addition, in the first six months of 2003 the Company incurred foreign currency transaction losses of approximately $300,000 primarily as a result of the British pound weakening against the euro. In the second quarter of 2002, the Company recorded a $1.9 million non-cash charge to write-off its investment in Digineer, Inc., a healthcare consulting and software development company that during the quarter adopted a plan to cease operations.

         Income Taxes
         ------------

         The Company reported tax expense at an effective rate of 60.3% in the six months ended June 30, 2003 compared to tax expense at an effective rate of 58.2% in the six months ended June 30, 2002. In 2003, the Company recorded a full valuation allowance against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from year to year based on the locations that generate the pre-tax earnings or losses. The write-off of the Digineer investment in 2002 is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company recorded a valuation allowance against the deferred tax asset relating to the Digineer loss and no income tax benefit was recorded.

         Net Income (Loss)
         -----------------

         Including the effect of the severance charge and office consolidation costs, the write-off of the investment in KendleWits and the gain from debt extinguishment (items totaling $513,000 or $0.04 per share), the net loss for the six months in 2003 was $2.5 million, or $0.20 per share compared with net income of $1.8 million, or $0.13 per diluted share including the write-off of the Digineer investment (totaling $1.9 million or $0.14 per share) during the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $6.7 million for the six months ended June 30, 2003 primarily as a result of cash used in operating activities of $4.2 million, cash used in investing activities of approximately $370,000 and cash used in financing activities of $2.3 million. Net cash used by operating activities primarily resulted from an increase in accounts receivable and a decrease in advance billings.

         Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings was approximately $31.9 million at June 30, 2003 and $24.7 million at December 31, 2002.

         Financing activities for the six months ended June 30, 2003 consisted primarily of scheduled repayments amounting to $1.5 million relating to the Company's Facility (defined below) and a partial early repayment of $1.4 million relating to the Company's convertible debt (see below).

         Investing activities for the six months ended June 30, 2003 consisted primarily of net proceeds from the sale and maturity of available for sale securities of $3.4 million offset by capital expenditures of approximately $3.7 million.

         The Company had available for sale securities totaling $13.9 million at June 30, 2003.

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

         At March 31, 2003 the Company fell below the minimum permitted Fixed Charge coverage ratio. The Company and the banks amended the minimum permitted Fixed Charge coverage ratio for the first quarter of 2003 and future periods. In addition, changes as part of the amendment include but are not limited to the following:
            - The amount available under the revolving credit loan is reduced from $23 million to the lesser of $10 million or 50% of the Company's Eligible Receivables, as defined.
            - Until the Company's Fixed Charge Coverage Ratio returns to levels specified in the original agreement, the applicable percentage applied to the interest rate on the Company's borrowing under the Facility is increased by 0.75%.
            - The term loan is collateralized by a pledge of the Company's domestic cash and cash equivalents and any amounts outstanding under the revolving credit loan are collateralized by the Company's Eligible Receivables, as defined, and any remaining domestic cash and cash equivalents above the amounts pledged as security under the term loan.
            - The Company must maintain a ratio of cash and cash equivalents held in the United States to principal amounts outstanding under the Company's term loan of at least 1.1 to 1.0.

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

         At June 30, 2003, no amounts were outstanding under the Company's revolving credit loan, $11.3 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.82%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March of 2007.

         Effective July 1, 2002 the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement the interest rate on the term loan is fixed at 4.32% plus a margin of 1.5%. The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At June 30, 2003 approximately $574,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair market value of the swap.

         With the acquisition of CPR the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a three-year United States Treasury Note.

         In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company will pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. At June 30, 2003 the CPR shareholders exercised their put option and the Company paid approximately $1.4 million to settle $2.0 million of the $6.0 million convertible note. A gain of $558,000 has been recorded in the second quarter of 2003 in the Company's Condensed Consolidated Statements of Operations.

         The Company's primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions, and facility related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its Credit Facilities, will be sufficient to meet its foreseeable cash needs. In addition, subject to the terms and conditions under its existing credit facilities, in the future the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

ADDITIONAL CONSIDERATIONS

         On July 15, 2002 two of the Company's major customers, Pharmacia Inc. and Pfizer Inc. announced plans to merge in a stock-for-stock transaction. The merger closed in the second quarter of 2003. Pharmacia and Pfizer combined represent approximately 26% and 28% of the Company's net service revenues for the three and six months ended June 30, 2003 and approximately 32% of the Company's June 30, 2003 backlog. During the second quarter of 2003, the Company identified a change, coinciding with the completion of the announced merger, in the levels of business received from the combined Pfizer company. Although the Company anticipates that business from Pfizer will increase in the third and fourth quarter of 2003 compared to the first half of 2003, there is no assurance that the level of business received will meet or exceed the business amounts the Company received from Pharmacia Inc. and Pfizer Inc. in periods prior to the merger. If the level of business does not return to levels experienced prior to the merger, failure to replace this business would have a negative impact on the Company's results of operations and financial position in future quarters.

         On August 13, 2003 the Company entered into an agreement to acquire substantially all of the assets and assume certain liabilities of Mexican CRO group ECA, consisting of Estadisticos y Clinicos Asociados, S.A; Informatica Clinica, S.C; USA ECA, Inc. (collectively "ECA"). ECA is a Phase I-IV contract research organization located in Mexico City, Mexico. The transaction is subject to customary closing conditions and is expected to close later in the third quarter. The purchase price of this acquisition will be funded entirely with cash, is subject to certain adjustments at closing, and as such has not been finalized at this time.

         On August 14, 2003, the Company announced to its employees a workforce realignment plan which will immediately eliminate approximately 65 full-time positions from its global workforce. Costs associated with this plan, which include severance, outplacement and other employee related costs will be recorded in the third quarter and are expected to be approximately $850,000 on a pre-tax basis. Annual pre-tax savings as a result of the workforce realignment are estimated to be approximately $4.4 million. In its Form 8-K dated July 31, 2003, the Company provided revisions to its revenue and earnings guidance for the balance of 2003. Contemplated in these revised estimates, among other things, was an estimate of the savings to be generated by the workforce realignment plan.

         As a result of the costs associated with the above-referenced workforce realignment plan which will be recorded in the third quarter, the Company anticipates that it will be in violation of certain financial covenants contained in its Facility. The Company is currently negotiating with the banks to obtain a waiver or an amendment relating to the potential violation of these covenants. Although the Company expects to be able to obtain a waiver or amendment, there can be no assurance that such waiver or amendment will be granted by the banks, or if granted will be at terms favorable to the Company.

MARKET RISK

Interest Rates

         The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under its credit facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At June 30, 2003, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.4 million.

         In July 2002, the Company entered into an interest rate swap agreement with the intent of managing the interest rate risk on its five-year term loan. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a principal amount and an agreed-upon fixed or floating rate for a defined period of time. See discussion of debt in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of Shareholders' Equity, were approximately $(123,000) at June 30, 2003 compared to $(1.5 million) at December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.

         The majority of the Company's revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based on assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management reviews the budget for each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. As the work progresses, original estimates might be changed due to changes in the scope of the work. The Company attempts to negotiate contract amendments with the sponsor to cover these services provided outside the terms of the original contract. However, there can be no guarantee that the sponsor will agree to the proposed amendments, and the Company ultimately bears the risk of cost overruns. In certain instances, the Company may have to commit additional resources to existing projects, resulting in lower gross margins. Similar situations may occur in the future. Historically, the majority of the Company's estimates have been materially correct, but there can be no guarantee that these estimates will continue to be accurate.

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

         The Company has a 50% owned joint-venture investment in Beijing KendleWits Medical Consulting Co., Ltd. (KendleWits), a company located in the People's Republic of China. The Company accounts for this investment under the equity method. To date, the Company has contributed approximately $750,000 for the capitalization of KendleWits. In the second quarter of 2003, the Company determined that its investment in KendleWits was impaired and as a result recorded a $405,000 non-cash charge to reduce the carrying value of this investment to zero. Future capital contributions will be dependent upon the on-going capitalization needs of

KendleWits and the Company's willingness to provide additional capital. The Company is not obligated to make any additional investment in KendleWits and currently has no plans to do so.

         The Company capitalizes costs incurred to internally develop software used primarily in providing proprietary clinical trial and data management services, and amortizes these costs over the useful life of the product, not to exceed five years. Internally developed software represents software in the application development stage, and there is no assurance that the software development process will produce a final product for which the fair value exceeds its carrying value. Internally developed software is an intangible asset subject to impairment write-downs whenever events indicate that the carrying value of the software may not be recoverable. Assessing the fair value of the internally developed software requires estimates and judgment on the part of management.

         The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has, and will continue to depend upon the geographic distribution of its pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established based upon an assessment that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. If estimates prove inaccurate or if the tax laws change unfavorably, significant revisions in the valuation allowance may be required in the future.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Emerging Issues Task Force issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

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

         The Annual Meeting of Shareholders of the Company was held May 9, 2003. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Philip E. Beekman, Christopher C. Bergen, Dr. G. Steven Geis, Timothy E. Johnson, Dr. Donald C. Harrison, Frederick A. Russ and Robert C. Simpson. Shares were voted as follows: Candace Kendle (FOR: 8,185,800 WITHHELD: 2,924,143), Philip E. Beekman (FOR: 9,665,185
WITHHELD: 1,444,758), Christopher C. Bergen (FOR: 8,225,504 WITHHELD:
2,884,439), Dr. G. Steven Geis (FOR: 10,240,780 WITHHELD: 869,163), Timothy E.
Johnson (FOR: 10,237,713 WITHHELD: 872,230), Dr. Donald C. Harrison (FOR:
9,748,029 WITHHELD: 1,361,914), Frederick A. Russ (FOR: 10,237,963 WITHHELD:
871,980) and Robert C. Simpson (FOR: 9,747,629 WITHHELD: 1,362,314).

         The Shareholders voted on a proposed amendment to the 1997 Stock Option and Stock Incentive Plan. This proposed amendment would have increased the number of authorized shares of Common Stock from 3,000,000 shares to 5,000,000 shares. The Shareholders voted against the adoption of this proposed amendment. Voting results on this proposed amendment were as follows: 4,261,123 shares were voted for the amendment, 5,743,976 shares voted against, 53,646 shares voted to abstain, and 1,051,198 shares were broker non-votes.

         In addition, the Shareholders voted on the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the calendar year 2003. The Shareholders ratified this appointment. Voting results on this ratification were as follows: 9,502,443 shares were voted for ratification, 1,595,088 shares voted against, and 12,412 shares voted to abstain.

Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K --

         (a) Exhibits
         2.20              Form of Note Prepayment Agreement
         10.20(g)          2003 Directors Compensation Plan
         31.1              Certificate of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
         31.2              Certificate of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
         32.1              Certificate of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
         32.2              Certificate of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports filed on Form 8-K during the quarter:

         On May 2, 2003 the Company filed a Form 8-K to disclose the non-GAAP financial measures included in its press release announcing its first quarter results of operations and financial condition and the reasons for including the non-GAAP financial measures.

         On June 13, 2003 the Company filed a Form 8-K to announce that Pricewaterhouse Coopers LLP had been dismissed as the independent public accountants to audit the Company's consolidated financial statements and that effective June 9, 2003 Deloitte & Touche LLP had been engaged as its independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             KENDLE INTERNATIONAL INC.



                                    By:   /s/ Candace Kendle
                                        ------------------------------
Date: August 14, 2003                       Candace Kendle
                                          Chairman of the Board and Chief
                                          Executive Officer



                                    By:  /s/ Karl Brenkert III
                                        -------------------------------
Date: August 14, 2003                      Karl Brenkert III
                                Senior Vice President - Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                   Description
         --------                   -----------

         2.20              Form of Note Prepayment Agreement
         10.20(g)          2003 Directors Compensation Plan
         31.1              Certificate of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
         31.2              Certificate of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
         32.1              Certificate of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
         32.2              Certificate of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002