Form 10-Q
period 2003-09-30
KENDLE INTERNATIONAL INC
filed 2003-11-14
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________ TO ___________

                      Commission file number 000-23019
                                             ----------

                            KENDLE INTERNATIONAL INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                         31-1274091
------------------------------------------------------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

441 Vine Street, Suite 1200, Cincinnati, Ohio                 45202
------------------------------------------------------------------------------
 (Address of principal executive offices)                    Zip Code


Registrant's telephone number, including area code         (513) 381-5550
                                                    --------------------------


------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,060,015 shares of Common Stock, no par value, as of October 31, 2003.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets -September 30, 2003
                           and December 31, 2002                                                           3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended September 30, 2003 and 2002; Nine Months Ended
                           September 30, 2003 and 2002                                                     4

                     Condensed Consolidated Statements of Comprehensive Income (Loss) -
                           Three Months Ended September 30, 2003 and 2002; Nine Months
                           Ended September 30, 2003 and 2002                                               5

                     Condensed Consolidated Statements of Cash Flows - Nine
                           Months Ended September 30, 2003 and 2002                                        6

                     Notes to Condensed Consolidated Financial Statements                                  7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      16

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                            30

         Item 4.     Controls and Procedures                                                              30

Part II.           Other Information                                                                      31

         Item 1.     Legal Proceedings                                                                    31

         Item 2.     Changes in Securities and Use of Proceeds                                            31

         Item 3.     Defaults upon Senior Securities                                                      31

         Item 4.     Submission of Matters to a Vote of Security Holders                                  31

         Item 5.     Other Information                                                                    31

         Item 6.     Exhibits and Reports on Form 8-K                                                     31

Signatures                                                                                                32

Exhibit Index                                                                                             33

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                  September 30,   December 31,
                                                                                       2003            2002
                                                                                     ---------       ---------
                                                                                    (unaudited)       (note 1)
                           ASSETS
Current assets:
     Cash and cash equivalents                                                       $  15,339       $  12,671
     Available for sale securities                                                      10,424          17,304
     Accounts receivable                                                                44,718          47,050
     Other current assets                                                               10,391           7,343
                                                                                     ---------       ---------
               Total current assets                                                     80,872          84,368
                                                                                     ---------       ---------
Property and equipment, net                                                             17,924          19,028
Goodwill, net                                                                           22,794          22,033
Other indefinite-lived intangible assets                                                15,000          15,000
Other assets                                                                            12,649          14,968
                                                                                     ---------       ---------
               Total assets                                                          $ 149,239       $ 155,397
                                                                                     =========       =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                             $     874       $     843
     Current portion of amounts outstanding under credit facilities                      3,000           3,000
     Trade payables                                                                      4,508           5,883
     Advance billings                                                                   17,738          22,313
     Other accrued liabilities                                                          14,999          10,878
                                                                                     ---------       ---------
         Total current liabilities                                                      41,119          42,917
                                                                                     ---------       ---------
Obligations under capital leases, less current portion                                   1,096           1,643
Convertible note                                                                         4,000           6,000
Long-term debt                                                                           7,500           9,750
Other noncurrent liabilities                                                               850             727
                                                                                     ---------       ---------
         Total liabilities                                                              54,565          61,037
                                                                                     ---------       ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 13,070,651 and
         12,861,510 shares issued and 13,050,754 and 12,841,613
        outstanding at September 30, 2003 and December 31, 2002, respectively               75              75
     Additional paid in capital                                                        135,010         134,266
     Accumulated deficit                                                               (39,681)        (37,478)
     Accumulated other comprehensive loss:
         Net unrealized holding gain (loss) on available for sale securities                 1              (6)
         Unrealized loss on interest rate swap                                            (458)           (566)
         Foreign currency translation adjustment                                           120          (1,538)
                                                                                     ---------       ---------
               Total accumulated other comprehensive loss                                 (337)         (2,110)
     Less: Cost of common stock held in treasury, 19,897 shares at
        September 30, 2003 and December 31, 2002, respectively                            (393)           (393)
                                                                                     ---------       ---------
         Total shareholders' equity                                                     94,674          94,360
                                                                                     ---------       ---------
               Total liabilities and shareholders' equity                            $ 149,239       $ 155,397
                                                                                     =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(in thousands, except per share data)              For the Three Months Ended      For the Nine Months Ended
                                                         September 30,                    September 30,
                                                   -------------------------       -------------------------
                                                      2003            2002            2003            2002
                                                   ---------       ---------       ---------       ---------
Net service revenues                               $  40,424       $  40,966       $ 116,101       $ 128,581
Reimbursable out-of-pocket revenues                   12,716          11,468          38,642          35,997
                                                   ---------       ---------       ---------       ---------
Total revenues                                        53,140          52,434         154,743         164,578
                                                   ---------       ---------       ---------       ---------

Costs and expenses:
     Direct costs                                     22,404          23,900          68,573          76,438
     Reimbursable out-of-pocket costs                 12,716          11,468          38,642          35,997
     Selling, general and
         administrative expenses                      13,833          11,321          39,322          36,032
     Depreciation and amortization                     2,244           2,141           6,656           6,196
     Severance and office consolidation costs            897             321           1,473             321
                                                   ---------       ---------       ---------       ---------

                                                      52,094          49,151         154,666         154,984
                                                   ---------       ---------       ---------       ---------

        Income from operations                         1,046           3,283              77           9,594

Other income (expense):
     Interest income                                      67             173             266             474
     Interest expense                                   (251)           (361)           (799)           (907)
     Other                                              (162)            128            (586)            186
     Investment impairment                              --              --              (405)         (1,938)
     Gain on debt extinguishment                        --              --               558            --
                                                   ---------       ---------       ---------       ---------

Income (loss) before income taxes                        700           3,223            (889)          7,409

Income tax expense                                       356           1,320           1,314           3,756
                                                   ---------       ---------       ---------       ---------

        Net income (loss)                          $     344       $   1,903       $  (2,203)      $   3,653
                                                   =========       =========       =========       =========


Income (loss) per share data:
Basic:
      Net income (loss) per share                  $    0.03       $    0.15       $   (0.17)      $    0.29
                                                   =========       =========       =========       =========

      Weighted average shares                         13,013          12,777          12,943          12,707

Diluted:
      Net income (loss) per share                  $    0.03       $    0.14       $   (0.17)      $    0.28
                                                   =========       =========       =========       =========

      Weighted average shares                         13,244          13,441          12,943          13,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


(in thousands)                                  For the Three Months Ended   For the Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------   -------------------------
                                                     2003         2002          2003          2002
                                                   -------      -------       -------       -------
Net income (loss)                                  $   344      $ 1,903       $(2,203)      $ 3,653
                                                   -------      -------       -------       -------

Other comprehensive income (loss):

     Foreign currency translation adjustment           243          (63)        1,658         1,411

     Net unrealized holding gains (losses) on
        available for sale securities arising
        during the period, net of tax                    3           (7)            7           (32)

     Net unrealized holding gains (losses) on
        interest rate swap agreement                   116         (564)          108          (564)
                                                   -------      -------       -------       -------


Comprehensive income (loss)                        $   706      $ 1,269       $  (430)      $ 4,468
                                                   =======      =======       =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(in thousands)                                                               For the Nine Months Ended
                                                                                   September 30,
                                                                              -----------------------
                                                                                2003           2002
                                                                              --------       --------
Net cash provided by operating activities                                     $  4,233       $ 17,083
                                                                              --------       --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities        54,207         28,401
     Purchases of available for sale securities                                (47,341)       (31,463)
     Acquisitions of property and equipment                                     (3,120)        (5,441)
     Additions to software costs                                                (1,428)        (1,661)
     Acquisition of businesses, less cash acquired                                --           (7,942)
     Other                                                                          10           --
                                                                              --------       --------
Net cash provided by (used in) investing activities                              2,328        (18,106)
                                                                              --------       --------

Cash flows from financing activities:
     Net proceeds (repayments) under credit facilities                          (2,250)         2,301
     Net repayments - book overdraft                                                (5)          (470)
     Repayment of convertible note                                              (1,442)          --
     Proceeds from exercise of stock options                                       192            294
     Payments on capital lease obligations                                        (635)          (605)
     Other                                                                         (65)           (32)
                                                                              --------       --------
Net cash (used in) provided by financing activities                             (4,205)         1,488
                                                                              --------       --------

Effects of exchange rates on cash and cash equivalents                             312            220

Net increase in cash and cash equivalents                                        2,668            685
Cash and cash equivalents:
     Beginning of period                                                        12,671          6,016
                                                                              --------       --------
     End of period                                                            $ 15,339       $  6,701
                                                                              ========       ========

Supplemental schedule of noncash investing and financing activities:

Acquisition of Businesses:

      Fair value of assets acquired (net of cash acquired)                    $   --         $ 19,165
      Fair value of liabilities assumed                                           --           (1,131)
      Common stock issued                                                         --           (4,092)
      Convertible debt issued                                                     --           (6,000)
                                                                              --------       --------

     Net cash payments                                                        $   --         $  7,942
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

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation
---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2002 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

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

         The net income (loss) used in computing net income (loss) per diluted share has been calculated as follows:

     (in thousands)                                      Three Months Ended             Three Months Ended
                                                         September 30, 2003             September 30, 2002
                                                     ----------------------------    ------------------------
      Net income per Statements of
      Operations                                                   $  344                           $1,903

      Add: after-tax interest expense on
      convertible note                                                 --                               35
                                                                   ------                            ------
      Net income for diluted earnings per share
      calculation                                                  $  344                            $1,938

     (in thousands)                                       Nine Months Ended              Nine Months Ended
                                                         September 30, 2003             September 30, 2002
                                                     ----------------------------    -----------------------
     Net income (loss) per Statements of
     Operations                                                     $(2,203)                        $3,653

     The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

     (in thousands)                                      Three Months Ended             Three Months Ended
                                                         September 30, 2003             September 30, 2002
                                                     ----------------------------    ------------------------
     Weighted average common shares
      Outstanding                                                     13,013                        12,777
     Stock options                                                       231                           350
     Convertible note                                                     --                           314
                                                     ----------------------------    ------------------------
     Weighted average shares                                          13,244                        13,441
                                                     ----------------------------    ------------------------

     (in thousands)                                       Nine Months Ended              Nine Months Ended
                                                         September 30, 2003             September 30, 2002
                                                     ----------------------------    ------------------------
     Weighted average common shares
      Outstanding                                                     12,943                        12,707
     Stock options                                                        --                           481
                                                     ----------------------------    ------------------------
     Weighted average shares                                          12,943                        13,188
                                                     ----------------------------    ------------------------

         Options to purchase approximately 1,800,000 and 2,150,000 shares of common stock were outstanding during the three and nine months ended September 30, 2003, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

         Options to purchase approximately 1,338,000 and 907,000 shares of common stock were outstanding during the three and nine months ended September 30, 2002, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

         Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the first nine months of 2003 and 2002 would have been approximately $3.7 million in both periods. The Company's pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:


(in thousands, except per share data)                    Three Months Ended    Three Months Ended
                                                         September 30, 2003    September 30, 2002
                                                         ------------------    ------------------
PRO FORMA NET INCOME (LOSS):
As reported                                                  $     344              $   1,903
Less: pro forma adjustment for
stock-based compensation, net of tax                              (907)                (1,022)
                                                             ---------              ---------
Pro-forma net income (loss)                                  $    (563)             $     881

PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                                  $    0.03              $    0.15
Effect of pro forma expense                                  $   (0.07)             $   (0.08)
Pro-forma                                                    $   (0.04)             $    0.07

PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                                  $    0.03              $    0.14
Effect of pro forma expense                                  $   (0.07)             $   (0.07)
Pro-forma                                                    $   (0.04)             $    0.07


(in thousands, except per share data)                    Nine Months Ended     Nine Months Ended
                                                         September 30, 2003    September 30, 2002
                                                         ------------------    ------------------
PRO FORMA NET INCOME (LOSS):
As reported                                                  $  (2,203)               $   3,653
Less: pro forma adjustment for
stock-based compensation, net of tax                            (2,909)                  (2,953)
                                                             ---------                ---------

Pro-forma net income (loss)                                  $  (5,112)               $     700

PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                                  $   (0.17)               $    0.29
Effect of pro-forma expense                                  $   (0.23)               $   (0.24)
Pro-forma                                                    $   (0.40)               $    0.05

PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                                  $   (0.17)               $    0.28
Effect of pro-forma expense                                  $   (0.23)               $   (0.22)
Pro-forma                                                    $   (0.40)               $    0.06

New Accounting Pronouncements
-----------------------------

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain types of financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the standard on July 1, 2003. The adoption of SFAS No. 150 had no material effect on the Company's consolidated financial position or results of operations.

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

         The aggregate purchase price was approximately $18.2 million, including approximately $8.1 million in cash (including acquisition costs), 314,243 shares of the Company's Common Stock valued at $4.1 million and a $6.0 million convertible subordinated note. The note is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time before January 29, 2005, the Maturity Date. In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. See Note 5, Debt for further discussion regarding these agreements.

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

         The following unaudited pro forma results of operations assume the acquisition occurred at the beginning of 2002:

     (in thousands, except per share data)                  Nine Months Ended
                                                            September 30, 2002
                                                         -------------------------
     Net service revenues                                                $129,382

     Net income                                                            $3,791

     Net income per diluted share                                           $0.29

     Weighted average shares                                               13,252

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2002, nor are they necessarily indicative of future operating results.

3.       OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

         In August, 2003, the Company initiated a workforce realignment plan which immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003, the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. Approximately $845,000 was paid during the third quarter and at September 30, 2003 approximately $52,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet. The remaining $52,000 is expected to be paid out in the fourth quarter of 2003. Costs relating to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Condensed Consolidated Statements of Operations.

         In order to bring its cost structure more in line with the then current revenue projections, in the first quarter of 2003, the Company recorded a pre-tax charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 17 employees. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by $106,000 as a result of lower than expected severance costs related to the workforce reduction. Approximately $57,000 was paid during the third quarter of 2003 pertaining to this workforce reduction, and at September 30, 2003 approximately $28,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet. The remaining $28,000 will be paid in the fourth quarter of 2003. Costs relating to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Condensed Consolidated Statements of Operations.

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

         In connection with the office consolidation, the Company recorded a pre-tax charge of $321,000 in the third quarter of 2002, consisting primarily of facility lease costs and severance and outplacement costs. In the first quarter of 2003, the Company incurred an additional $52,000 in costs relating to the office consolidation. As of September 30, 2003, $31,000 remains accrued and is reflected in Other Accrued Liabilities in the Company's Condensed Consolidated Balance Sheet.

         The amounts accrued for the workforce reduction and office consolidation costs are detailed as follows:

                                    Employee          Facilities         Other      Total
                                    Severance
                                    ---------         ----------         -----      -----
Liability at December 31, 2002       $    73            $    44        $    40    $   157
Amounts accrued                        1,639               --             --        1,639
Amounts paid                          (1,490)               (25)          --       (1,515)
Non-Cash charge                         --                   (4)          --           (4)
Adjustment to liability                 (142)                (4)           (20)      (166)
Liability at September 30, 2003      $    80            $    11        $    20    $   111

4.   GOODWILL AND OTHER INTANGIBLE ASSETS:

         Identifiable intangible assets as of December 31, 2002 and September 30, 2003 are composed of:

(in thousands)
                                            Goodwill   Indefinite-lived
                                                       Intangible Asset
                                           ----------  ----------------
Balance at 12/31/02                        $ 22,033        $ 15,000
Less: Tax benefit to reduce goodwill           (291)           --
Add: Exchange rate fluctuations               1,052            --
Balance at 9/30/03                         $ 22,794        $ 15,000

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

         At March 31, 2003, the Company fell below the minimum permitted Fixed Charge coverage ratio. The Company and the banks amended the minimum permitted Fixed Charge coverage ratio for the first quarter of 2003 and future periods. In addition, as part of the amendment:

               - The amount available under the revolving credit loan is reduced from $23 million to the lesser of $10 million or 50% of the Company's Eligible Receivables, as defined.

               - Until the Company's Fixed Charge Coverage Ratio returns to levels specified in the original agreement, the applicable percentage applied to the interest rate on the Company's borrowing under the Facility is increased by 0.75%.
               - The term loan is collateralized by a pledge of the Company's domestic cash and cash equivalents and any amounts outstanding under the revolving credit loan are collateralized by the Company's Eligible Receivables, as defined, and any remaining domestic cash and cash equivalents above the amounts pledged as security under the term loan.
               - The Company must maintain a ratio of cash, cash equivalents and available-for-sale securities held in the United States to principal amounts outstanding under the Company's term loan of at least 1.1 to 1.0.

         In the third quarter of 2003 the Company reached an agreement in principle with the banks to amend the Fixed Charge Coverage ratio from a rolling four quarters calculation to a calculation based on the results of each individual quarter. The company expects to sign the amendment with the banks in the 4th quarter.

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

         At September 30, 2003, no amounts were outstanding under the Company's revolving credit loan, $10.5 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

         Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At September 30, 2003, approximately $458,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair market value of the swap.

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

         In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Consolidated Statements of Operations. At June 30, 2003 the CPR shareholders exercised their put option and the Company paid $1.4 million to settle $2.0 million of the $6.0 million convertible note. A gain of approximately $558,000 has been recorded in the second quarter of 2003 in the Company's Condensed Consolidated Statements of Operations.


6.    SUBSEQUENT EVENT:

         On October 1, 2003, the Company completed its acquisition of Mexican CRO Estadisticos y Clinicos Asociados, S.A. (ECA). ECA is a Phase I-IV contract research organization located in Mexico City, Mexico. With the acquisition, the Company has expanded its capability to conduct clinical trials in Latin America. The Company acquired substantially all the assets and assumed certain liabilities of ECA for a purchase price of approximately $3.2 million in cash plus acquisition costs. The Company is in the process of finalizing the purchase price allocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and nine months ended September 30, 2003, and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

         The Company's results are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have immediate adverse effects on the consolidated financial statements. Fluctuations in the Company's sales cycle and the ability to maintain large customer contracts, or to enter into new contracts, could hinder the Company's long-term growth. In addition, the Company's aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Net Service Revenues
         --------------------

         Net service revenues decreased approximately $542,000, or 1%, to $40.4 million in the third quarter of 2003 from $41.0 million in the third quarter of 2002. Foreign currency exchange rate fluctuations accounted for a 5% increase in net service revenues in the third quarter of 2003 compared to 2002. Net service revenues in North America declined by approximately $4.7 million, or 15.6%, from the third quarter of 2002 to the corresponding period in 2003 due to an overall slowdown in new business in North America and in particular, a slowdown in new business from two of the Company's largest customers which recently merged. The decline in North American net service revenues was offset somewhat by an increase in net service revenues in both the European and Asia-Pacific regions, which increased $3.6 million or 35.9% and $603,000 or 71.2%, respectively, from the same period of the prior year. In addition, in the third quarter of 2003, net service revenue recorded on contracts where costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $600,000.

           Approximately 37% of the Company's net service revenues were derived from operations outside of North America in the third quarter of 2003 compared to 26% in the corresponding period in 2002. The top five customers based on net service revenues contributed approximately 52% of net service revenues during the third quarter of 2003 compared to approximately 50% of net service revenues during the third quarter of 2002. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 29% of total third quarter 2003 net service revenues compared to approximately 32% of total third quarter 2002 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either year presented.

         Reimbursable Out-of-Pocket Revenues
         -----------------------------------

         Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 11% to $12.7 million in the third quarter of 2003 from $11.5 million in the corresponding period of 2002.

         Operating Expenses
         ------------------

         Direct costs decreased approximately $1.5 million, or 6%, from $23.9 million in the third quarter 2002 to $22.4 million in the third quarter 2003. Direct costs expressed as a percentage of net service revenues were 55.4% for the three months ended September 30, 2003 compared to 58.3% for the three months ended September 30, 2002. The improvement in direct costs is due to the lower use of outside contractors working on Company contracts as well as the workforce realignment and other cost containment measures implemented in the third quarter of 2003. In addition, the decrease in direct costs is a result of lower investigator and out-of-pocket costs of approximately $600,000 on contracts where these costs are fixed by the contract terms.

         Reimbursable out-of-pocket costs increased 11% to $12.7 million in the third quarter of 2003 from $11.5 million in the corresponding period of 2002.

         Selling, general and administrative expenses increased $2.5 million, or 22%, from $11.3 million in the third quarter of 2002 to $13.8 million in the same quarter of 2003. Foreign currency exchange rate fluctuations accounted for a 3% increase in selling, general and administrative expenses in the third quarter of 2003 compared to the comparable period of 2002. The remaining increase is primarily due to broad-based employee incentive compensation amounts accrued in the third quarter of 2003. Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.2% for the three months ended September 30, 2003 compared to 27.6% for the corresponding 2002 period. The increase in SG&A costs as a percentage of net service revenues is due to the increase in SG&A due to the incentive compensation accrual.

         Depreciation and amortization expense increased by $103,000 or, 4.8%, in the third quarter of 2003 compared to the third quarter of 2002. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

         In the third quarter of 2003, the Company recorded a charge of approximately $897,000 for severance and outplacement costs in connection with a workforce realignment plan implemented in August. Approximately $845,000 was paid during the quarter in connection with this realignment plan. As of September 30, 2003, approximately $52,000 remains accrued and is expected to be paid in the fourth quarter of 2003. In the third quarter of 2002, the Company recorded a charge of approximately $321,000 for costs associated with consolidating its three New Jersey offices into one central location.

         Other Income (Expense)
         ----------------------

         Other Income (Expense) was an expense of approximately $346,000 in the third quarter of 2003 compared to an expense of approximately $60,000 in the third quarter of 2002. The decrease in Other Income is primarily due to foreign exchange losses of approximately $116,000 in the third quarter of 2003 compared to exchange rate gains of approximately $77,000 in the corresponding period of 2002 as well as lower interest income in the third quarter of 2003 due to lower worldwide interest rates on investments.

         Income Taxes
         ------------

         The Company reported tax expense at an effective rate of 50.9% in the quarter ended September 30, 2003, compared to tax expense at an effective rate of 41.0% in the quarter ended

September 30, 2002. In the fourth quarter of 2002, the Company recorded a full valuation allowance against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

         Net Income
         ----------

         Including the effects of the severance and outplacement costs (items totaling an after-tax expense of $547,000, or $0.04 per diluted share) the net income for the quarter ended September 30, 2003, was approximately $344,000, or $0.03 per diluted share. Including the effect of the office consolidation costs (an after-tax expense of $193,000, or $0.02 per diluted share) the net income for the third quarter of 2002 was approximately $1,903,000 or $0.14 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Net Service Revenues
         --------------------

         Net service revenues decreased by approximately $12.5 million or, 10%, to $116.1 million in the first nine months of 2003 from $128.6 million in the first nine months of 2002. Foreign currency exchange rate fluctuations accounted for a 4% increase in net service revenues in the first nine months of 2003 compared to the comparable period of 2002. Net service revenues in North America for the nine months ended September 30, 2003 declined by approximately $17.1 million or 18.1% from the same period of the prior year. This decline has been offset somewhat by increases in net service revenues in both the European and Asia/Pacific regions, which increased by approximately $3.4 million or 10.7% and $1.3 million or 52%, respectively. The decline in North American net service revenues is due to an overall slowdown in new business in North America and in particular, a slowdown in new business from two of the Company's largest customers which recently merged. Additionally, contract delays and cancellations adversely affected net service revenues in the first nine months of 2003, primarily in the first half of 2003 and to a lesser extent the last three months, compared to the corresponding period in 2002. Finally, in 2003 net service revenue recorded on contracts where costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $3.3 million. Approximately 33% of the Company's net service revenues were derived from operations outside of North America in the first nine months of 2003 compared to 27% in the corresponding period in 2002. The top five customers based on net service revenues contributed approximately 49% of net service revenues during the first nine months of 2003 compared to 46% of net service revenues during the first nine months of 2002. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 29% of total net service revenues for both the nine months ended September 30, 2003 and 2002. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in either period presented.

         Reimbursable Out-of-Pocket Revenues
         -----------------------------------

         Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 7.4% to $38.6 million in the nine months ended September 30, 2003 from $36.0 million in the corresponding period of 2002.

         Operating Expenses
         ------------------

         Direct costs decreased by approximately $7.9 million, or 10%, from $76.4 million in the first nine months of 2002 to $68.6 million in the first nine months of 2003. The change in direct costs is the result of an 11% decrease in organic direct costs. Acquisitions did not have a material impact on direct costs in the period. Foreign currency exchange rate fluctuations accounted for a 5% increase in direct costs in the first nine months of 2003 compared to the comparable period of 2002. The decline in direct costs is due to the lower use of outside contractors working on Company contracts as well as the workforce realignment and other cost containment measures implemented in 2003. In addition, the decrease in organic direct costs is a result of lower investigator and out-of-pocket costs of approximately $3.3 million on contracts where these costs are fixed by the contract terms. Direct costs expressed as a percentage of net service revenues were 59.1% for the nine months ended September 30, 2003 compared to 59.4% for the nine months ended September 30, 2002.

         Reimbursable out-of-pocket costs increased 7.4% to $38.6 million in the first nine months of 2003 from $36.0 million in the corresponding period of 2002.

         Selling, general and administrative expenses increased by approximately $3.3 million, or 9.1%, from $36.0 million in the first nine months of 2002 to $39.3 million in the first nine months of 2003. The change in selling, general and administrative expenses is principally the result of a 9% increase in organic SG&A costs. Acquisitions did not have a material impact on SG&A costs in the period. Foreign currency exchange rate fluctuations accounted for a 4% increase in selling, general and administrative expenses in the first nine months of 2003 compared to the comparable period of 2002. The remaining increase is due primarily to broad-based employee incentive compensation amounts accrued in the third quarter of 2003. Selling, general and administrative expenses expressed as a percentage of net service revenues were 33.9% for the nine months ended September 30, 2003 compared to 28.0% for the corresponding 2002 period. The increase in SG&A costs as a percentage of net service revenues is due to the increase in SG&A expense as discussed above and a smaller net service revenue base.

         Depreciation and amortization expense increased by approximately $460,000 or 7% in the nine months ending September 30, 2003 compared to the corresponding period of 2002. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

         In the first quarter of 2003, in order to bring its cost structure more in line with the then current revenue projections, the Company recorded a charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by approximately $106,000 as a result of lower than expected severance costs related to the workforce reduction. In the third quarter of 2003, the Company recorded a charge of approximately $897,000 for severance and outplacement costs in connection with a workforce realignment plan implemented in August. In the third quarter of 2002, the Company recorded a charge of approximately $321,000 for costs associated with consolidating its three New Jersey offices into one central location.

         Other Income (Expense)
         ----------------------

         Other Income (Expense) was an expense of approximately $966,000 in the first nine months of 2003 compared to an expense of approximately $2.2 million in the first nine months of 2002. In the second quarter of 2003, the Company made a partial early repayment on its $6 million convertible note and recorded a gain from this early partial debt extinguishment of approximately $558,000. Additionally, during the quarter, the Company determined that its investment in KendleWits, its 50 percent-owned joint venture in the People's Republic of China, was permanently impaired and accordingly recorded a $405,000 non-cash impairment charge to reduce the carrying value of this investment to zero. In addition, in the first nine months of 2003 the Company incurred foreign currency transaction losses of approximately $415,000 primarily as a result of the British pound and United States dollar weakening against the euro. In the second quarter of 2002, the Company recorded a $1.9 million non-cash charge to write-off its investment in Digineer, Inc., a healthcare consulting and software development company that during the quarter adopted a plan to cease operations. In the first nine months of 2002, the Company incurred foreign currency transaction gains of approximately $174,000.

         Income Taxes
         ------------

         The Company reported tax expense at an effective rate of 147.8% in the nine months ended September 30, 2003, compared to tax expense at an effective rate of 50.7% in the nine months ended September 30, 2002. In the fourth quarter of 2002, the Company recorded a full valuation allowance against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses. The write-off of the Digineer investment in 2002 is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company recorded a valuation allowance against the deferred tax asset relating to the Digineer loss and no income tax benefit was recorded.

         Net Income (Loss)
         -----------------

         Including the effect of the severance charges and office consolidation costs, the write-off of the investment in KendleWits and the gain from debt extinguishment (items with an aggregate after-tax effect of approximately $1.1 million or $0.08 per share), the net loss for the nine months in 2003 was $2.2 million, or $0.17 per basic and diluted share compared with net income of $3.7 million, or $0.28 per diluted share including the write-off of the Digineer investment and office consolidation costs (items with an aggregate after-tax effect of $2.1 million or $0.16 per diluted share) during the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $2.7 million for the nine months ended September 30, 2003, primarily as a result of cash provided by operating and investing activities of $4.2 million and $2.3 million, respectively, offset by cash used in financing activities of $4.2 million. Net cash provided by operating activities primarily resulted from the net loss adjusted for non-cash expenses and a decrease in accounts receivable offset partially by a decrease in advance billings. In the first nine months of 2002, net cash provided by operating activities was $17.1 million, primarily resulting from net income adjusted for non-cash activity and a decrease in accounts receivable ($9.9 million).

         Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $27.0 million at September 30, 2003, and $24.7 million at December 31, 2002.

         Financing activities for the nine months ended September 30, 2003, consisted primarily of scheduled repayments relating to the Company's Facility (defined below) amounting to $2.3 million and a partial early repayment of the Company's convertible debt (see below) of $1.4 million.

         Investing activities for the nine months ended September 30, 2003, consisted primarily of net proceeds from the sale and maturity of available for sale securities of $6.9 million offset by capital expenditures of approximately $4.5 million.

         The Company had available for sale securities totaling $10.4 million at September 30, 2003, down from $17.3 million at December 31, 2002.

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

         At March 31, 2003, the Company fell below the minimum permitted Fixed Charge coverage ratio. The Company and the banks amended the minimum permitted Fixed Charge coverage ratio for the first quarter of 2003 and future periods. In addition, changes as part of the amendment include but are not limited to the following:
               - The amount available under the revolving credit loan is reduced from $23 million to the lesser of $10 million or 50% of the Company's Eligible Receivables, as defined.
               - Until the Company's Fixed Charge Coverage Ratio returns to levels specified in the original agreement, the applicable percentage applied to the interest rate on the Company's borrowing under the Facility is increased by 0.75%.
               - The term loan is collateralized by a pledge of the Company's domestic cash and cash equivalents and any amounts outstanding under the revolving credit loan are collateralized by the Company's Eligible Receivables, as defined, and any remaining domestic cash and cash equivalents above the amounts pledged as security under the term loan.
               - The Company must maintain a ratio of cash, cash equivalents and available-for-sale securities held in the United States to principal amounts outstanding under the Company's term loan of at least 1.1 to 1.0.

         In the third quarter of 2003 the Company reached an agreement in principle with the banks to amend the Fixed Charge Coverage ratio from a rolling four quarters calculation to a calculation based on the results of each individual quarter. The company expects to sign the amendment with the banks in the 4th quarter.

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

         At September 30, 2003, no amounts were outstanding under the Company's revolving credit loan, $10.5 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

         Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At September 30, 2003, approximately $458,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair market value of the swap.

         With the acquisition of CPR, the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a three-year United States Treasury Note.

         In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. At June 30, 2003, the CPR shareholders exercised their put option and the Company paid approximately $1.4 million to settle $2.0 million of the $6.0 million convertible note. A gain of $558,000 has been recorded in the second quarter of 2003 in the Company's Condensed Consolidated Statements of Operations.

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

ADDITIONAL CONSIDERATIONS

         On July 15, 2002, two of the Company's major customers, Pharmacia Inc. and Pfizer Inc., announced plans to merge in a stock-for-stock transaction. The merger closed in the second quarter of 2003. Pharmacia and Pfizer combined represent approximately 29% of the Company's net service revenues for both the three and nine months ended September 30, 2003 and approximately 36% of the Company's September 30, 2003, backlog. During the second quarter of 2003, the Company identified a change, coinciding with the completion of the announced merger, in the levels of business received from the combined Pfizer company. Although the level of new business awards from Pfizer increased in the third quarter of 2003 compared to the second quarter of 2003, the level of awards received has not reached pre-merger levels. The Company believes that the level of business from Pfizer will continue to increase in the fourth quarter, but there is no assurance that the level of business received will meet or exceed the business amounts the Company received from Pharmacia Inc. and Pfizer Inc. in periods prior to the merger. If the level of business does not return to levels experienced prior to the merger, failure to replace this business would have a negative impact on the Company's results of operations and financial position in future quarters.

         On October 1, 2003, the Company completed its acquisition of Mexican CRO Estadisticos y Clinicos Asociados, S.A. (ECA). ECA is a Phase I-IV contract research organization located in Mexico City, Mexico. With the acquisition, the Company has expanded its capability to conduct clinical trials in Latin America. The Company acquired substantially all the assets and assumed certain liabilities of ECA for a purchase price of approximately $3.2 million in cash plus acquisition costs. The Company is in the process of finalizing the purchase price allocation.

MARKET RISK

Interest Rates

         The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under its credit facilities. Available-for-sale securities are recorded at fair value in the financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At September 30, 2003, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.0 million.

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

         The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of Shareholders' Equity, were approximately $120,000 at September 30, 2003, compared to $(1.5 million) at December 31, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain types of financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the standard on July 1, 2003. The adoption of SFAS No. 150 had no material effect on the Company's consolidated financial position or results of operations.

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

         Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical industry, changes in the financial conditions of the Company's customers, potential mergers and acquisitions in the pharmaceutical industry, the Company's ability to manage growth, the Company's ability to complete additional acquisitions and to integrate newly acquired businesses, the Company's ability to penetrate new markets, competition and consolidation within the industry, the ability of joint venture businesses to be integrated with the Company's operations, the fixed price nature of contracts or the loss of large contracts, cancellation or delay of contracts, the progress of ongoing projects, cost overruns, fluctuations in the Company's sales cycle, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, the carrying value of and impairment of the Company's investments and the other risk factors set forth in the Company's filings with the Securities and Exchange Commission, copies of which are available upon request from the Company's investor relations department. The Company's growth and ability to achieve operational and financial goals is dependent upon its ability to attract and retain qualified personnel. If the Company fails to hire, retain and integrate qualified personnel, it will be difficult for the Company to achieve its financial and operational goals. No assurance can be given that the Company will be able to realize the net service revenues included in backlog and verbal awards. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future results.

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

         31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports filed on Form 8-K during the quarter:

         On August 5, 2003 the Company filed a Form 8-K to disclose the non-GAAP financial measures included in its press release announcing its second quarter results of operations and financial condition and the reasons for including the non-GAAP financial measures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              KENDLE INTERNATIONAL INC.



                                          By: /s/ Candace Kendle
                                              ------------------------------
Date: November 14, 2003                       Candace Kendle
                                              Chairman of the Board and Chief
                                              Executive Officer



                                          By: /s/ Karl Brenkert III
                                              -------------------------------
Date: November 14, 2003                       Karl Brenkert III
                                              Senior Vice President - Chief
                                              Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

         Exhibits                   Description
         --------                   -----------
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