Form 10-K
period 2003-12-31
KENDLE INTERNATIONAL INC
filed 2004-03-15
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

The aggregate market value of the Registrant's Common Stock at June 30, 2003 held by non-affiliates was $56,116,757 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on June 30, 2003 of $6.19). Shares of Common Stock held by each Executive Officer and Director and by any person who owns 10% or more of the outstanding Common Stock have been excluded in that such person might be deemed to be an affiliate.

As of February 27, 2004, 13,099,789 shares of no par value Common Stock were issued and 13,079,892, shares of no par value Common Stock were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2004 Annual Meeting of Shareholders to be held May 6, 2004 are incorporated by reference into Part III.

See Exhibit Index on page 19.

                            KENDLE INTERNATIONAL INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                    Page
Part I

     Item 1 - Business..........................................................      3
     Item 2 - Properties........................................................      4
     Item 3 - Legal Proceedings.................................................      4
     Item 4 - Submission of Matters to a Vote of Security Holders...............      4

Part II

     Item 5 - Market for Registrant's Common Equity and Related
              Shareholder Matters...............................................      4
     Item 6 - Selected Financial Data...........................................      5
     Item 7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................      6
     Item 7A- Quantitative and Qualitative Disclosures about Market Risk........      16
     Item 8 - Financial Statements and Supplementary Data.......................      17
     Item 9 - Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..........................................      17
     Item 9A- Controls and Procedure............................................      17

Part III

     Item 10 - Directors and Executive Officers of the Registrant...............      17
     Item 11 - Executive Compensation...........................................      18
     Item 12 - Security Ownership of Certain Beneficial Owners and Management ..      18
     Item 13 - Certain Relationships and Related Transactions...................      20
     Item 14 - Principal Accounting Fees and Services...........................      20

Part IV

     Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K..      20
Signatures

                                     PART I

ITEM 1.

                                    BUSINESS

Kendle International Inc. (the "Company") , an Ohio corporation established in 1989, is a contract research organization (CRO) that provides a broad range of Phase I through IV clinical research and drug development services to the pharmaceutical and biotechnology industries. The Company augments the research and development activities of pharmaceutical and biotechnology companies by offering high quality, value added clinical research services and proprietary information technology designed to reduce drug development time and expense. The Company is managed in one reportable segment encompassing Phase I through IV contract services.

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

In October 2003, the Company acquired Estadisticos y Clinicos Asociados, S.A.
(ECA). ECA is a Phase I-IV contract research organization located in Mexico City, Mexico. The Company acquired substantially all the assets and assumed certain liabilities of ECA for a purchase price of approximately $3.6 million in cash, including acquisition costs.

Revenues from the top five customers accounted for approximately 47% of the Company's total net service revenues for the year ended December 31, 2003. The Company's net service revenues from Pfizer Inc. accounted for approximately 27% of the Company's net service revenues for the year ended December 31, 2003. No other customer accounted for more than 10% of the Company's net service revenues for the year.

Segment and geographic information of the Company is contained in Note 16 to the Consolidated Financial Statements.

Backlog

Backlog is based on signed contracts and letters of intent. Backlog at December 31, 2003 was approximately $119 million compared to approximately $156 million at December 31, 2002. Total backlog plus verbally awarded business at December 31, 2003 was approximately $186 million compared to approximately $192 million at December 31, 2002. No assurance can be given that the Company will be able to realize the net service revenues that are included in the backlog and verbal awards. Backlog and verbal awards are not necessarily meaningful indicators of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed by the sponsor or by regulatory authorities.

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

The CRO industry is highly fragmented with several hundred CROs ranging from small, limited-service providers to full-service, global drug development corporations. Some of the full-service CROs competing with the Company include Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., ICON plc, Inveresk, and Quintiles Transnational Corporation.

Employees

As of February 29, 2004, the Company had approximately 1,680 employees. None of the Company's employees are covered by a collective bargaining agreement.

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

Required filings by the Company's officers and directors with respect to the Company furnished in electronic form are also made available on our website as are the Company's proxy statements for its meetings of shareholders. These filings also my be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 70549. The SEC also maintains an Internet site (http://www.SEC.gov) that contains reports, proxy and other information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.

                                   PROPERTIES

The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company's principal executive offices are located in Cincinnati, Ohio, where it leases approximately 115,000 square feet under a lease expiring in 2009. The Company also maintains offices in various other North American, European and Australian locations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS

Shares of the Company's Common Stock are listed on the Nasdaq Stock Market(R) and are traded under the symbol "KNDL". The following table sets forth the high and low prices for shares of the Company's Common Stock for the periods indicated.

                                               First    Second   Third    Fourth
                                               ------   ------   ------   ------
2003 Quarter
Ranges of stock price
    High                                       $10.10   $ 6.80   $ 7.24   $ 7.50
    Low                                          3.05     3.35     4.43     5.25

2002 Quarter
Ranges of stock price
    High                                        20.35    18.65    13.98    10.76
    Low                                         13.92     9.75     6.49     6.47

The number of holders of record of Kendle International Inc. common stock was 192 as of February 27, 2004. This total excludes shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future, but instead intends to reinvest earnings in its business.

Securities Authorized Under Equity Compensation Plans:

The information required for Securities Authorized Under Equity Compensation Plans can be found in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities:

On April 4, 2003, Philip Beekman, Robert Simpson, Donald Harrison, Steven Geis, Timothy Johnson and Frederick Russ, the non-employee directors of the Company at the time, were each issued 815 shares of Common Stock in exchange for their services as directors of the Company pursuant to the 1997 Directors' Compensation Plan. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) as transactions by an issuer not involving any public offering.

ITEM 6.

                             SELECTED FINANCIAL DATA

(in thousands, except per share data)
FOR THE YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF OPERATIONS(1)

                                                          2003         2002         2001          2000        1999
                                                        ---------    ---------    ---------    ---------    ---------
Net service revenues                                    $ 156,221    $ 165,173    $ 154,302    $ 120,487    $ 117,151
Reimbursable out-of-pocket revenues                        53,436       48,841       40,197       35,651       33,441
                                                        ---------    ---------    ---------    ---------    ---------
Total revenues                                            209,657      214,014      194,499      156,138      150,592
                                                        ---------    ---------    ---------    ---------    ---------
Costs and expenses:
    Direct costs                                           91,133       98,438       93,729       74,077       61,032
    Reimbursable out-of-pocket costs                       53,436       48,841       40,197       35,651       33,441
    Selling, general and administrative                    52,402       48,646       44,047       39,249       37,316
    Depreciation and amortization                           9,057        8,347        9,988        7,930        6,731
    Employee severance and office consolidation costs       1,468          408         (766)       2,980           --
    Goodwill impairment                                        --       67,745           --           --           --
                                                        ---------    ---------    ---------    ---------    ---------
Total costs and expenses                                  207,496      272,425      187,195      159,887      138,520
Income (loss) from operations                               2,161      (58,411)       7,304       (3,749)      12,072
Interest income                                               334          534          903          988        1,059
Interest expense                                           (1,039)      (1,219)        (877)        (643)        (367)
Other                                                        (725)         (61)          23         (292)         (67)
Investment impairment                                        (405)      (1,938)          --           --           --
Gain on debt extinguishment                                   558           --           --           --           --
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss)before income taxes                              884      (61,095)       7,353       (3,696)      12,697
Income taxes                                                2,574       (6,295)       3,147       (1,566)       4,968
                                                        ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                       $  (1,690)   $ (54,800)   $   4,206    $  (2,130)   $   7,729
INCOME (LOSS) PER SHARE DATA
Basic:
    Net income (loss) per share                         $   (0.13)   $   (4.30)   $    0.34    $   (0.18)   $    0.69
    Weighted average shares                                12,973       12,734       12,251       11,708       11,251
Diluted:

    Net income (loss) per share                         $   (0.13)   $   (4.30)   $    0.33    $   (0.18)   $    0.65
    Weighted average shares                                12,973       12,734       12,858       11,708       11,826
CONSOLIDATED BALANCE SHEET DATA(1)

Working capital                                         $  38,523    $  41,451    $  36,664    $  39,396    $  44,838
Total assets                                              154,415      155,397      204,051      176,519      184,382
Total short and long-term debt                             15,503       21,236       16,217        2,746       10,188
Total shareholders' equity                                 96,369       94,360      142,307      132,870      133,646

(1) From 1999 to 2003, the Company made eight acquisitions. See Note 13 to the consolidated financial statements.

ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below is derived from the Company's Consolidated Financial Statements and the related notes thereto included herein and should be read in conjunction therewith.

COMPANY OVERVIEW

Kendle International Inc. (the Company) is an international contract research organization (CRO) that provides integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services on a contract basis to the pharmaceutical and biotechnology industries. The Company is managed in one reportable segment encompassing Phase I through IV contract services.

The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract's duration, in most cases on a milestone achievement basis. Net service revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company recognizes revenue under units-based contracts as units are completed multiplied by the contract per-unit price.

The Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company's customers. Effective January 1, 2002 in connection with the implementation of Emerging Issues Task Force (EITF) 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms, so the Company recognizes these costs as part of net service revenues and direct costs.

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

Depreciation and amortization expenses consist of depreciation and amortization costs recorded on a straight-line method over the useful life of the property or equipment and internally developed software. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, which requires intangible assets with indefinite useful lives to no longer be amortized, but instead be reviewed at least annually for impairment. The Company adopted SFAS No. 142 as of January 1, 2002, and no longer records goodwill amortization expense. In 2002, the Company recorded a goodwill impairment charge of $67.7 million. See Note 6 in Notes to Consolidated Financial Statements for further detail on the 2002 goodwill impairment charge.

The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of the major customers could have a material adverse effect on the Company.

The Company's results are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on the consolidated financial statements. Fluctuations in the Company's sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company's long-term growth. In addition, the Company's aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog.

ACQUISITIONS

On October 1, 2003, the Company completed its acquisition of Mexican CRO Estadisticos y Clinicos Asociados, S.A. (ECA). ECA is a Phase I-IV contract research organization located in Mexico City, Mexico. With the acquisition, the Company has expanded its capability to conduct clinical trials in Latin America. The Company acquired substantially all the assets and assumed certain liabilities of ECA for a purchase price of approximately $3.6 million in cash, including acquisition costs.

In 2002, the Company acquired the assets of Clinical and Pharmacologic Research, Inc. (CPR), located in Morgantown, West Virginia. Further information regarding the Company's acquisitions is included in Note 13 to the Consolidated Financial Statements.

In 2001, the Company acquired AAC Consulting Group, a regulatory consulting firm based in Rockville, Maryland. Further information regarding the Company's acquisitions is included in Note 13 to the Consolidated Financial Statements.

The results of operations for these three acquisitions are included in the Company's Consolidated Statements of Operations from the date of acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

Net Service Revenues

                                          2001       2002         2003
                                         ------    --------      -------
Net Service Revenues ($ millions)        $154.3    $  165.2      $ 156.2

Net service revenues decreased 5% to $156.2 million for 2003 from $165.2 million in 2002. Excluding the impact of foreign currency exchange rates, net service revenues decreased 10% in 2003. The 5% decrease in net service revenues is composed of a decline in organic revenues of 6% offset by growth due to the Company's acquisitions of 1%. Net service revenues in North America declined by approximately $18.1 million in 2003 compared to 2002. The decline in North American net service revenues was partially offset by an increase in net service revenues in both the European and Asia-Pacific regions, which increased by approximately $7.5 million and $1.7 million, respectively. The decline in North American net service revenues is due to an overall slowdown in new business in the first half of 2003 and in particular, a slowdown in new business from two of the Company's largest customers, which completed a merger in 2003. In addition, project delays and cancellations adversely impacted net service revenues in the first half of 2003 compared to 2002. Finally, in 2003 net service revenues recorded on contracts where costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $3.6 million.

Approximately 34% of the Company's net service revenues in 2003 were derived from the Company's operations outside North America compared to 27% in 2002. Revenues from the top five customers accounted for approximately 47% and 46% of net service revenues in 2003 and 2002, respectively. Net service revenues from Pfizer Inc. (including the former Pharmacia Corp.) accounted for approximately 27% of the total 2003 net service revenues compared to 29% for Pfizer and Pharmacia combined in 2002. The Company's revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the Company's net service revenues in either 2003 or 2002.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 9.4% to $53.4 million in 2003 from $48.8 million in 2002.

Operating Expenses

                                      2001      2002       2003
                                    --------  --------   --------
Operating Expenses
    $ Millions
    Direct Costs                    $   93.7  $   98.4   $   91.1
    Selling, general &
       administrative                   44.0      48.6       52.4
    Depreciation and
    amortization                        10.0       8.3        9.1
    Employee severance and office
    consolidation costs                 (0.8)      0.4        1.5
    Goodwill impairment                   --      67.7         --

Direct costs decreased by $7.3 million, or 7%, for 2003 as compared to 2002. The 7% decrease in direct costs is composed of an 8% decline in organic direct costs offset by a 1% increase in direct costs due to the Company's acquisitions. Foreign currency exchange rate fluctuations accounted for a 5% increase in direct costs in 2003 compared to 2002. The decrease in organic direct costs is due to the reduced usage of outside contractors working on Company contracts as well as the workforce realignment and other cost containment measures implemented in 2003. In addition, in 2003 direct costs recorded on contracts where costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $3.6 million. Direct costs as a percentage of net service revenues were 58.3% and 59.6% in 2003 and 2002, respectively. The decline in direct costs as a percentage of net service revenues is primarily attributable to the mix of direct labor involved in contracts as well as the overall mix of contracts in 2003 compared to 2002. In addition, a decrease in the number of contracts in which investigator and other out-of-pocket costs were fixed by the contract terms and, accordingly, net service revenue was recorded at little or no margin contributed to the decline.

Reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket costs increased 9.4% to $53.4 million in 2003 from $48.8 million in 2002.

Selling, general and administrative expenses increased by $3.8 million or 8% from 2002 to 2003. The 8% increase in selling, general and administrative costs is composed of a 6% increase in organic SG&A costs and a 2% increase in SG&A costs due to the Company's acquisition. Foreign currency exchange rate fluctuations accounted for a 4% increase in selling, general and administrative expenses in 2003 compared to 2002. The remainder of the increase in organic SG&A costs is primarily due to broad-based employee incentive compensation amounts accrued in 2003 that were not present in 2002. Selling, general and administrative expenses expressed as a percentage of net service revenues were 33.5% for 2003 and 29.5% for 2002. The increase in these costs as a percentage of net service revenues is primarily due to the increase in SG&A expenses as discussed above and a smaller net service revenue base.

Depreciation and amortization expense increased by $0.7 million or 9% in 2003 compared to 2002. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures of $5.6 million during 2003.

In the first quarter of 2003, in order to bring its cost structure more in line with the then current revenue projections, the Company recorded a charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by approximately $106,000 as a result of lower than expected severance costs related to the workforce reduction. In the third quarter of 2003, the Company recorded a charge of approximately $897,000 for severance and outplacement costs in connection with a workforce realignment plan implemented in August. In the third quarter of 2002, the Company committed to a plan to consolidate its three New Jersey offices into one central office, located in Cranford, NJ. The Company had maintained separate offices in Princeton, Cranford and Ft. Lee, New Jersey. In connection with the office consolidation, the Company recorded a pre-tax charge of $408,000 in 2002, consisting primarily of facility lease costs and severance, employee retention and outplacement costs.

In the fourth quarter of 2002, the Company recognized a goodwill impairment charge of $67.7 million in accordance with SFAS No. 142. The impairment charge is presented as a separate line item as a component of loss from operations in the Company's Consolidated Statements of Operations. For more discussion on this charge, see Note 6 in the Company's Notes to Consolidated Financial Statements.

Other Income

Total other income (expense) was expense of $1.3 million in 2003 compared to expense of approximately $2.7 million in 2002. In the second quarter of 2003, the Company determined that its investment in KendleWits, its 50% owned joint-venture in the People's Republic of China was permanently impaired and recorded a $405,000 non-cash charge to reduce the carrying value of the investment to zero. Also in the second quarter of 2003, the Company made a partial early repayment on its $6 million convertible note and recorded a gain from this early partial debt extinguishment of approximately $558,000. In addition, in 2003 the Company recorded foreign currency transaction losses of approximately $449,000 as a result of the British pound and U.S. dollar weakening against the euro. In the second quarter of 2002, the Company recorded a $1.9 million non-cash charge to write-off the Company's investment in Digineer, Inc. (Digineer), a healthcare consulting and software development company that adopted a plan to cease operations during 2002. Foreign currency transaction gains amounted to approximately $147,000 in 2002.

Income Taxes

The Company reported a tax expense at an effective rate in excess of 100% in 2003 compared to a tax benefit at an effective rate of 10.3% for 2002. The Company's effective tax rate in 2003 and 2002 was negatively affected by a number of factors. In 2003, the Company continued to record valuation allowances against net operating loss carryforwards in certain European subsidiaries of the Company. Valuation allowances in 2003 against these net operating loss carryforwards amounted to approximately $1.4 million. The write-off of the Digineer investment in 2002 is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company recorded a valuation allowance against this deferred tax asset and accordingly, no income tax benefit was recorded. In addition, a tax benefit was recorded on only that portion of the goodwill impairment charge recorded in 2002 which will be deductible in future tax periods. In 2002, the valuation allowance primarily relating to net operating loss carryforwards in certain European subsidiaries of the Company amounted to approximately $3.5 million. Since Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations which generate the pre-tax earnings.

Net Income

Inclusive of the severance and outplacement charges, the write-off of the KendleWits investment and the gain on early partial extinguishment of debt (items with an aggregate after-tax impact of approximately $1.1 million, or $0.08 per share), the net loss for 2003 was $1.7 million or $0.13 per basic and diluted share. Inclusive of the goodwill impairment charge, the write-off of the Digineer investment, office consolidation costs and the tax valuation allowance discussed above (items with an aggregate after-tax impact of approximately $59.9 million, or $4.68 per share), the net loss for 2002 was $ $54.8 million in 2002 or $4.30 per basic and diluted share.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Net Service Revenues

Net service revenues increased 7% to $165.2 million for 2002 from $154.3 million in 2001. Excluding the impact of foreign currency exchange rates, net service revenues increased 6% in 2002. The 7% increase in net service revenues is composed of a decline in organic revenues of 2% offset by growth due to the Company's acquisitions of 9%. The decline in organic net service revenues is primarily attributable to the decrease in revenues in 2002 on contracts where costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues. In addition, an increased level of project cancellations and delays adversely impacted net service revenue in the fourth quarter of 2002.

Approximately 27% of the Company's net service revenues in 2002 were derived from the Company's operations outside North America compared to 31% in 2001. Revenues from the top five customers accounted for approximately 46% and 45% of net service revenues in 2002 and 2001, respectively. Net service revenues from Pharmacia Inc. accounted for approximately 21% of the total 2002 net service revenues. The Company's revenues from Pharmacia Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the Company's net service revenues in either 2002 or 2001.

Reimbursable Out-of-Pocket Revenues

The Company adopted EITF 01-14 on January 1, 2002 as required. Reimbursable out-of-pocket revenues fluctuate from period to period primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 21.5% to $48.8 million in 2002 from $40.2 million in 2001.

Operating Expenses

Direct costs increased by $4.7 million, or 5%, for 2002 as compared to 2001. The 5% increase in direct costs is composed of a 3% decline in organic direct costs offset by an 8% increase in direct costs due to the Company's acquisitions. The decrease in organic direct costs is primarily related to a decrease in certain project-related costs. These project-related costs are normally billed back to the customer as a "pass-through" expense and are excluded from direct costs and net service revenues. However, in a small number of the Company's contracts, these costs are fixed by the contract terms, and have been recorded as direct costs, producing a zero profit margin. In 2001, the Company incurred costs of this nature of approximately $12.1 million compared to approximately $4.5 million in 2002. Direct costs as a percentage of net service revenues were 59.6% and 60.7% in 2002 and 2001, respectively. The decline in direct costs as a percentage of net service revenues is primarily attributable to the decrease in the number of contracts in which the "pass-through" costs were fixed by the contract terms and revenue was recorded at little or no margin.

Reimbursable out-of-pocket costs increased 21.5% to $48.8 million in 2002 from $40.2 million in 2001.

Selling, general and administrative expenses increased by $4.6 million or 10% from 2001 to 2002. The 10% increase in selling, general and administrative costs is composed of a 7% increase in organic SG&A costs and a 3% increase in SG&A costs due to the Company's acquisitions. The increase in organic SG&A costs is primarily due to increased employee-related costs such as salaries, training costs and other employee costs incurred. Selling, general and administrative expenses expressed as a percentage of net service revenues were 29.5% for 2002 and 28.5% for 2001. The increase in these costs as a percentage of net service revenues is primarily due to lower revenue than anticipated in the fourth quarter of 2002 due to certain project delays and cancellations.

Depreciation and amortization expense decreased by $1.6 million or 16% in 2002 compared to 2001. The decrease is due to the implementation of SFAS No. 142, which has eliminated the amortization of goodwill and other indefinite lived intangible assets. See the discussion of SFAS No. 142 in the New Accounting Pronouncements section of Management's Discussion and Analysis. Excluding goodwill amortization in 2001, depreciation expense increased by 19% in 2002 compared to 2001. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures of $9.0 million during 2002.

In the third quarter of 2002, the Company committed to a plan to consolidate its three New Jersey offices into one central office, located in Cranford, NJ. The Company had maintained separate offices in Princeton, Cranford and Ft. Lee, New Jersey. In connection with the office consolidation, the Company recorded a pre-tax charge of $408,000 in 2002, consisting primarily of facility lease costs and severance, employee retention and outplacement costs. In 2001, the Company recorded a pre-tax increase in income of approximately $766,000 to reflect lower-than-anticipated costs associated with the Company's workforce reduction program that was implemented in 2000.

In the fourth quarter of 2002, the Company recognized a goodwill impairment charge of $67.7 million in accordance with SFAS No. 142. The impairment charge is presented as a separate line item as a component of loss from operations in the Company's Consolidated Statements of Operations. For more discussion on this charge, see Note 6 in the Company's Notes to Consolidated Financial Statements.

Other Income (Expense)

Total other income (expense) was expense of $2.7 million in 2002 compared to income of approximately $49,000 in 2001. The primary reason for this decrease is a $1.9 million non-cash charge recorded in the second quarter of 2002 to write-off the Company's investment in Digineer, a healthcare consulting and software development company that adopted a plan to cease operations during 2002.

Other income (expense) was also negatively impacted by increased interest expense in 2002 due to the Company's $15.0 million term loan that began in June of 2002 and $6.0 million of convertible debt that was issued in conjunction with the Company's January 2002 acquisition of CPR. In addition, lower worldwide interest rates on investments contributed to the decline.

Income Taxes

The Company reported a tax benefit at an effective rate of 10.3% in 2002 compared to tax expense at an effective rate of 42.8% for 2001. The Company's effective tax rate in 2002 was negatively affected by a number of factors. The write-off of the Digineer investment is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company recorded a valuation allowance against this deferred tax asset and accordingly, no income tax benefit was recorded. In addition, a tax benefit was recorded on only that portion of the goodwill impairment charge that will be deductible in future tax periods. Finally, in the fourth quarter the Company recorded a valuation allowance of approximately $3.5 million for certain tax benefit carryforwards primarily relating to net operating loss carryforwards in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations which generate the pre-tax earnings.

Inclusive of the goodwill impairment charge, the write-off of the Digineer investment, office consolidation costs and the tax valuation allowances discussed above, (items with an aggregate after-tax impact of approximately $59.9 million, or $4.68 per share), the net loss for 2002 was $54.8 million in 2002 or $4.30 per basic and diluted share.

Inclusive of the adjustment to the workforce reduction reserve in 2001 (an aggregate after-tax impact of approximately $460,000 or $0.04 per diluted share), net income for 2001 was $4.2 million, or $0.33 per basic share and $0.34 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

                                      2001      2002       2003
                                    --------  --------   --------
Working Capital ($ millions)        $   36.7  $   41.5   $  38.5

In 2003, cash and cash equivalents increased by $9.1 million as a result of cash provided by operating activities of $14.2 million offset by cash used in investing activities of $0.7 million and cash used in financing activities of $5.2 million. In addition, the Company has $1.8 million in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project related expenses, primarily investigator fees, upon authorization from the customer. Net cash provided by operating activities consisted primarily of the net loss increased by non-cash adjustments (primarily depreciation and amortization) and a decrease in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer. Accounts receivable, net of advance billings, decreased from $24.7 million at December 31, 2002 to $20.3 million at December 31, 2003.

Cash flows from investing activities for the year ended December 31, 2003 consisted primarily of capital expenditures of $5.6 million, costs related to the acquisition of ECA of $3.6 million (net of cash acquired), offset by net proceeds from the sale of available for sale securities of $8.4 million.

Cash flows from financing activities for the year ended December 31, 2003 consisted primarily of net payments under the Company's credit facility of $3.0 million, a partial repayment of the Company's convertible debt of $1.4 million and payments on capital lease obligations of approximately $850,000.

In 2002, cash and cash equivalents increased by $6.7 million as a result of cash provided by operating activities of $27.0 million offset by cash used in investing activities of $18.0 million and cash used in financing activities of $2.8 million. There was no restriction on cash and cash equivalents in 2002. Net cash provided by operating activities consisted primarily of the net loss increased by non-cash adjustments (the goodwill impairment charge, loss on Digineer investment and depreciation and amortization) and a decrease in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer. Accounts receivable, net of advance billings, decreased from $40.7 million at December 31, 2001 to $24.7 million at December 31, 2002.

Cash flows from investing activities for the year ended December 31, 2002 consisted primarily of capital expenditures of $9.0 million, costs related to the acquisition of CPR of $7.9 million (net of cash acquired), and additional purchase price of $2.7 million paid in relation to the Company's 1999 acquisition of Health Care Communications, Inc. (HCC) offset by net proceeds from the sale of available for sale securities of $1.7 million.

Cash flows from financing activities for the year ended December 31, 2002 consisted primarily of net payments under the Company's credit facility of $1.9 million and payments on capital lease obligations of approximately $800,000.

In 2001, cash and cash equivalents decreased by $0.7 million as a result of cash provided by operating activities of $9.6 million and cash provided by financing activities of $11.8 million offset by cash used in investing activities of $21.8 million. There was no restriction on cash and cash equivalents in 2001. Net cash provided by operating activities consisted primarily of net income increased by non-cash adjustments (primarily depreciation and amortization) offset primarily by an increase in net accounts receivable.

Cash flows from investing activities for the year ended December 31, 2001 consisted primarily of capital expenditures of $7.5 million, costs related to the acquisition of AAC Consulting Group of $10.8 million (net of cash acquired), and additional purchase price of $2.1 million paid in relation to the Company's 1999 acquisition of HCC. Net purchases of available for sale securities totaled $1.3 million.

Cash flows from financing activities for the year ended December 31, 2001 consisted primarily of net borrowings under the Company's credit facility of $12.6 million.

                                                         2001        2002      2003
                                                        ------      ------   ------
Cash, (including Restricted Cash), Cash Equivalents
       & Available for Sale Securities ($ millions)     $ 25.5      $ 30.0   $ 32.4

The Company had available for sale securities totaling $8.9 million and $17.3 million at December 31, 2003 and 2002, respectively.

Cash used for capital expenditures was $5.6 million, $9.0 million and $7.5 million in 2003, 2002 and 2001, respectively.

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

At March 31, 2003, the Company fell below the minimum permitted Fixed Charge coverage ratio. The Company and the banks amended the minimum permitted Fixed Charge coverage ratio for the first quarter of 2003 and future periods. In addition, changes as part of the amendment include, but are not limited to, the following:

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

          - The Company must maintain a ratio of cash, cash equivalents and available for sale securities held in the United States to principal amounts outstanding under the Company's term loan of at least 1.1 to 1.0.

In the third quarter of 2003, the Company reached an agreement in principle with the banks to amend the Fixed Charge Coverage ratio from a rolling four quarters calculation to a calculation based on the results of each individual quarter. The amendment was fully executed in the fourth quarter. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of December 31, 2003.

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

At December 31, 2003, no amounts were outstanding under the Company's revolving credit loan, $9.8 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. At December 31, 2003, approximately $351,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair market value of the swap compared to approximately $566,000 at December 31, 2002.

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

In June 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Consolidated Statements of Operations. At June 30, 2003, the CPR shareholders exercised their put option and the Company paid approximately $1.4 million to settle $2.0 million of the $6.0 million convertible note. A gain of $558,000 has been recorded in the second quarter of 2003 in the Company's Consolidated Statements of Operations. In the first quarter of 2004, the CPR shareholders again exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the remaining note amount. A gain of approximately $250,000 will be recorded in the first quarter of 2004 in the Company's Consolidated Statements of Operations.

The Company's primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under the Facility and the Multicurrency Facility, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financings will be available on terms acceptable to the Company.

CONTRACTUAL OBLIGATIONS

Future minimum payments for all contractual obligations for years subsequent to December 31, 2003 are as follows:

     (in thousands)            2004    2005-2006  2007-2008   After 2008     Total
--------------------------   -------   ---------  ---------   ----------   --------
Capital lease obligations,
    including interest       $   879   $     907  $      48   $       --   $  1,834
Operating leases               6,721      12,174     10,359        4,880     34,134
Debt payments                  3,000       6,000        750           --      9,750
Convertible note                  --       4,000         --           --      4,000
                             -------   ---------  ---------   ----------   --------
Total                        $10,600   $  23,081  $  11,157   $    4,880   $ 49,718

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make significant estimates and assumptions that affect the reported Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.

Revenue Recognition

The majority of the Company's net service revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based upon assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management periodically reviews the budget on each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. As the work progresses, original estimates might be changed due to changes in the scope of the work. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company attempts to negotiate contract amendments with the sponsor to cover services provided outside the terms of the original contract. However, there can be no guarantee that the sponsor will agree to proposed amendments, and the Company ultimately bears the risk of cost overruns.

Amendments to contracts resulting in revisions to revenues and costs are recognized in the period in which the revisions are negotiated. Included in accounts receivable are unbilled accounts receivable, which represent revenue recognized in excess of amounts billed.

As the Company provides services on projects, the Company also incurs third-party and other pass-through costs, which are typically reimbursable by its customers pursuant to the contract. In certain contracts, however, these costs are fixed by the contract terms. In these contracts, the Company is at risk for costs incurred in excess of the amounts fixed by the contract terms. In these instances, the Company recognizes these costs as direct costs with corresponding net service revenues. Excess costs incurred above the contract terms would negatively affect the Company's gross margin.

Accounts Receivable/Allowance for Doubtful Accounts

Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company's Consolidated Results of Operations or financial position.

Long-Lived Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. In 2002, the Company recorded a goodwill impairment charge of $67.7 million. At December 31, 2003 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. In addition, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life.

Internally Developed Software

The Company capitalizes costs incurred to internally develop software used primarily in the Company's proprietary clinical trial and data management systems, and amortizes these costs over the useful life of the product, not to exceed five years. Internally developed software represents software in the application development stage, and there is no assurance that the software development process will produce a final product for which the fair value exceeds its carrying value. Internally developed software is an intangible asset subject to impairment write-downs whenever events indicate that the carrying value of the software may not be recoverable. As with other long-lived assets, this asset is reviewed at least annually to determine the appropriateness of the carrying value of the asset. Assessing the fair value of the internally developed software requires estimates and judgment on the part of management.

Tax Valuation Allowance

The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established based on an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. If estimates prove inaccurate or if the tax laws change unfavorably, significant revisions in the valuation allowance may be required in the future.

ADDITIONAL CONSIDERATIONS

On July 15, 2002, two of the Company's major customers, Pharmacia Corp. and Pfizer Inc., announced plans to merge in a stock-for-stock transaction. The merger closed in the second quarter of 2003. Pharmacia and Pfizer combined represent approximately 27% and 29% of the Company's net service revenues for the years ended December 31, 2003 and 2002, respectively, and approximately 35% and 31% of the Company's December 31, 2003 and 2002, signed backlog. During the second quarter of 2003, the Company identified a change, coinciding with the completion of the announced merger, in the levels of business received from the combined Pfizer company. Although the level of new business awards from Pfizer increased during the second half of 2003 compared to the first half, particularly the second quarter of 2003, the level of awards received has not reached pre-merger levels. The Company believes that the level of business from Pfizer will continue to increase in 2004, but there is no assurance that the level of business received will meet or exceed the business amounts the Company received from Pharmacia Corp. and Pfizer Inc. in periods prior to the merger. If the level of business does not return to levels experienced prior to the merger, failure to replace this business would have a negative impact on the Company's results of operations and financial position in future years.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain types of financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003. The adoption of SFAS No. 150 had no material effect on the Company's Consolidated Balance Sheet or Statements of Operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will require the consolidation of a variable interest entity whereby an enterprise will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (as revised December 2003). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The disclosure requirements of FIN 46R are required in all financial statements issued after March 15, 2004, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN 46R did not impact its financial statements.

In November 2002, the FASB issued Interpretation No. 45 or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor, must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption FIN 45 had no material effect on the Company's Consolidated Financial Statements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-K that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

ITEM 7A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

The Company operates on a global basis and is therefore exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers. From time to time contracts are denominated in a currency different than the particular local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net service revenues and resultant net income can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon the Company's consolidated financial results.

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

The Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were $1.2 million at December 31, 2003 compared to ($1.5) million at December 31, 2002.

Interest Rates

The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available for sale securities are recorded at fair value in the consolidated financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At December 31, 2003, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $888,000.

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

ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data called for by this Item are incorporated herein from page F-1.

ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 9, 2003, the Company dismissed its independent accountant, PricewaterhouseCoopers LLP ("PwC"), and engaged Deloitte & Touche LLP as our new independent accountant for the fiscal year ending December 31, 2003. The decision to change independent accountants was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors. During the two most recent fiscal years, neither of the PwC's reports on the Company's consolidated financial statements contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and through the date of PwC's dismissal, there have been no disagreements between the Company and PwC on any matter of accounting priniciples or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports onthe consolidated financial statements for such years.

ITEM 9A.

                             CONTROLS AND PROCEDURES

Based on the Company's most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, our Chairman (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. No change in the Company's internal control over financial reporting occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled "Information about Nominees" contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

BOARD COMMITTEES:

Information regarding the members of the audit committee and the audit committee financial expert is set forth in the section entitled "Committees of the Board of Directors" contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the sections entitled "Management Development and Compensation Committee Report on Executive Compensation" and "Report of the Audit Committee" and the Performance Graph, which are set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, are not deemed to be incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 1, 2004 were as follows:

        NAME           AGE                 POSITION                 OFFICER SINCE
---------------------  ---  --------------------------------------  -------------
Candace Kendle          57  Chief Executive Officer and Chairman        1981
                            of the Board of Directors

Christopher C. Bergen   53  President, Chief Operating                  1981
                            Officer and Director

Simon Higginbotham      43  Vice President and Chief                    2004
                            Marketing Officer

Karl Brenkert III       56  Senior Vice President, Chief Financial      2002
                            Officer and Treasurer

Background information regarding Dr. Kendle and Mr. Bergen is set forth in a section entitled "Information about Nominees." Background information regarding Mr. Higginbotham and Mr. Brenkert is set forth in a section entitled "Securities Ownership of Management." Both sections are contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and the information in those sections is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information on compliance with Section 16(a) of the Exchange Act set forth in the sections entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

CODE OF ETHICS

Information pertaining to the Company's Code of Ethics, referred to by the Company as its Code of Ethics and Conduct, is set forth in the section entitled "Nominating and Corporate Governance Committee" contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference. The Company will make available, free of charge, to any person, a copy of its Code of Ethics and Conduct upon written request submitted to the Company. This written request should be addressed to the General Counsel at the Company's principal executive offices.

ITEM 11.

                             EXECUTIVE COMPENSATION

Information on executive compensation set forth in the sections entitled "Executive Compensation and "Stock Options" and the tables therein is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.

     Security Ownership of Certain Beneficial Owners and Management

Information on the number of shares beneficially owned by each Director and by all Directors and Executive Officers as a group set forth in the section entitled "Securities Ownership of Management" and the table therein is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the number of shares beneficially owned by any person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock set for in the section entitled "Principal Shareholders" and the table therein is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The following table presents summary information at December 31, 2003 with respect to all the Company's equity compensation plans, except the 2003 Directors' Compensation Plan under which shares issued to Directors are not subject to forfeiture and are not appropriate for inclusion in the table below.

                      Equity Compensation Plan Information

                                             (a)                          (b)                             (c)
----------------------------  -----------------------------  -----------------------------  -------------------------------
                                                                                            Number of securities remaining
                                Number of Securities to be                                   available for future issuance
                                 issued upon exercise of       Weighted-average exercise    under equity compensation plans
                              outstanding options, warrants  price of outstanding options,  (excluding securities reflected
        Plan Category                  and rights                 warrants and rights                in column (a))
----------------------------  -----------------------------  -----------------------------  -------------------------------
Equity compensation plans               2,072,303                     $11.24                             1,058,376
approved by security holders
Equity compensation plans not                   *                          *                                     *
approved by security holders
                                        ---------                     ------                             ---------
     Total                              2,072,303                     $11.24                             1,058,376

* Excludes shares of Common Stock issued under the 2003 Directors' Compensation Plan. Shares issued under that plan are not subject to risk of forfeiture.

DESCRIPTION OF THE 2003 DIRECTORS' COMPENSATION PLAN

The 2003 Directors' Compensation Plan (the "Plan") provides for the compensation of cash retainer fees to the Company's directors who are not employees of the Company and an issuance of shares of Common Stock in lieu of portions of these cash retainer fees. The Board of Directors approved the Plan, which authorizes up to 25,000 shares of Common Stock to be issued to non-employee directors. Pursuant to the terms and conditions of the Plan, the number of authorized shares available under the Plan will increase to 75,000 upon shareholder approval of this increase.

THE MATERIAL TERMS AND CONDITIONS OF THE PLAN ARE SUMMARIZED BELOW, AND THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PLAN.

ADMINISTRATION. The Plan is administered by the Management Development and Compensation Committee of the Board of Directors consisting solely of non-employee directors.

PAYMENT TERMS. The Plan entitles each non-employee director to a retainer of $3,000 for each meeting of the Board of Directors attended and a retainer of $1,500 for each Board committee meeting attended. The Plan specifies that directors will receive shares of Common Stock in lieu of cash to the extent of fifty percent (50%) of the cash retainer. The Company pays the cash retainer and issues the shares of Common Stock in lieu of a portion of the cash retainer quarterly, in arrears, as soon as practicable following the end of each quarter.

ISSUANCE OF SHARES IN LIEU OF CASH RETAINER. The number of shares of Common Stock to be issued is determined by dividing fifty percent (50%) of the total retainer owed to a director for a fiscal quarter by the average of the fair market value per share of Common Stock for the ten trading days prior to the end of that quarter. Any fractional shares resulting from the calculation are rounded up to the nearest share. The Plan defines fair market value as the last sale price reported on any stock exchange or over-the-counter trading system on which such shares of Common Stock are trading.

AMENDMENT AND TERMINATION. The Plan grants authority to the Board of Directors to amend, suspend or terminate the Plan, provided that an amendment, without shareholder approval, does not:

          - increase the number of shares of Common Stock authorized to be issued under the Plan,

          - materially increase the benefits accruing to the directors under the Plan,

          - materially modify the eligibility requirements for participating in the Plan, or

          -    extend the termination date of the Plan.

Amendments related to the amount, pricing and timing of issuances of shares of Common Stock may not be made more than once every six months, except to the extent necessary to address changes in applicable laws and regulations.

FEDERAL INCOME TAX CONSEQUENCES. Under the terms and conditions of the Plan, shares of Common Stock granted to participants are not subject to forfeiture. Accordingly, at the time a participant receives shares of Common Stock under the Plan, the participant recognizes compensation taxable as ordinary income in an amount equal to the fair market value of such shares of Common Stock.

The foregoing is a brief summary of the current federal income tax rules generally applicable to the non-employee directors receiving shares of Common Stock under the Plan. This summary is based on federal tax laws and regulations in effect on the date of this Proxy Statement and does not purport to be a complete description of the federal income tax aspects of the Plan or to address the effects of foreign, state or local law or wage withholding requirements.

ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is contained in the sections entitled "Audit Committee's Pre-Approval Policies and Procedures" and "Fees Paid to Independent Public Accountant" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 15.

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) and (2) - All financial statements and schedules required to be filed by Item 8 of this Form 10-K and included in this report are listed beginning on page F-1. No additional financial statements or schedules are being filed as the requirements of paragraph (d) of Item 14 are not applicable to the Company.

               (3) Exhibits - Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits hereto.

Exhibit
Number                            Description of Exhibit                           Filing Status
------   -----------------------------------------------------------------------   -------------
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

2.20     Form of Note Prepayment Agreement                                          R

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

10.11    Indemnity Agreement dated May 14, 1997 by and between the Company and
         Charles A. Sanders                                                         C

10.12    Indemnity Agreement dated May 14, 1997 by and between the Company and
         Philip E. Beekman                                                          C

10.13    Indemnity Agreement dated December 10, 1998 by and between the Company
         and Robert Buck                                                            D

10.14    Indemnity Agreement dated December 10, 1998 by and between the Company
         and Mary Beth Price                                                        D

10.15    Form of Indemnity Agreement by and between the Company and each member of the Company's Board of Directors, except for those Indemnity
         Agreements noted above and filed previously.                               S

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

10.24    Third Amendment to Amended and Restated Credit Agreement                   Q

10.25    Fourth Amendment to Amended and Restated Credit Agreement                  S

10.20                  MANAGEMENT CONTRACTS AND COMPENSATION PLANS

         (a)      1995 Stock Option and Stock Incentive Plan                        A

         (b)      1995 Stock Option and Stock Incentive Plan -- Individual Stock
                  Option Agreement for Incentive Stock Option (contained in
                  Exhibit 10.20(a))                                                 A

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

         (j)      Amendment No. 2 to 1997 Directors Compensation Plan               P

         (k)      Amendment No. 1 to 1998 Employee Stock Purchase Plan              P

         (l)      Amendment No. 2 to 1998 Employee Stock Purchase Plan              P

         (m)      Amendment No. 3 to 1998 Employee Stock Purchase Plan              P

         (n)      2003 Directors Compensation Plan                                  R

14       Code of Ethics                                                             S

23.1     Consent of PricewaterhouseCoopers LLP                                      S

23.2     Consent of Deloitte & Touche LLP                                           S

24       Powers of Attorney                                                         S

31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)    S

31.2     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)    S

32.1     Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes- Oxley Act of 2002- Chief Executive Officer    S

32.2     Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes- Oxley Act of 2002 - Chief Financial
         Officer                                                                    S

Filing
Status                         Description of Filing Status
-----    -----------------------------------------------------------------------
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

L        Incorporated by reference to the Company's Proxy Statement for its 2000
         Annual Shareholders' Meeting

M Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

N        Filed as an exhibit to the Company's Current Report on Form 8-K dated
         January 29, 2002

O Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002

P Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002

Q Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003

R Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003

S        Filed herewith.

The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproduction charges.

         (b) Reports on Form 8-K:

         On November 3, 2003 the Company filed a Form 8-K to disclose the non-GAAP financial measures included in its press release announcing its third quarter results of operations and financial condition and the reasons for including the non- GAAP financial measures.

         (c) Exhibits required by this Form 10-K:

         See (a)(3) above.

         (d) Financial Statements and Schedules

         See (a)(2) above.

                            Kendle International Inc.

                   Index to Consolidated Financial Statements

                                                                           Page
Independent Auditors Report                                                F-2
Consolidated Statements of Operations for the years
ended December 31, 2003, 2002 and 2001.                                    F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002.              F-4
Consolidated Statements of Shareholder's Equity for the years
ended December 31, 2003, 2002, and 2001.                                   F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002, and 2001.                                         F-7
Notes to Consolidated Financial Statements.                                F-9

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders of Kendle International Inc. Cincinnati,Ohio

We have audited the accompanying consolidated balance sheet of Kendle International Inc. as of December 31,2003,and the related consolidated statements of operations,shareholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining,on a test basis,evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,such 2003 consolidated financial statements present fairly,in all material respects,the financial position of the Company as of December 31,2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
March 14,2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Kendle International Inc:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly,in all material respects,the financial position of Kendle International Inc.and its subsidiaries (the Company ) at December 31,2002,and the results of their operations and their cash flows for each of the two years in the period ended December 31,2002,in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companys management;our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America,which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining,on a test basis, evidence supporting the amounts and disclosures in the financial statements,assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 of the Notes to Consolidated Financial Statements,the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

/s/ PricewaterhouseCoopers
PricewaterhouseCoopers
Cincinnati,Ohio
February 11,2003

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands,except per share data)
FOR THE YEARS ENDED DECEMBER 31,

                                                              2003        2002         2001
                                                           ---------    ---------    ---------
NET SERVICE REVENUES                                       $ 156,221    $ 165,173    $ 154,302
Reimbursable out-of-pocket revenues                           53,436       48,841       40,197
                                                           ---------    ---------    ---------
Total revenues                                               209,657      214,014      194,499

Cost and expenses:

       Direct costs                                           91,133       98,438       93,729
       Reimbursable out-of-pocket costs                       53,436       48,841       40,197
       Selling,general and administrative                     52,402       48,646       44,047
       Depreciation and amortization                           9,057        8,347        9,988
       Employee severance and office consolidation costs       1,468          408         (766)
       Goodwill impairment                                        --       67,745           --
                                                           ---------    ---------    ---------
Total costs and expenses                                     207,496      272,425      187,195

Income (loss) from operations                                  2,161      (58,411)       7,304
Other income (expense):
       Interest income                                           334          534          903
       Interest expense                                       (1,039)      (1,219)        (877)
       Other                                                    (725)         (61)          23
       Investment impairment                                    (405)      (1,938)          --
       Gain on debt extinguishment                               558           --           --
                                                           ---------    ---------    ---------
Total other income (expenses)                                 (1,277)      (2,684)          49

Income (loss) before income taxes                                884      (61,095)       7,353
Income taxes                                                   2,574       (6,295)       3,147
                                                           ---------    ---------    ---------
Net income (loss)                                          $  (1,690)   $ (54,800)   $   4,206
                                                           =========    =========    =========
Income (loss) per share data:
Basic:
       Net income (loss) per share                         $   (0.13)   $   (4.30)   $    0.34
                                                           ---------    ---------    ---------
       Weighted average shares                                12,973       12,734       12,251
Diluted:
       Net income (loss) per share                         $   (0.13)   $   (4.30)   $    0.33
                                                           ---------    ---------    ---------
       Weighted average shares                                12,973       12,734       12,858

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands,except per share data)
   DECEMBER 31,

                                                                               2003         2002
                                                                             ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  21,750    $  12,671
  Restricted cash                                                                1,777          ---
  Available for sale securities                                                  8,881       17,304
  Accounts receivable                                                           41,573       47,050
  Other current assets                                                           9,947        7,343
                                                                             ---------    ---------
          Total current assets                                                  83,928       84,368

  Property and equipment,net                                                    17,607       19,028
  Goodwill                                                                      25,404       22,033
  Other finite-lived intangible assets                                             821          ---
  Other indefinite-lived intangible assets                                      15,000       15,000
  Long-term deferred tax asset                                                   3,706        5,933
  Other assets                                                                   7,949        9,035
                                                                             ---------    ---------
          TOTAL ASSETS                                                       $ 154,415    $ 155,397
                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under capital leases                        $     827    $     843
  Current portion of amounts outstanding under credit facilities                 3,000        3,000
  Trade payables                                                                 5,601        5,883
  Advance billings                                                              21,243       22,313
  Other accrued liabilities                                                     14,734       10,878
                                                                             ---------    ---------
          Total current liabilities                                             45,405       42,917

Obligations under capital leases,less current portion                              926        1,643
Convertible note                                                                 4,000        6,000
Long-term debt                                                                   6,750        9,750
Deferred income taxes payable                                                      531           33
Other liabilities                                                                  434          694
                                                                             ---------    ---------
          Total liabilities                                                     58,046       61,037

Commitments and contingencies
Shareholders  equity:
  Preferred stock no par value;100,000 shares authorized;none issued and outstanding Common stock no par value;45,000,000 shares authorized;
          13,079,912 and 12,861,510 shares issued and 13,060,015 and
          12,841,613 outstanding at December 31,2003 and 2002,respectively          75           75
  Additional paid-in capital                                                   135,034      134,266
  Accumulated deficit                                                          (39,168)     (37,478)
  Accumulated other comprehensive income (loss):
          Net unrealized holding gains (losses) on available for sale
           securities                                                                1           (6)
          Unrealized loss on interest rate swap                                   (350)        (566)
          Foreign currency translation adjustment                                1,170       (1,538)
                                                                             ---------    ---------
          Total accumulated other comprehensive income (loss)                      821       (2,110)
                                                                             ---------    ---------
  Less:cost of common stock held in treasury,19,897 shares
          at December 31,2003 and 2002                                            (393)        (393)
                                                                             ---------    ---------
          Total shareholders' equity                                            96,369       94,360
                                                                             ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 154,415    $ 155,397
                                                                             =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(In thousands,except share data)

------------------------------------------------------------------------------------------------------------------------------------
                              common stock         additional            (accumulated   accumulated other    total
                                number of           paid-in   treasury      deficit)      comprehensive  shareholders' comprehensive
                                 shares    amount   capital    stock   retained earnings   income(loss)      equity    income (loss
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001        11,763,307 $    75 $ 122,725              $     13,116     $     (3,046)   $   132,870

Net income                                                                       4,206                           4,206   $   4,206

Other comprehensive income:
  Foreign currency
    translation adjustment                                                                         (832)          (832)       (832)
  Net unrealized holding
    gains on available
    for sale securities,
    net of tax                                                                                      147            147         147
  Reclassification
    adjustment for
    holding losses
    included in net
    income,net of tax                                                                                 5              5           5
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                     $   3,526
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock
    for acquisition                374,665             3,873                                                     3,873
Issuance of Common Stock in
    connection with prior
    acquisition                     84,450               796                                                       796
Shares issued under stock
    plans                          176,984             1,197                                                     1,197
Income tax benefit from
    exercise of stock options                            395                                                       395
Treasury stock transactions        (17,280)                       (350)                                           (350)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001      12,382,126 $    75 $ 128,986   $  (350)   $     17,322     $     (3,726)   $   142,307

Net loss                                                                       (54,800)                        (54,800)  $ (54,800)
Other comprehensive income:
  Foreign currency translation
    adjustment                                                                                    2,223          2,223       2,223
  Net unrealized holding losses
    on available for sale
    securities, net of tax                                                                          (41)           (41)        (41)
  Net unrealized holding losses
    on interest rate swap
    agreement                                                                                      (566)          (566)       (566)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                       $ (53,184)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock for
    acquisition                    314,243             4,092                                                     4,092
Shares issued under stock
    plans                          147,861               913                                                       913
Income tax benefit from
    exercise of stock options                            275                                                       275
Treasury stock transaction          (2,617)                        (43)                                            (43)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002    12,841,613 $    75 $ 134,266   $  (393)   $    (37,478)    $     (2,110)   $    94,360

The accompanying notes are an integral part of these consolidated financial statements.


------------------------------------------------------------------------------------------------------------------------------------
(In thousands,except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (accumulated   accumulated
                                 common stock        additional               deficit)        other          total
                                   number of          paid-in   treasury      retained    comprehensive  shareholders' comprehensive
                                    shares    amount  capital    stock        earnings    income(loss)      equity     income (loss)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                      (1,690)                          (1,690)   $  (1,690)

Other comprehensive income:
  Foreign currency
    translation adjustment                                                                       2,708          2,708        2,708
  Net unrealized holding
    gains on available
    for sale securities,
    net of tax                                                                                       7              7            7
  Net unrealized holding
    losses on interest
    rate swap agreement                                                                            216            216          216
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                     $   1,241
------------------------------------------------------------------------------------------------------------------------------------
Shares issued under stock
    plans                             218,402               684                                                   684
Income tax benefit from
    exercise of stock options                                84                                                    84
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003       13,060,015  $  75  $ 135,034   $ (393)  $ (39,168)       $      821     $   96,369


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
FOR THE YEARS ENDED DECEMBER 31,
                                                                               2003        2002        2001
                                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                          $ (1,690)   $(54,800)   $  4,206
  Adjustments to reconcile net (loss) income to
      cash provided by operating activities:
      Depreciation and amortization                                             9,057       8,347       9,988
      Goodwill and investment impairment                                          405      69,684         ---
      Deferred income taxes                                                     1,358     (10,870)        382
      Other                                                                       513         584          25
      Gain on convertible note repayment                                         (558)        ---         ---
      Changes in operating assets and liabilities,net of
       effects from acquisitions:
            Accounts receivable                                                 5,245      14,421     (10,789)
            Other current assets                                               (1,469)     (2,025)      2,785
            Other assets                                                         (271)       (136)       (105)
            Investigator and project costs                                       (202)      1,724         252
            Trade payables                                                     (1,072)       (964)      1,262
            Advance billings                                                   (1,595)        455        (275)
            Accrued liabilities and other                                       4,429         532       1,882
                                                                             --------    --------    --------
Net cash provided by operating activities                                      14,150      26,952       9,613

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of available for sale securities                              (47,741)    (48,989)    (40,587)
       Proceeds from sale and maturity of available for sale securities        56,149      50,643      39,272
       Acquisitions of property and equipment                                  (3,801)     (6,708)     (4,425)
       Additions to internally developed software                              (1,791)     (2,268)     (3,061)
       Acquisitions of businesses,less cash acquired                           (3,584)     (7,942)    (10,822)
       Additional purchase price paid in connection with prior acquisition        ---      (2,704)     (2,144)
       Other                                                                       33         ---          (5)
                                                                             --------    --------    --------
Net cash used in investing activities                                            (735)    (17,968)    (21,772)

CASH FLOWS FROM FINANCING ACTIVITIES
       Net (repayments) proceeds under credit facility                         (3,000)     (1,902)     12,630
       Payment of convertible note                                             (1,442)        ---         ---
       Proceeds from issuance of Common Stock                                     192         383         656
       Amounts payable-- book overdraft                                            18        (401)       (665)
       Payments on capital lease obligations                                     (851)       (818)       (850)
       Other                                                                      ---          58         ---
       Debt issue costs                                                           (71)        (89)        (14)
                                                                             --------    --------    --------
Net cash (used in) provided by  financing activities                           (5,154)     (2,769)     11,757
       Effects of exchange rates on cash and cash equivalents                     818         440        (291)
       Net increase (decrease) in cash and cash equivalents                     9,079       6,655        (693)
Cash and cash equivalents
       Beginning of year                                                       12,671       6,016       6,709
                                                                             --------    --------    --------
       End of year                                                           $ 21,750    $ 12,671    $  6,016

The accompanying notes are an integral part of these consolidated financial statements.

(In thousands)
FOR THE YEARS ENDED DECEMBER 31,
                                                                                   2003        2002        2001
                                                                                 --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for interest                                    $    921    $  1,130    $    714
       Cash paid (received) during the year for income taxes                     $  1,227    $  5,758    $   (535)
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
      Acquisition of equipment under capital leases                              $    339    $  1,107    $  1,735
      Amounts accrued for contingent consideration
        pursuant to acquisition agreement                                        $    ---    $    ---    $  2,976
      Treasury stock acquired in escrow settlement                               $    ---    $    (43)   $   (350)
      Acquisitions of businesses:
        Fair value of assets acquired                                            $  3,806    $ 19,165    $ 16,507
        Fair value of liabilities assumed or incurred                                (222)     (1,131)     (1,812)
        Stock issued                                                                  ---      (4,092)     (3,873)
        Convertible debt issued                                                       ---      (6,000)        ---
                                                                                 --------    --------    --------
      NET CASH PAYMENTS                                                          $  3,584    $  7,942    $ 10,822

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Kendle International Inc.(the Company) is an international contract research organization (CRO) providing integrated clinical research services,including clinical trial management,clinical data management,statistical analysis,medical writing,regulatory consultation and organizational meeting management and publication services on a contract basis to the pharmaceutical and biotechnology industries.The Company has operations in North America,Latin America, Europe,Asia and Australia.

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The consolidated financial statements include the financial information of Kendle International Inc.and its wholly-owned subsidiaries. Investments in unconsolidated companies which are at least 20% owned and the Company can exercise significant influence but not control,are carried at cost plus equity in undistributed earnings since acquisition. Investments in unconsolidated companies,which are less than 20% owned and the Company cannot exercise significant influence,are carried at cost. There are no significant amounts on the Consolidated Balance Sheet related to investments in unconsolidated companies.

All intercompany accounts and transactions have been eliminated.The results of operations of the Company's wholly-owned subsidiaries have been included in the consolidated financial statements of the Company from the respective dates of acquisition.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's wholly-owned subsidiaries are translated into U.S.dollars at year-end exchange rates.Income statement accounts are translated at average exchange rates for the year.These translation adjustments are recorded as a separate component of shareholders equity.Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and money market funds held with a financial institution,with an initial maturity of three months or less.

The Company maintains its demand deposits with certain financial institutions.The balance of one account from time-to-time exceeds the maximum U.S. federally insured amount.Additionally,there is no state insurance coverage on bank balances held in The Netherlands.

Cash and cash equivalents includes approximately $1.8 million in 2003 that is restricted as to its use. The restricted cash represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project related expenses,primarily investigator fees, upon authorization from the customer. There was no similar restriction on cash and cash equivalents in 2002.

AVAILABLE FOR SALE SECURITIES

Investments purchased with initial maturities greater than three months are classified as available for sale securities and consist of highly liquid debt securities. These securities are stated in the consolidated financial statements at market value.Realized gains and losses are included in the Consolidated Statements of Operations, calculated based on a specific identification basis.Unrealized gains and losses,net of tax,are reported as a separate component of shareholders equity.

REVENUE RECOGNITION

Net service revenues are earned by performing services primarily under fixed-price contracts.Net service revenues from contracts are generally recognized on the percentage of completion method,measured principally by the total costs incurred as a percentage of estimated total costs for each contract.This method is used because management considers total costs incurred to be the best available measure of progress on these contracts. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustment to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss,such loss is provided in the current period in its entirety. Because of the inherent uncertainties in estimating costs,it is at least reasonably possible that the estimates used will change in the near term and could result in a material change. Work is also performed under time-and-materials contracts,recognizing revenue as hours are worked based on the hourly billing rate for each contract. Additionally, the Company recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price.

Direct costs consist of compensation and related fringe benefits for project-related associates,unreimbursed project-related costs and indirect costs including facilities,information systems,and other costs.Selling,general,and administrative costs are charged to expense as incurred.

Amendments to contracts resulting in revisions to revenues and costs are recognized in the period in which the revisions are negotiated. Included in accounts receivable are unbilled accounts receivable,which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

CONCENTRATION OF CREDIT RISK

Accounts receivable represent amounts due from customers who are concentrated mainly in the pharmaceutical and biotechnology industries. The concentration of credit risk is subject to the financial and industry conditions of the Company s customers. The Company does not require collateral or other securities to support customer receivables. The Company monitors the creditworthiness of its customers,and credit losses have been immaterial and consistent with management's expectations. Management considers the likelihood of material credit risk exposure as remote. Refer to Note 16 for additional information regarding revenue concentration.

LONG-LIVED ASSETS

Property and equipment are stated at cost,net of accumulated depreciation. Depreciation is computed over estimated useful lives of two to ten years using the straight-line method. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and the related accumulated depreciation are relieved and any gains or losses are reflected in the Consolidated Statements of Operations.

Equipment under capital leases is recorded at the present value of future minimum lease payments and is amortized over the estimated useful lives of the assets, not to exceed the terms of the related leases. Accumulated amortization on equipment under capital leases was $3.0 million and $2.2 million at December 31, 2003 and 2002, respectively.

The Company capitalizes costs incurred to internally develop software used primarily in the Company s proprietary clinical trial and data management systems, and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed five years. Unamortized software costs included in the consolidated balance sheets at December 31, 2003 and 2002 were $15.7 million and $14.0 million, respectively. The related accumulated amortization at December 31, 2003 and 2002 was $8.8 million and $6.0 million, respectively.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", long-lived assets such as property, plant and equipment, software, and investments are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required,impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.

DERIVATIVES

From time to time, the Company may use derivative instruments to manage exposure to interest rates. Derivatives meeting the hedge criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138,are recorded in the consolidated balance sheet at fair value at each balance sheet date. When the derivative is entered into,the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment and classifies the hedge as a cash flow hedge or a fair value hedge. If the hedge is determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss). Changes in the value of fair value hedges are recorded in results of operations. In July of 2002, the Company entered into an interest rate swap agreement to fix the interest rate on its $15 million term loan. The swap is designated as a cash flow hedge. At December 31, 2003, approximately $350,000 has been recorded in Accumulated Other Comprehensive Income to reflect a decrease in the fair market value of the swap compared to approximately $566,000 at December 31, 2002.

INVESTIGATOR AND PROJECT COSTS

In addition to various contract costs previously described, the Company incurs costs, in excess of contract amounts, which are reimbursable by its customers. Emerging Issues Task Force (EITF) 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", requires the Company to include amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. In certain contracts,these costs are fixed by the contract terms,so the Company recognizes these costs as part of net service revenues and direct costs.

NET INCOME (LOSS) PER SHARE DATA

Net income (loss) per basic share is computed using the weighted average common shares outstanding. Net income (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

(in thousands)                                2003     2002     2001
---------------------------------------------------------------------
Weight average common shares outstanding     12,973   12,734   12,251
Stock options                                    --       --      584
Contingently issuable shares                     --       --       23
---------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                      12,973   12,734   12,858

Options to purchase approximately 2,100,000 shares of common stock (approximately 1,900,000 shares of common stock equivalents) were outstanding during 2003 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Options to purchase approximately 2,400,000 shares of common stock (approximately 1,400,000 shares of common stock equivalents) were outstanding during 2002 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Options to purchase approximately 739,000 shares of common stock were outstanding during 2001 but were not included in the computation of earnings per diluted share because the options exercise price was greater than the average market price of the common shares and,therefore,the effect would be antidilutive.

INCOME TAXES

The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. Management provides valuation allowances against deferred tax assets for amounts which are not considered more likely than not to be realized.

STOCK OPTIONS

The Company accounts for stock options issued to associates in accordance with Accounting Principles Board Opinion (APB) No.25, "Accounting for Stock Issued to Employees". Under APB No.25,the Company recognizes expense based on the intrinsic value of the options. The Company has adopted disclosure requirements of SFAS No.123 "Accounting for Stock-Based Compensation",as amended by SFAS No. 148,which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant.

The weighted average fair value of the options granted in 2003, 2002,and 2001 was estimated as $3.50,$6.32 and $16.97,respectively,on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                             2003         2002         2001
--------------------------------------------------------------
Expected dividend yield          0%            0%          0%
Risk-free interest rate        3.0%          3.8%        4.7%
Expected volatility           69.8%         68.9%       67.4%
Expected holding period    5.3 years    6.3 years    6.4 years

Had the Company adopted SFAS No.123, "Accounting for Stock-Based Compensation", for expense recognition purposes,the amount of compensation expense that would have been recognized in 2003,2002,and 2001 would have been $4.7 million,$5.0 million and $3.6 million respectively.The Company s pro forma net income (loss) and pro forma net income (loss) per diluted share for 2003,2002,and 2001 would have been reduced to the amounts below:

               (in thousands, except per share data)                     2003        2002      2001
-----------------------------------------------------------------------------------------------------
Pro forma net income (loss)
As reported                                                            $ (1,690)   $(54,800)   $4,206
Less: pro forma adjustment for stock-based compensation,net of tax       (3,487)     (3,979)   (2,631)
                                                                       -------------------------------
Pro forma net income (loss)                                              (5,177)    (58,779)    1,575
                                                                         =======    ========    =====
Pro forma net income (loss) per diluted share
As reported                                                               (0.13)      (4.30)     0.33
Pro forma                                                                 (0.40)      (4.62)     0.12
                                                                       -------------------------------
Effect of pro forma expense                                               (0.27)      (0.32)    (0.21)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003,the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain types of financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31,2003 and otherwise is effective at the beginning of the first interim period beginning after June 15,2003. The Company adopted the standard on July 1,2003. The adoption of SFAS No.150 had no material effect on the Company s Consolidated Balance Sheet or Statements of Operations.

In January 2003,the FASB issued FIN 46,Consolidation of Variable Interest Entities.FIN 46 clarifies the application of Accounting Research Bulletin No.51, Consolidated Financial Statements,to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will require the consolidation of a variable interest entity whereby an enterprise will absorb a majority of the entity s expected losses if they occur,receive a majority of the entity s expected residual returns if they occur,or both. In December 2003,the FASB issued FIN 46R,Consolidation of Variable Interest Entities,an interpretation of ARB 51 (as revised December 2003). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary).The disclosure requirements of FIN 46R are required in all financial statements issued after March 15,2004,if certain conditions are met. The Company does not have any variable interest entities and therefore,FIN 46R did not impact its financial statements.

In November 2002,the FASB issued Interpretation No.45 or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees,Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos.5,57,and 107 and Rescission of FASB Interpretation No.34". FIN 45 clarifies the requirements of FASB Statement No.5, Accounting for Contingencies, relating to the guarantor s accounting for,and disclosure of,the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee,the guarantor,must recognize a liability for the fair value of the obligation it assumes under that guarantee.The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15,2002. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31,2002, irrespective of the guarantor s fiscal year-end.The guarantor s previous accounting for guarantees that were issued before the date of FIN 45 s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45.The adoption FIN 45 had no material effect on the Company s consolidated financial statements.

2.       AVAILABLE FOR SALE SECURITITES:

The fair value of available for sale securities is estimated based on quoted market prices.Information related to the Company s available for sale securities at December 31,2003 and 2002 is as follows:

                               AMORTIZED      UNREALIZED       FAIR
(In thousands)                    COST        GAIN (LOSS)      VALUE
-----------------------------------------------------------------------
2003:
Debt securities:
Corporate-backed securities    $    8,880     $         1    $    8,881
-----------------------------------------------------------------------
2002:
Debt securities:
Mortgage-backed securities     $   17,310     $        (6)   $   17,304

At December 31,2003 all debt securities have contractual maturities of one year or less.

Proceeds from the sales or maturities of investments in securities were $56.1 million,$50.6 million and $39.3 million in 2003,2002,and 2001,respectively. There were no gross gains or losses realized on these sales for the years ended December 31,2003,and 2002.For the year ended December 31,2001,the Company realized $8,500 of gross losses on these sales.

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of the Company s financial instruments,including cash and cash equivalents,available for sale securities,amounts outstanding under credit facility,and notes payable,approximate their fair value.

4.       ACCOUNTS RECEIVABLE:

Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be collected within one year.

(In thousands)
 DECEMBER 31,       2003        2002
---------------------------------------
Billed            $ 23,813    $  28,125
Unbilled            17,760       18,925
---------------------------------------
                  $ 41,573    $  47,050

The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might cause collection problems. The balance in allowance for doubtful accounts receivable was as follows:

BALANCE AT 12/31/00         $       194
Invoice write-offs                  (28)
Acquired via acquisition             81
Additional expense                  130
---------------------------------------
BALANCE AT 12/31/01         $       377
Invoice write-offs                  (82)
Acquired via acquisition            149
---------------------------------------
BALANCE AT 12/31/02         $       444
Invoice write-offs                   (8)
Additional expense                   97
---------------------------------------
BALANCE AT 12/31/03         $       533

5.       PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows:

(in thousands)
 DECEMBER 31,                                       2003        2002
----------------------------------------------------------------------
Furnishings, equipment and other                 $  40,931   $  36,540
Equipment under capital leases                       4,612       4,565
Less:accumulated depreciation and amortization     (27,936)    (22,077)
----------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                      $  17,607   $  19,028

Depreciation expense for the years ended December 31,2003,2002,and 2001 was $5.4 million,$5.1 million,and $4.2 million,respectively.

6.       GOODWILL AND OTHER INTANGIBLE ASSETS:

In accordance with SFAS No.142, Goodwill and Other Intangible Assets, effective January 1,2002 the Company discontinued the amortization of goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

Net income and diluted earnings per share for 2001 excluding goodwill amortization would have been as follows:

    (In thousands,except per share data)       YEAR ENDED 12/31/01
------------------------------------------------------------------
Net income as reported                         $             4,206
Add:Goodwill amortization,net of tax benefit                 2,461
------------------------------------------------------------------
Adjusted net income                                          6,667
BASIC EARNINGS PER SHARE:
Reported net income per share                  $              0.34
Goodwill amortization,net of tax                              0.20
------------------------------------------------------------------
Adjusted net income per share                  $              0.54
DILUTED EARNINGS PER SHARE:
Reported net income per share                  $              0.33
Goodwill amortization,net of tax                              0.19
------------------------------------------------------------------
Adjusted net income per share                  $              0.52

In accordance with SFAS No.142,goodwill is evaluated on an annual basis for impairment at the reporting unit level. Such evaluation is based on a two-step test starting with a comparison of the carrying amount of the reporting unit to the fair value of the reporting unit.If the carrying amount of the reporting unit exceeds the fair value,the second phase of the test measures the impairment.

The Company has identified the reporting unit as the company as a whole. The Company analyzed goodwill for impairment by comparing the carrying amount of the Company to the fair value of the Company. The fair value of the Company was calculated based on the Income Approach,which uses discounted cash flows,as well as public information regarding the market capitalization of the Company.

The Company completed the testing in the fourth quarter of 2003. The fair value of the Company exceeded the carrying value,resulting in no goodwill impairment for 2003.

In the fourth quarter of 2002,the Company determined that goodwill was impaired and recognized an impairment loss of $67.7 million in the fourth quarter of 2002.The impairment charge is presented as a separate line item as a component of loss from operations in the Company's Consolidated Statements of Operations.

Non-amortizable intangible assets at December 31, 2003 and December 31, 2002 are composed of:

                                                                       INDEFINITE-
(In thousands)                                         GOODWILL      LIVED INTANGIBLE
-------------------------------------------------------------------------------------
Balance at 12/31/01                                   $    86,094    $           ----
    Additional amount acquired                              2,929              15,000
    Impairment charge                                     (67,745)               ----
    Foreign currency fluctuations                           1,418                ----
    Adjustment of accrued contingent consideration           (288)               ----
    Tax benefit to reduce goodwill                           (375)               ----
-------------------------------------------------------------------------------------
Balance at 12/31/02                                   $    22,033    $         15,000
    Additional amount acquired                              1,932                ----
    Foreign currency fluctuations                           1,828                ----
    Tax benefit to reduce goodwill                           (389)               ----
-------------------------------------------------------------------------------------
Balance at 12/31/03                                   $    25,404    $         15,000

The Company acquired $1.9 million of goodwill in 2003 resulting from the acquisition of Estadisticos y Clinicos Asociados, S.A. (ECA). The asset allocation for this acquisition is preliminary and is subject to revisions. The goodwill acquired is deductible for income tax purposes. Approximately $1.6 million of the goodwill is immediately deductible with the remainder deductible over a 15 year period.

The Company acquired $2.9 million of goodwill in 2002 resulting from the acquisition of Clinical and Pharmacologic Research,Inc.(CPR). The goodwill and the intangible asset acquired in the acquisition are deductible for income tax purposes over a 15-year period.

The $15 million intangible asset represents one customer relationship acquired in the Company's acquisition of CPR,the fair value of which was determined by management based on a third party valuation. The nature of this identifiable intangible asset was reviewed at the end of 2002 and 2003 and the determination was made that the original indefinite life remains appropriate. The contract was determined to have an indefinite useful life based on a number of factors,including the unique nature of the services provided by CPR,high barriers to entry to a competitor,and the long-term historical relationship between CPR and its sole customer without material modifications to the terms of the arrangement and without substantial cost of renewal. The intangible asset will continue to be evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life.

Amortizable intangible assets at December 31,2003 and December 31,2002 are composed of:

                                    CUSTOMER     NON-COMPETE
(in thousands)                    RELATIONSHIPS  AGREEMENTS
------------------------------------------------------------
Balance at 12/31/02              $          --   $        --
    Additional amount acquired             400           460
    2003 amortization                      (11)          (28)
------------------------------------------------------------
TOTAL                            $         389   $       432
                                           ===           ===

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
---------------------------
     2004         $     156
     2005         $     153
     2006         $     149
     2007         $     117
     2008         $      28

For further detail regarding the amortizable assets acquired during 2003,see
Note 13,Acquisitions.

7.       OTHER ACCURED LIABILITIES:

Other accrued liabilities at December 31,2003 and 2002 consisted of the following:

(In thousands)
 DECEMBER 31,                                                         2003       2002
---------------------------------------------------------------------------------------
Accrued compensation and related payroll withholdings and taxes   $     7,966   $ 4,997
Amounts payable - book overdraft                                          114       101
Other                                                                   6,654     5,780
---------------------------------------------------------------------------------------
                                                                  $    14,734   $10,878
                                                                       ======   =======

8.       DEBT:

In June 2002, the Company entered into an Amended and Restated Credit Agreement (the Facility ) that replaced the previous credit facility that would have expired in October 2003.The Facility is composed of a revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company s European operations. The revolving credit loan bears interest at a rate equal to either
(a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund s Rate plus 0.5% or the Bank's Prime Rate.The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility,revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants,including the maintenance of certain fixed coverage and leverage ratios.

At March 31,2003,the Company fell below the minimum permitted Fixed Charge coverage ratio. The Company and the banks amended the minimum permitted Fixed Charge coverage ratio for the first quarter of 2003 and future periods. In addition,changes as part of the amendment include,but are not limited to,the following:

         - The amount available under the revolving credit loan is reduced from $23 million to the lesser of $10 million or 50% of the Company's Eligible Receivables, as defined.

         - Until the Company's Fixed Charge Coverage Ratio returns to levels specified in the original agreement,the applicable percentage applied to the interest rate on the Company's borrowing under the Facility is increased by 0.75%.

         - The term loan is collateralized by a pledge of the Company's domestic cash and cash equivalents and any amounts outstanding under the revolving credit loan are collateralized by the Company's Eligible Receivables,as defined,and any remaining domestic cash and cash equivalents above the amounts pledged as security under the term loan.

         - The Company must maintain a ratio of cash,cash equivalents and available for sale securities held in the United States to principal amounts outstanding under the Company's term loan of at least 1.1 to 1.0.

In the third quarter of 2003 the Company reached an agreement in principle with the banks to amend the Fixed Charge Coverage ratio from a rolling four quarters calculation to a calculation based on the results of each individual quarter.The amendment was fully executed in the fourth quarter. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of December 31,2003.

The $5.0 million Multicurrency Facility is composed of a euro overdraft facility up to the equivalent of $3.0 million and a pound sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank s Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined).

At December 31,2003,no amounts were outstanding under the Company's revolving credit loan,$9.8 million was outstanding under the term loan,and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1,2002,the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. Under the swap agreement,the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan,ending on March 31,2007. Changes in fair market value of the swap are recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. At December 31, 2003,approximately $351,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair market value of the swap compared to approximately $566,000 at December 31,2002.

With the acquisition of CPR,the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance is convertible at the holders option into 314,243 shares of the Company's Common Stock at any time through January 29,2005 (the Maturity Date). If the note has not been converted at the Maturity Date,the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended,the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a three-year United States Treasury Note.

In June of 2003,the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements,the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30,2003 and January 10,2005. The four payments are to be initiated either by the Company through the exercise of a call option or by the CPR shareholders through the exercise of a put option. If the four put or call options are exercised,the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Consolidated Statements of Operations. At June 30,2003,the CPR shareholders exercised their put option and the Company paid approximately $1.4 million to settle $2.0 million of the $6.0 million convertible note. A gain of $558,000 has been recorded in the second quarter of 2003 in the Company's Consolidated Statements of Operations. In the first quarter of 2004,the CPR shareholders again exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the remaining note amount. A gain of approximately $250,000 will be recorded in the first quarter of 2004 in the Company's Consolidated Statements of Operations.

9.       EMPLOYEE SEVERANCE AND OFFICE CONSOLIDATION COSTS:

In August,2003,the Company initiated a workforce realignment plan which immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003,the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. Approximately $882,000 was paid during the third and fourth quarter of 2003 and approximately $15,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Consolidated Balance Sheet. The remaining $15,000 is expected to be paid out in the first quarter of 2004. Costs relating to this program are reflected in the line item entitled Employee Severance and Office Consolidation Costs in the Company's Consolidated Statements of Operations.

In order to bring its cost structure more in line with the then current revenue projections, in the first quarter of 2003,the Company recorded a pre-tax charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 17 employees. In the second quarter of 2003,the Company recorded an adjustment to reduce this charge by $106,000 as a result of lower than expected severance costs related to the workforce reduction. No amounts remain accrued at December 31, 2003. Costs relating to this program are reflected in the line item entitled Employee Severance and Office Consolidation Costs in the Company's Consolidated Statements of Operations.

On August 29, 2002, the Company committed to a plan that consolidated its three New Jersey offices into one central office, located in Cranford, New Jersey. At that time, the Company maintained separate offices in Princeton, Cranford and Ft. Lee, New Jersey. The leases in the Ft. Lee and Princeton offices expired during the fourth quarter of 2002 and the first quarter of 2003,respectively. The Company vacated these offices in the fourth quarter in advance of the expiration of each of the respective office leases. As part of this plan, the Company eliminated approximately 22 full-time positions.

In connection with the office consolidation,the Company recorded a pre-tax charge of $321,000 in the third quarter of 2002,consisting primarily of facility lease costs and severance and outplacement costs. In the first quarter of 2003,the Company incurred an additional $52,000 in costs relating to the office consolidation. As of December 31,2003,$10,000 remains accrued and is reflected in Other Accrued Liabilities in the Company's Consolidated Balance Sheet.
The remaining $10,000 is expected to be paid out in the first quarter of 2004.

                                  EMPLOYEE
(In thousands)                    SEVERANCE  FACILITIES   OTHER    TOTAL
-------------------------------------------------------------------------
Liability at December 31,2001     $      --  $       --   $  --  $     --
Amounts accrued                         172          97      52       321
Amounts paid                            (99)        (53)    (12)     (164)
-------------------------------------------------------------------------
Liability at December 31,2002     $      73  $       44   $  40  $    157
Amounts accrued                       1,639          --      --     1,639
Amounts paid                         (1,568)        (25)     --    (1,593)
Non-cash charge                          --          (4)     --        (4)
Adjustment to Liability                (129)        (15)    (30)     (174)
-------------------------------------------------------------------------
LIABILITY AT DECEMBER 31, 2003    $      15  $       --   $  10  $     25

10.      EMPLOYEE BENEFIT PLANS:

401(K) PLAN

The Company maintains a 401(k) retirement plan covering substantially all U.S.associates who have completed at least six months of service and meet minimum age requirements. In the first half of 2001, the Company made a matching contribution of 25% of each participant's contribution of up to 6% of salary. For the second half of 2001 and subsequent periods,the matching contribution was increased to 50% of each participant's contribution of up to 6% of salary.The Company's matching contributions to this plan totaled approximately $1,144,000, $989,000,and $570,000 for the years ended December 31,2003,2002,and 2001, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan (the Purchase Plan) which is intended to provide eligible employees an opportunity to acquire the Company's Common Stock. Participating employees have the option to purchase shares at 85% of the lower of the fair market value of the Common Stock on the first or last day of the Purchase Period. The Purchase Period is defined as the twelve month period beginning on July 1 of each year. The Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986,as amended. The Board of Directors has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. During 2003,2002,and 2001,respectively,63,812,38,098,and 60,579 shares were purchased under the Purchase Plan. At December 31, 2003, 243,024 shares were available for issuance under the Purchase Plan.

STOCK OPTION AND STOCK INCENTIVE PLAN

In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (the 1997 Plan) that provides for the grant of up to 1,000,000 options to acquire the Company s Common Stock,consisting of both incentive and non-qualified stock options. In April 2000,shareholders approved an amendment to the 1997 Plan increasing the number of stock options that can be granted to 3,000,000.Participation in the 1997 Plan is at the discretion of the Board of Director's Management Development and Compensation Committee. Prior to August 2002,the 1997 Plan was administered by the Board of Director s Compensation Subcommittee.The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock,as determined under the 1997 Plan provisions,at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company's Common Stock).The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted.The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee.The options generally expire either 90 days after termination of employment or,if earlier,ten years after date of grant.No options under this 1997 plan can be granted after August 2007.The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan,of which 1,058,376 are available for grant at December 31, 2003.

The 1997 Plan replaced a similar plan under which 213,683 options were outstanding at December 31, 2003.

Aggregate stock option activity during 2003,2002,and 2001 was as follows:

                                                 WEIGHTED AVERAGE
                                    SHARES        EXERCISE PRICE
-----------------------------------------------------------------
OPTIONS OUTSTANDING AT 12/31/00    1,576,032     $           9.56
Granted                              774,680                18.29
Canceled                            (310,390)               12.83
Exercised                           (112,330)                5.56
-----------------------------------------------------------------
OPTIONS OUTSTANDING AT 12/31/01    1,927,992                12.62
Granted                              804,700                 9.60
Canceled                            (247,916)               15.41
Exercised                           (105,909)                3.60
-----------------------------------------------------------------
OPTIONS OUTSTANDING AT 12/31/02    2,378,867                11.84
Granted                              329,300                 5.72
Canceled                            (498,353)               12.26
Exercised                           (137,511)                1.40
-----------------------------------------------------------------
OPTIONS OUTSTANDING AT 12/31/03    2,072,303                11.24

OPTIONS OUTSTANDING

                                             WEIGHTED
                                              AVERAGE               WEIGHTED
   RANGE OF         OUTSTANDING AT      REMAINING CONTRACTUAL       AVERAGE
 EXERCISE PRICE    DECEMBER 31, 2003            LIFE             EXERCISE PRICE
--------------------------------------------------------------------------------
$ 0.91 - $ 3.10         231,683                  2.8             $         1.54
$ 3.11 - $ 6.20         197,300                  9.5                       5.00
$ 6.21 - $ 9.30         633,760                  7.8                       8.18
$ 9.31 - $12.40         251,620                  7.2                       9.99
$12.41 - $15.50         176,120                  4.7                      13.66
$15.51 - $21.70         479,000                  7.5                      19.57
$21.70 - $31.00         102,820                  3.6                      24.09

OPTIONS EXERCISABLE

                                            WEIGHTED
   RANGE OF       OPTIONS EXERCISABLE       AVERAGE
 EXERCISE PRICE    DECEMBER 31, 2003    EXERCISED PRICE
-------------------------------------------------------
$ 0.91 - $ 3.10         212,257         $          1.59
$ 3.11 - $ 6.20          35,000                    5.99
$ 6.21 - $ 9.30         188,880                    8.41
$ 9.31 - $12.40         133,960                   10.18
$12.41 - $15.50         138,272                   13.95
$15.51 - $21.70         192,280                   19.51
$21.70 - $31.00         100,820                   24.11
-------------------------------------------------------
                      1,001,469                   11.59

At December 31, 2002, 850,593 options were exercisable with a weighted-average exercise price of $10.60. At December 31,2001,654,587 options were exercisable with a weighted-average exercise price of $8.98.

Effective October 1,2002 the Company granted awards of restricted shares to certain executives pursuant to the 1997 Plan. Such shares vest ratably over a three year period,with shares restricted from transfer until vesting.If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration.As of December 31,2003,24,500 restricted shares were originally issued,7,000 of which had vested. There were no additional restricted shares granted in 2003.

11.      COMMITMENTS AND CONTINGENCIES:

LEASES:

The Company leases facilities, office equipment and computers under agreements which are classified as either capital or operating leases.The leases have initial terms which range from two to seven years, with eight facility leases that have provisions to extend the leases for an additional three to five years. Future minimum payments, by year and in the aggregate, net of sublease income, under non-cancelable capital and operating leases with initial or remaining terms of one year or more, are as follows at December 31, 2003:

                                                          CAPITAL     OPERATING
(In thousands)                                             LEASES      LEASES
-------------------------------------------------------------------------------
2004                                                     $      879   $   6,721
2005                                                            669       6,402
2006                                                            238       5,772
2007                                                             39       5,449
2008                                                              9       4,910
Thereafter                                                       --       4,880
-------------------------------------------------------------------------------
Total minimum lease payments                                  1,834   $  34,134
Amounts representing interest                                   (81)
-------------------------------------------------------------------------------
Present value of net minimum lease payments                   1,753
Current portion                                                 827
-------------------------------------------------------------------------------
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT PORTION   $      926
                                                                ===

The Company expects rental income from subleases of approximately $0.4 million per year from 2004 through 2005 and $0.1 million in 2006 based on a sublease agreement executed in June 2000.

Rental expense under operating leases for 2003, 2002, and 2001 was $5.7 million,$6.4 million, and $6.1, million, respectively.

PROTECTIVE COMPENSATION AND BENEFIT AGREEMENTS

The Company has entered into Protective Compensation and Benefit Agreements with certain associates, including all Executive Officers of the Company. These Agreements, subject to annual review by the Company s Board of Directors, expire on December 31, 2003, and will be automatically extended in one year increments unless canceled by the Company. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. At December 31, 2003, the maximum amount which could be required to be paid under these Agreements, if such events occur, is approximately $5.4 million.

LEGAL PROCEEDINGS

In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company s financial condition, results of operations or cash flows for an interim or annual period.

12.      INCOME TAXES:

The provision for income taxes for the years ended December 31, 2003, 2002, and 2001, is as follows:

(In thousands)                          2003       2002        2001
-------------------------------------------------------------------
Current:
Federal                              $  (2,330)  $  2,134   $ 1,604
State and local                            241        300       233
Foreign                                  2,916      1,752       540
-------------------------------------------------------------------
  Subtotal                                 827      4,186     2,377
Deferred:
Federal                                  1,610     (8,233)      944
State and local                           (418)    (2,243)     (288)
Foreign                                    166       (394)     (274)
-------------------------------------------------------------------
  Subtotal                               1,358    (10,870)      382
Benefit applied to reduce goodwill         389        389       388
-------------------------------------------------------------------
TOTAL PROVISION                      $   2,574   $ (6,295)  $ 3,147
                                     =========   =========  =======

The sources of income (loss) before income taxes are presented as follows:

(In thousands)                       2003        2002       2001
------------------------------------------------------------------
United States                     $  (1,726)  $  (30,677)  $ 9,225
Foreign                               2,610      (30,418)   (1,872)
------------------------------------------------------------------
Income(loss)before income taxes   $     884   $  (61,095)  $ 7,353

The Company's consolidated effective income tax rate differed from the U.S.federal statutory income tax rate of 35% as set forth below:

                                                                      2003     2002     2001
--------------------------------------------------------------------------------------------
Income tax expense at the U.S.federal statutory rate                   35.0%   35.0%    35.0%
Effects of foreign taxes,net of foreign tax credits and deductions    235.1   (19.7)     7.6
State and local income taxes,net of federal benefit                    (8.6)    2.0     (1.3)
Non-deductible write-down of joint venture                             16.0     ---      ---
Non-deductible goodwill amortization                                   ---     (5.9)     1.8
Other                                                                  13.7    (1.1)    (0.3)
--------------------------------------------------------------------------------------------
TOTAL                                                                 291.2%   10.3%    42.8%

A provision has not been made for U.S.or additional foreign taxes on the undistributed portion of earnings of foreign subsidiaries as those earnings have been permanently reinvested.The undistributed earnings of foreign subsidiaries approximate $7.8 million.

Components of the Company's net deferred tax asset and liability included in the Consolidated Balance Sheet at December 31,2003 and 2002 are as follows:

(In thousands)                                         2003         2002
----------------------------------------------------------------------------
Deferred tax assets:
Compensation and employee benefits                   $    469   $         38
Accrued expenses and other future deductible items        560            752
Foreign operating loss carryforward                     4,642          2,910
State and local operating loss carryforward             2,086          1,310
Tax benefit of unrealized losses                          ---              4
Contributions carryforward                                 29            ---
Capital loss carryforward                                 985            985
Foreign tax credit carryforward                           613            540
Intangible assests                                      7,809         10,702
Accounting method differences                             189            ---
Other                                                     ---            555
----------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                              17,382         17,796
Deferred tax liabilities:
Software costs                                          2,757          3,402
Depreciation                                            1,543            878
Unrealized foreign exchange gains                         281            281
Change of tax accounting method                           160            320
Deferred state income taxes                               391            568
Tax cost of unrealized gains                                1            ---
----------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITY                            5,133          5,449
----------------------------------------------------------------------------
VALUATION ALLOWANCE                                     5,865          4,435
----------------------------------------------------------------------------
TOTAL NET DEFERRED TAX (ASSET)/LIABILITY             $ (6,384)  $     (7,912)

The deferred tax asset for state and local operating loss carryforward of $2.1 million relates to amounts that expire at various times from 2006 to 2024.

The Company has foreign operating loss carryforwards of $13.2 million that can be carried forward indefinitely with a tax benefit of $4.3 million for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions.

The Company has capital loss carryforwards of $2.3 million with a tax benefit of $985,000 for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. Of this tax benefit,$140,000 will expire in 2005,$14,000 will expire in 2006,$4,000 will expire in 2007 and $827,000 will expire in 2008. The ultimate realization of this tax benefit is dependent upon the generation of sufficient capital gains within the carryforward periods.

The Company has foreign tax credit carryforwards with a tax benefit of $613,000 for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. Of this benefit,$223,000 will expire in 2007,$334,000 will expire in 2008 and $56,000 can be carried forward indefinitely.

Income tax benefits related to stock option exercises and the employee stock purchase plan were $84,000,$275,000 and $395,000 for 2003,2002 and 2001, respectively,and have been shown as increases to additional paid-in capital.

The income tax costs (benefits) related to unrealized gains and losses in other comprehensive income components of shareholders equity were $5,000 in 2003, ($27,000) in 2002 and $101,000 in 2001.

13.      ACQUISITIONS:

Details of the Company's acquisitions from 2001 through 2003 are listed below. The acquisitions have been accounted for using the purchase method of accounting.The escrow accounts referred to have been established at acquisition date to provide indemnification of sellers representations and warranties.

Valuation of the Common Stock issued in the acquisitions was based on an appraisal obtained by the Company on previous similarly structured acquisitions,which provided for a discount of the shares due to lock-up restrictions and the lack of registration of the shares.

2003:

In October 2003,the Company acquired substantially all the assets and assumed certain liabilities of ECA,a CRO located in Mexico City,Mexico. The acquisition enables the Company to expand its capability to conduct clinical trials in Latin America.

The aggregate purchase price was approximately $3.6 million in cash (including acquisition costs).

The following summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)           AT OCTOBER 1, 2003
-------------------------------------------
Current assets           $              727
Fixed assets                            275
Other assets                             12
Goodwill                              1,932
Intangible assets                       860
-------------------------------------------
Total assets acquired                 3,806
-------------------------------------------
Current liabilities                     222
-------------------------------------------
Net assets acquired      $            3,584

Of the $860,000 of intangible assets, $400,000 was assigned to customer relationships and $460,000 was assigned to non-compete agreements. The intangible assets are amortizable over a period of 20 years for the customer relationships and four years for the non-compete agreements. The fair value of the intangible assets was determined by management based on a third party valuation. The goodwill acquired is deductible for income tax purposes.

2002:

In January 2002,the Company acquired substantially all of the assets of CPR located in Morgantown,West Virginia.CPR specializes in Phase I studies for the generic drug industry,enabling the Company to expand into the generic drug market.

The aggregate purchase price was approximately $18.2 million,including approximately $8.1 million in cash (including acquisition costs),314,243 shares of Common Stock valued at $4.1 million and a $6.0 million subordinated note. The note is convertible at the holders option into 314,243 shares of the Company s Common Stock at any time before January 29,2005,the Maturity Date.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The intangible asset represents one customer contract,the fair value which was determined by management based on a third party valuation.

(In thousands)           AT JANUARY 29, 2002
--------------------------------------------
Current assets           $             1,241
Fixed assets                             213
Goodwill                               2,927
Intangible assets                     15,000
--------------------------------------------
Total assets acquired                 19,381
--------------------------------------------
Liabilities assumed                    1,131
--------------------------------------------
Net assets acquired      $            18,250

2001:

In February 2001,the Company acquired AAC Consulting Group,Inc.,a full service regulatory consulting firm with offices in Rockville,Maryland. The aggregate purchase price was approximately $14.8 million,including approximately $10.9 million in cash and 374,665 shares of the Company's Common Stock valued at $3.9 million. Of the total shares,124,888 shares were placed in an escrow account and have subsequently been released.

The following unaudited pro forma results of operations assume the 2003 and 2002 acquisitions occurred at the beginning of 2002:

(In thousands,except per share)          2003       2002
-----------------------------------------------------------
Net revenues                           $161,563   $ 168,672
Net income (loss)                          (880)    (54,459)
Net income (loss) per diluted share    $  (0.07)  $   (4.27)
Weighted average shares                  12,973      12,758

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at January 1,2002,nor are they necessarily indicative of future operating results.

14.      INVESTMENTS:

The Company has a 50% owned joint venture investment in Beijing KendleWits Medical Consulting Co.,Ltd.(KendleWits),a company located in the People s Republic of China. This investment is accounted for under the equity method. To date,the Company has contributed approximately $750,000 for the capitalization of KendleWits. In the second quarter of 2003,the Company determined that its investment in KendleWits was permanently impaired and as a result recorded a $405,000 non-cash charge to reduce the carrying value of this investment to zero. Future capitalization needs will be dependent upon the on- going capitalization needs of KendleWits and the Company s willingness to provide additional capital. The Company is not obligated to make any additional investment in KendleWits and currently has no plans to do so.The loss recorded from the equity investment in KendleWits for the years ended December 31, 2002 and 2001, was approximately $126,000 and $199,000,respectively.

In January 1999,the Company acquired a minority interest in Digineer,Inc.( Digineer ,formerly Component Software International,Inc.),an internet healthcare consulting and software development company,for approximately $1.6 million in cash and 19,995 shares of the Company s Common Stock valued at approximately $0.3 million. The Company has accounted for this investment under the cost method.

During the second quarter of 2002,Digineer adopted a plan to cease operations. As a result of this action,the Company determined that its investment in Digineer was permanently impaired.In the second quarter of 2002,the Company recorded a $1.9 million non-cash charge to reflect the write-off of this investment. The write-off is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company has recorded a valuation allowance against the deferred tax asset relating to the Digineer write-off and no income tax benefit has been recorded.

15.      RELATED PARTY TRANSACTIONS:

The Company made payments in 2003,2002,and 2001 totaling approximately $21,000,$400,000,and $100,000,respectively,to a construction company owned by a relative of the Company s primary shareholder,for construction and renovations at various Company locations.

The former majority shareholder of CPR is no longer employed by CPR and never was employed by the Company,but he has provided consulting services to the Company. In the past, he provided consulting services to the customer that accounted for the majority of CPR's business. Payments to this individual for consulting services in 2003 totaled approximately $65,000 compared to $55,000 in 2002.

16.      SEGMENT INFORMATION:

Effective January 1,2002,the Company integrated the medical communications group into its Phase IV product and services offering. As a result,the Company is now managed under a single operating segment referred to as contract research services,which encompasses Phase I through IV services.

Financial information by geographic area is as follows:

(In thousands)            2003        2002         2001
---------------------------------------------------------
Net service revenues
North America          $  102,596   $ 120,713   $ 107,200
Foreign                    53,625      44,460      47,102
---------------------------------------------------------
                       $  156,221   $ 165,173   $ 154,302

Identifiable assets
North America          $  127,912   $ 133,424   $ 137,642
Foreign                    26,503      21,973      66,409
---------------------------------------------------------
                       $  154,415   $ 155,397   $ 204,051

Net revenues from sponsors that accounted for more than 10% of the Company s consolidated net revenues for 2003,2002 and 2001 are as follows:

             2003   2002   2001
-------------------------------
Sponsor A     27%    21%    12%
Sponsor B     --      8%    11%

Sponsor A accounted for approximately 11% and 10% of the Company s consolidated accounts receivable at December 31,2003 and December 31,2002, respectively.

17.      QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands,except per share data)

QUARTER                                FIRST      SECOND      THIRD      FOURTH
---------------------------------------------------------------------------------
2003
Net service revenues                  $ 37,180   $ 38,497   $  40,424   $  40,120
Income (loss) from operations           (1,518)       549       1,046       2,084
Net income (loss)                       (2,124)      (423)        344         513
Net income (loss) per diluted share      (0.16)     (0.03)       0.03        0.04
Net income (loss) per basic share        (0.16)     (0.03)       0.03        0.04

2002
Net service revenues                  $ 43,921   $ 43,694   $  40,966   $  36,592
Income (loss) from operations            3,632      2,679       3,283     (68,005)
Net income (loss)                        2,117       (367)      1,903     (58,453)
Net income (loss) per diluted share       0.16      (0.03)       0.14       (4.56)
Net income (loss) per basic share         0.17      (0.03)       0.15       (4.56)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KENDLE INTERNATIONAL INC.

DATE SIGNED: March 15, 2004        /s/ Candace Kendle
                                   -----------------------------------
                                   Candace Kendle
                                   Chairman, CEO and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Capacity                       Date
-----------------------------     -------------------------------      --------------
/s/ Candace Kendle                Chairman of the Board of             March 15, 2004
-----------------------------     Directors, Chief Executive
Candace Kendle                    Officer and Principal Executive
                                  Officer

/s/ Christopher C. Bergen         President, Chief Operating           March 15, 2004
-----------------------------     Officer and Director
Christopher C. Bergen

/s/ Karl Brenkert III             Senior Vice President,               March 15, 2004
----------------------------      Chief Financial Officer,
Karl Brenkert III                 Treasurer and Principal
                                  Financial and Accounting
                                  Officer

/s/ Phillip E. Beekman*           Director                             March 15, 2004
-----------------------------
Philip E. Beekman

/s/ G. Steven Geis, Ph.D., M.D.*  Director                             March 15, 2004
--------------------------------
G. Steven Geis, Ph.D., M.D.

/s/ Donald C. Harrison, M.D.*     Director                             March 15, 2004
-----------------------------
Donald C. Harrison, M.D.

/s/ Timothy E. Johnson, Ph.D*     Director                             March 15, 2004
-----------------------------
Timothy E. Johnson, Ph.D.

/s/ Frederick A. Russ, Ph.D*      Director                             March 15, 2004
-----------------------------
Frederick A. Russ, Ph.D.

/s/ Robert C. Simpson*            Director                             March 15, 2004
-----------------------------
Robert C. Simpson

/s// Robert R. Buck*              Director                             March 15, 2004
--------------------
Robert R. Buck

*/s/ Karl Brenkert III            as Attorney In-Fact                  March 15,2004
-----------------------------
Karl Brenkert III

                                  EXHIBIT INDEX

Exhibit
 Number                         Description of Exhibit                             Filing Status
-------  ---------------------------------------------------------------------     -------------
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

2.11     Multi-Year Strategic Services Agreement dated January 20,1999 by and
         between the Company and Component Software International, Inc.                 *

2.12     Asset Purchase Agreement dated June 27, 1999 by and among the Company
         and the Shareholders of Health Care Communications, Inc.                       *

2.13     Stock Purchase Agreement dated June 4, 1999 by and among the Company
         and the Shareholders of ESCLI S.A.                                             *

2.14     Asset Purchase Agreement dated July 13, 1999 by and among the Company
         and the Shareholders of HCC Health Care Communications (1991), Ltd.            *

2.15     Share Purchase Agreement dated August 31, 1999 by and among the Company
         and he Shareholder of Specialist Monitoring Services Limited                   *

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

2.20     Form of Note Prepayment Agreement                                              *

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

10.8     Indemnity Agreement dated June 21, 1996 by and between the Company and
         Candace Kendle Bryan                                                           *

10.9     Indemnity Agreement dated June 21, 1996 by and between the Company and
         Christopher C. Bergen                                                          *

10.10    Indemnity Agreement dated June 21, 1996 by and between the Company and
         Timothy M. Mooney                                                              *

10.11    Indemnity Agreement dated May 14, 1997 by and between the Company and
         Charles A. Sanders                                                             *

10.12    Indemnity Agreement dated May 14, 1997 by and between the Company and
         Philip E. Beekman                                                              *

10.13    Indemnity Agreement dated December 10, 1998 by and between the Company
         and Robert Buck                                                                *

10.15    Form of Indemnity Agreement by and between the Company and each member of the Company's Board of Directors, except for those Indemnity
         Agreements noted above and filed previously.                                   S

10.14    Indemnity Agreement dated December 10, 1998 by and between the Company
         and Mary Beth Price                                                            *

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

10.24    Third Amendment to Amended and Restated Credit Agreement                       *

10.25    Fourth Amendment to Amended and Restated Credit Agreement                      S

10.20                      MANAGEMENT CONTRACTS AND COMPENSATION PLANS

         (a)      1995 Stock Option and Stock Incentive Plan                            *

         (b)      1995 Stock Option and Stock Incentive Plan -- Individual Stock
                  Option Agreement for Incentive Stock Option (contained in
                  Exhibit 10.20(a))                                                     *

         (c)      1997 Stock Option and Stock Incentive Plan                            *

         (d)      Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan         *

         (d)      Form of Protective Compensation and Benefit Agreement                 *

         (e)      1998 Employee Stock Purchase Plan                                     *

         (f)      1997 Directors' Compensation Plan                                     *

         (g)      Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan         *

         (h)      Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan         *

         (i)      Amendment No. 1 to 1997 Directors Compensation Plan                   *

         (j)      Amendment No. 2 to 1997 Directors Compensation Plan                   *

         (k)      Amendment No. 1 to 1998 Employee Stock Purchase Plan                  *

         (l)      Amendment No. 2 to 1998 Employee Stock Purchase Plan                  *

         (m)      Amendment No. 3 to 1998 Employee Stock Purchase Plan                  *

         (n)      2003 Directors Compensation Plan                                      *

14       Code of Ethics                                                                 S

23.1     Consent of PricewaterhouseCoopers LLP                                          S

23.2     Consent of Deloitte & Touche LLP                                               S

24       Powers of Attorney                                                             S

31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)        S

31.2     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)        S

32.1     Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer         S

32.2     Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer        S

Filing
Status              Description of Exhibit
------   ---------------------------------------
*        Incorporated by reference - See Item 15

S        Filed herewith