Form 10-K/A
period 2003-12-31
KENDLE INTERNATIONAL INC
filed 2004-03-18
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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



                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2004 Annual Meeting of Shareholders to be held May 6, 2004 are incorporated by reference into Part III of the Registrant's Annual Report on Form 10-K as originally filed on March 15, 2004.

See Exhibit Index on page 2.

                                EXPLANATORY NOTE

Form 10-K/A (this "Amendment") has been filed with the Securities and Exchange Commission (the "Commission") by the Company to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, originally filed with the Commission on March 15, 2004 (the "Original Filing"). The purpose of this Amendment is to correct the Form and date referenced in Exhibit 32.2 - Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, of the Original Filing.



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

10.24      Third Amendment to Amended and Restated Credit Agreement                                     Q

10.25      Fourth Amendment to Amended and Restated Credit Agreement                                    S

10.20                    MANAGEMENT CONTRACTS AND COMPENSATION PLANS

           (a) 1995 Stock Option and Stock Incentive Plan                                               A

           (b) 1995 Stock Option and Stock Incentive Plan --Individual Stock
               Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))              A

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

24         Powers of Attorney                                                                           S

31.1       Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)                      S

31.2       Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)                      S

32.1      Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant
          to Section 906 of the Sarbanes- Oxley Act of 2002- Chief Executive Officer                    S

32.2      Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant
          to Section 906 of the Sarbanes- Oxley Act of 2002 - Chief Financial Officer                   T


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

O Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002

P Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002

Q Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003

R Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003

S          Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 15, 2004.

T          Filed herewith.


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

                            KENDLE INTERNATIONAL INC.


DATE SIGNED: March 18, 2004        /s/ Candace Kendle
                                   ---------------------------------------------
                                   Candace Kendle
                                   Chairman, CEO and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                          Date
---------                                        --------                          ----
/s/ Candace Kendle                     Chairman of the Board of                March 18, 2004
--------------------------------       Directors, Chief Executive
Candace Kendle                         Officer and Principal Executive
                                       Officer


/s/ Christopher C. Bergen              President, Chief Operating              March 18, 2004
--------------------------------       Officer and Director
Christopher C. Bergen

/s/ Karl Brenkert III                  Senior Vice President,                  March 18, 2004
--------------------------------       Chief Financial Officer,
Karl Brenkert III                      Treasurer and Principal Financial
                                       and Accounting Officer

/s/ G. Steven Geis, Ph.D., M.D.*       Director                                March 18, 2004
--------------------------------
G. Steven Geis, Ph.D., M.D.

/s/ Donald C. Harrison, M.D.*          Director                                March 18, 2004
--------------------------------
Donald C. Harrison, M.D.

/s/ Timothy E. Johnson, Ph.D*          Director                                March 18, 2004
--------------------------------
Timothy E. Johnson, Ph.D.

/s/ Frederick A. Russ, Ph.D*           Director                                March 18, 2004
--------------------------------
Frederick A. Russ, Ph.D.

/s/ Robert C. Simpson*                 Director                                March 18, 2004
--------------------------------
Robert C. Simpson


/s/ Robert R. Buck*                   Director                                March 18, 2004
--------------------------------
Robert R. Buck


*/s/ Karl Brenkert III                 as Attorney In-Fact                     March 18, 2004
--------------------------------
Karl Brenkert III

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

10.24      Third Amendment to Amended and Restated Credit Agreement                                     *

10.25      Fourth Amendment to Amended and Restated Credit Agreement                                    *


10.20                      MANAGEMENT CONTRACTS AND COMPENSATION PLANS

           (a) 1995 Stock Option and Stock Incentive Plan                                               *

           (b) 1995 Stock Option and Stock Incentive Plan --Individual Stock
               Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))              *

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

           (j) Amendment No. 2 to 1997 Directors Compensation Plan                                      *

           (k) Amendment No. 1 to 1998 Employee Stock Purchase Plan                                     *

           (l) Amendment No. 2 to 1998 Employee Stock Purchase Plan                                     *

           (m) Amendment No. 3 to 1998 Employee Stock Purchase Plan                                     *

           (n) 2003 Directors Compensation Plan                                                         *

14         Code of Ethics                                                                               *

23.1       Consent of PricewaterhouseCoopers LLP                                                        *

23.2       Consent of Deloitte & Touche LLP                                                             *

24         Powers of Attorney                                                                           *

31.1       Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)                      *

31.2       Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)                      *

32.1       Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer                    *




Exhibit
 Number    Description of Exhibit                                                                  Filing Status
 ------    ----------------------                                                                  -------------
32.2       Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer                   T


Filing
Status                       Description of Exhibit
------                      -----------------------
*          Incorporated by reference - See Item 15

T          Filed herewith