Form 10-Q
period 2004-03-31
KENDLE INTERNATIONAL INC
filed 2004-05-10
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________ TO _______

                        Commission file number 000-23019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,121,779 shares of Common Stock, no par value, as of April 30, 2004.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I.    Financial Information

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets  - March 31, 2004
                   and December 31, 2003                                             3

              Condensed Consolidated Statements of Operations - Three
                   Months Ended March 31, 2004 and 2003                              4

              Condensed Consolidated Statements of Comprehensive Income (Loss)-
                   Three Months Ended March 31, 2004 and 2003                        5

              Condensed Consolidated Statements of Cash Flows - Three
                   Months Ended March 31, 2004 and 2003                              6

              Notes to Condensed Consolidated Financial Statements                   7

     Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        14

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk             23

     Item 4.  Controls and Procedures                                               23

Part II.   Other Information                                                        24

     Item 1.  Legal Proceedings                                                     24

     Item 2.  Changes in Securities and Use of Proceeds                             24

     Item 3.  Defaults upon Senior Securities                                       24

     Item 4.  Submission of Matters to a Vote of Security Holders                   24

     Item 5.  Other Information                                                     24

     Item 6.  Exhibits and Reports on Form 8-K                                      24

Signatures                                                                          25

Exhibit Index                                                                       26

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,     December 31,
                                                                                     2004            2003
                        (in thousands, except share data)                         -----------    ------------
-------------------------------------------------------------------------------   (unaudited)      (note 1)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $    12,770    $     21,750
     Restricted cash                                                                    1,715           1,777
     Available for sale securities                                                      8,664           8,881
     Accounts receivable                                                               48,613          41,573
     Other current assets                                                              10,824           9,947
                                                                                  -----------    ------------
         Total current assets                                                          82,586          83,928
                                                                                  -----------    ------------
Property and equipment, net                                                            16,766          17,607
Goodwill                                                                               25,102          25,404
Other finite-lived intangible assets                                                      781             821
Other indefinite-lived intangible assets                                               15,000          15,000
Other assets                                                                           11,194          11,655
                                                                                  -----------    ------------
         Total assets                                                             $   151,429    $    154,415
                                                                                  ===========    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                          $       810    $        827
     Current portion of amounts outstanding under credit facilities                     3,000           3,000
     Convertible note                                                                   3,000               -
     Trade payables                                                                     6,800           5,601
     Advance billings                                                                  18,482          21,243
     Other accrued liabilities                                                         14,857          14,734
                                                                                  -----------    ------------
         Total current liabilities                                                     46,949          45,405
                                                                                  -----------    ------------
Obligations under capital leases, less current portion                                    812             926
Convertible note                                                                            -           4,000
Long-term debt                                                                          6,000           6,750
Other noncurrent liabilities                                                              942             965
                                                                                  -----------    ------------
         Total liabilities                                                             54,703          58,046
                                                                                  -----------    ------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 13,109,701 and
         13,079,912 shares issued and 13,089,804 and 13,060,015
         outstanding at March 31, 2004 and December 31, 2003, respectively                 75              75
     Additional paid in capital                                                       135,287         135,034
     Accumulated deficit                                                              (38,495)        (39,168)
     Accumulated other comprehensive loss:
         Net unrealized holding gain on available for sale securities                       7               1
         Unrealized loss on interest rate swap                                           (355)           (350)
         Foreign currency translation adjustment                                          600           1,170
                                                                                  -----------    ------------
               Total accumulated other comprehensive income                               252             821
     Less: Cost of common stock held in treasury, 19,897 shares at
        March 31, 2004 and December 31, 2003, respectively                               (393)           (393)
                                                                                  -----------    ------------
         Total shareholders' equity                                                    96,726          96,369
                                                                                  -----------    ------------
               Total liabilities and shareholders' equity                         $   151,429    $    154,415
                                                                                  ===========    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Three Months Ended
                                                         March 31,
                                                --------------------------
     (in thousands, except per share data)         2004           2003
---------------------------------------------   -----------    -----------
Net service revenues                            $    40,786    $    37,180
Reimbursable out-of-pocket revenues                  11,000         11,545
                                                -----------    -----------
Total revenues                                       51,786         48,725
                                                -----------    -----------
Costs and expenses:
     Direct costs                                    23,261         22,689
     Reimbursable out-of-pocket costs                11,000         11,545
     Selling, general and
         administrative expenses                     14,276         13,142
     Depreciation and amortization                    2,299          2,185
     Severance and office consolidation costs           254            682
                                                -----------    -----------
Total costs and expenses                             51,090         50,243
                                                -----------    -----------
        Income (loss) from operations                   696         (1,518)
Other income (expense):
     Interest income                                     80            103
     Interest expense                                  (214)          (272)
     Other                                              463           (438)
     Gain on debt extinguishment                        254              -
                                                -----------    -----------
Income (loss) before income taxes                     1,279         (2,125)
Income tax expense                                      606             (1)
                                                -----------    -----------
        Net income (loss)                       $       673    $    (2,124)
                                                ===========    ===========
Income (loss) per share data:
Basic:
      Net income (loss) per share               $      0.05    $     (0.16)
                                                ===========    ===========
      Weighted average shares                        13,073         12,877
Diluted:
      Net income (loss) per share               $      0.05    $     (0.16)
                                                ===========    ===========
      Weighted average shares                        13,356         12,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                For the Three Months Ended
                                                        March 31,
                                                --------------------------
                (in thousands)                     2004           2003
---------------------------------------------   -----------    -----------
Net income (loss)                               $       673    $    (2,124)
                                                -----------    -----------
Other comprehensive income (loss):
     Foreign currency translation adjustment           (570)           678
     Net unrealized holding gains on
        available for sale securities arising
        during the period, net of tax                     6              -
     Net unrealized holding gains (losses) on
        interest rate swap agreement                     (5)            15
                                                -----------    -----------
Comprehensive income (loss)                     $       104    $    (1,431)
                                                ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                             (in thousands)                                      2004           2003
------------------------------------------------------------------------      -----------    -----------
Net cash (used in) provided by operating activities                           $    (6,575)   $       944
                                                                              -----------    -----------
Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities            3,609         18,500
     Purchases of available for sale securities                                    (3,386)       (23,488)
     Acquisitions of property and equipment                                          (522)        (1,397)
     Additions to software costs                                                     (535)          (593)
     Other                                                                              7              4
                                                                              -----------    -----------
Net cash used in investing activities                                                (827)        (6,974)
                                                                              -----------    -----------
Cash flows from financing activities:
     Net repayments under credit facilities                                          (750)          (750)
     Net repayments - book overdraft                                                  (45)           (32)
     Repayment of convertible note                                                   (747)             -
     Proceeds from exercise of stock options                                           68            111
     Payments on capital lease obligations                                           (227)          (210)
                                                                              -----------    -----------
Net cash used in financing activities                                              (1,701)          (881)
                                                                              -----------    -----------

Effects of exchange rates on cash and cash equivalents                                123             51

Net decrease in cash and cash equivalents                                          (8,980)        (6,860)
Cash and cash equivalents:
     Beginning of period                                                           21,750         12,671
                                                                              -----------    -----------
     End of period                                                            $    12,770    $     5,811
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

                           KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2003 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Net Income (Loss) Per Share Data

Net income (loss) per basic share is computed using the weighted average common shares outstanding. Net income (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The net income (loss) used in computing net income (loss) per diluted share has been calculated as follows:

                                         Three Months Ended   Three Months Ended
            (in thousands)                 March 31, 2004       March 31, 2003
--------------------------------------   ------------------   ------------------
Net income (loss) per Statements of
Operations                                             $673              $(2,124)
                                         ------------------   ------------------
Net income (loss) for diluted earnings
per share calculation                                  $673              $(2,124)

The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

                                         Three Months Ended   Three Months Ended
            (in thousands)                 March 31, 2004       March 31, 2003
--------------------------------------   ------------------   ------------------
Weighted average common shares
 Outstanding                                         13,073               12,877
Dilutive effect of assumed exercise of
 Certain options                                        283                   --
                                                     ------               ------
Weighted average shares                              13,356               12,877
                                                     ------               ------

Options to purchase approximately 2,000,000 shares of common stock outstanding during the three months ended March 31, 2004, were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options to purchase approximately 2,300,000 shares of common stock outstanding during the three months ended March 31, 2003, were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the first three months of 2004 and 2003 would have been approximately $1.0 million and $1.3 million, respectively. The Company's pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:

                                               Three Months Ended   Three Months Ended
   (in thousands, except per share data)         March 31, 2004       March 31, 2003
--------------------------------------------   ------------------   ------------------
PRO FORMA NET INCOME (LOSS):
As reported                                    $              673   $           (2,124)
Less: pro forma adjustment for stock-
based compensation, net of tax                               (773)              (1,014)
                                               ------------------   ------------------
Pro-forma net loss                             $             (100)  $           (3,138)
PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:

As reported                                    $             0.05   $            (0.16)
Effect of pro forma expense                    $            (0.06)  $            (0.08)
Pro-forma                                      $            (0.01)  $            (0.24)
PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                    $             0.05   $            (0.16)
Effect of pro forma expense                    $            (0.06)  $            (0.08)
Pro-forma                                      $            (0.01)  $            (0.24)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will require the consolidation of a variable interest entity whereby an enterprise will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (as revised December 2003). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The disclosure requirements of FIN 46R are required in all financial statements issued after March 15, 2004, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN 46R did not impact its financial statements.

2.    ACQUISITION:

On October 1, 2003, the Company completed its acquisition of Mexican CRO Estadisticos y Clinicos Asociados, S.A. (ECA). ECA is a Phase I-IV contract research organization located in Mexico City, Mexico. With the acquisition, the Company has expanded its capability to conduct clinical trials in Latin America. The Company acquired substantially all the assets and assumed certain liabilities of ECA for a purchase price of approximately $3.6 million in cash, including acquisition costs. The purchase price allocation is preliminary and based on certain estimates and is subject to revision.

The following unaudited pro forma results of operations assume the acquisition occurred at the beginning of 2003:

                                        Three Months Ended
(in thousands, except per share data)     March 31, 2003
-------------------------------------   ------------------
Net service revenues                    $           39,013
Net loss                                $           (1,659)

Net loss per diluted share              $             (0.13)
Weighted average shares                              12,877

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2003, nor are they necessarily indicative of future operating results.

3.    OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. No amounts related to this plan were paid in the first quarter of 2004 as the entire balance is expected to be paid in the second and third quarters of 2004.

In August, 2003, the Company initiated a workforce realignment plan which immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003, the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. Approximately $882,000 was paid during the third and fourth quarters of 2003 and at March 31, 2004, approximately $15,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet. The remaining accrual of $15,000 is expected to be paid out in 2004.

In order to bring its cost structure more in line with the then current revenue projections, in the first quarter of 2003, the Company recorded a pre-tax charge of approximately $690,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 17 employees. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by $106,000 as a result of lower than expected severance costs related to the workforce reduction. No amounts remain accrued at March 31, 2004. Costs relating to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Condensed Consolidated Statements of Operations.

The amounts accrued for the workforce reduction and office consolidation costs are detailed as follows:

                          Employee
                          Severance
                          ---------
Liability at December     $      15
31, 2003
Amounts accrued                 254
Liability at March 31,    $     269
2004

4.    GOODWILL AND OTHER INTANGIBLE ASSETS:

Non-amortizable intangible assets at March 31, 2004 and December 31, 2003 are composed of:

                                              Indefinite-lived
          (in thousands)            Goodwill     Intangible
----------------------------------  --------  ----------------
Balance at 12/31/03                 $ 25,404  $         15,000
    Foreign currency fluctuations       (196)               --
    Tax benefit to reduce goodwill       (97)               --
    Purchase accounting
     adjustment for 2003
     acquisition                          (9)               --
                                    --------  ----------------
Balance at 3/31/04                  $ 25,102  $         15,000

Amortizable intangible assets at March 31, 2004 and December 31, 2003 are composed of:

                          Customer       Non-Compete
    (in thousands)      Relationships    Agreements
---------------------   -------------    -----------
Balance at 12/31/03     $         389    $       432
    2004 amortization             (11)           (29)
                        -------------    -----------
Balance at 3/31/04      $         378    $       403

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

      2004   $156
      2005   $153
      2006   $149
      2007   $117
      2008   $ 28

5.    DEBT:

In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. Certain provisions of this Facility have been subsequently amended. The Facility is composed of a revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The revolving credit loan bears interest at a rate equal to either
(a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of March 31, 2004.

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

At March 31, 2004, no amounts were outstanding under the Company's revolving credit loan, $9.0 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At March 31, 2004, approximately $355,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair market value of the swap compared to approximately $350,000 at December 31, 2003.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2004, the CPR shareholders again exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the then remaining $4.0 million of the convertible note that was outstanding at December 31, 2003. A gain of $254,000 has been recorded in the first quarter of 2004 in the Company's Condensed Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three months ended March 31, 2004, and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

The Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company's customers. The Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Condensed Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms, so the Company recognizes these costs as part of net service revenues and direct costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net Service Revenues

Net service revenues increased approximately $3.6 million, or 10%, to $40.8 million in the first quarter of 2004 from $37.2 million in the first quarter of 2003. The 10% increase in net service revenues was composed of growth from acquisitions of 3% and an increase in organic net service revenues of 7%. Foreign currency exchange rate fluctuations accounted for a 7% increase in net service revenues in the first quarter of 2004 compared to 2003. In the first quarter of 2004, net service revenues in the European and Asia-Pacific regions increased by approximately $4.1 million or 40.7% and $620,000 or 52.2%, respectively, from the same period of the prior year. Net service revenues in North America declined by approximately $1.1 million, or 4.2%, from the first quarter of 2003 to the corresponding period in 2004 due to an overall slowdown in new business in North America and in particular, a slowdown in new business from two of the Company's largest customers which completed a merger in 2003.

Approximately 39% of the Company's net service revenues were derived from operations outside of North America in the first quarter of 2004 compared to 30% in the corresponding period in 2003. The top five customers based on net service revenues contributed approximately 45% of net service revenues during the first quarter of 2004 compared to approximately 49% of net service revenues during the first quarter of 2003. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 23% of total first quarter 2004 net service revenues compared to approximately 31% of total first quarter 2003 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 4.5% to $11.0 million in the first quarter of 2004 from $11.5 million in the corresponding period of 2003.

Operating Expenses

Direct costs increased approximately $600,000, or 3%, to $23.3 million in the first quarter of 2004 from $22.7 million in the first quarter 2003. The 3% increase in direct costs was composed of growth from acquisitions of 3% and no organic growth. Foreign currency exchange rate fluctuations accounted for a 7% increase in direct costs in the first quarter of 2004 compared to 2003. Direct costs expressed as a percentage of net service revenues were 57.0% for the three months ended March 31, 2004 compared to 61.0% for the three months ended March 31, 2003. The decline in direct costs as a percentage of net service revenues is primarily attributable to the mix of direct labor involved in contracts as well as the overall mix of contracts and an increase in net service revenues in the first quarter of 2004 compared to the first quarter of 2003. In addition, the first quarter of 2003 suffered from lower utilization of resources due to temporary delays in certain projects.

Reimbursable out-of-pocket costs decreased 4.5% to $11.0 million in the first quarter of 2004 from $11.5 million in the corresponding period of 2003.

Selling, general and administrative expenses increased $1.2 million, or 9%, from $13.1 million in the first quarter of 2003 to $14.3 million in the same quarter of 2004. The 9% increase in SG&A was composed of growth from acquisitions of 3% and organic growth of 6%. Foreign currency exchange rate fluctuations accounted for the majority of the 6% organic increase in selling, general and administrative expenses in the first quarter of 2004 compared to the comparable period of 2003. Selling, general and administrative expenses expressed as a percentage of net service revenues were 35.0% for the three months ended March 31, 2004 compared to 35.3% for the corresponding 2003 period.

Depreciation and amortization expense increased by $114,000 or, 5.2%, in the first quarter of 2004 compared to the first quarter of 2003. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. No amounts related to this plan were paid in the first quarter of 2004 as the entire balance is expected to be paid in the second and third quarters of 2004.

Other Income (Expense)

Other Income (Expense) was income of approximately $583,000 in the first quarter of 2004 compared to an expense of approximately $607,000 in the first quarter of 2003. The increase in Other Income is primarily due to foreign exchange rate gains of approximately $460,000 in the first quarter of 2004 compared to foreign exchange rate losses of approximately $345,000 in the corresponding period of 2003. In addition, in the first quarter of 2004 the Company made a partial early repayment on its convertible note and recorded a gain from this early partial debt extinguishment of approximately $254,000.

Income Taxes

The Company reported tax expense at an effective rate of 47% in the quarter ended March 31, 2004, compared to tax expense at an effective rate of 0% in the quarter ended March 31, 2003. The Company continues to record full valuation allowances against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income

The net income for the quarter ended March 31, 2004, was approximately $673,000 or $0.05 per basic and diluted share. For the quarter ended March 31, 2003, including the effect of the severance charge and office consolidation costs (of $548,000 or $0.04 per share), the net loss for the quarter was $2.1 million, or $0.16 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $9.0 million for the three months ended March 31, 2004, as a result of cash used in operating, investing and financing activities of $6.6 million, $800,000 and $1.7 million, respectively. At March 31, 2004, cash and cash equivalents amounted to $12.8 million. In addition, the Company has $1.7 million in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project expenses. Net cash used in operating activities for the period consisted primarily of an increase in accounts receivable and a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $30.1 million at March 31, 2004, and $20.3 million at December 31, 2003.

Investing activities for the three months ended March 31, 2004, consisted primarily of net proceeds from the sale and maturity of available for sale securities of approximately $220,000 offset by capital expenditures of approximately $1.1 million.

Financing activities for the three months ended March 31, 2004, consisted primarily of scheduled repayments relating to the Company's credit facility of $750,000 and a partial early repayment of the Company's convertible debt (see below) of approximately $747,000.

The Company had available for sale securities totaling $8.7 million at March 31, 2004 compared to $8.9 million at December 31, 2003.

In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. Certain provisions of this Facility have been subsequently amended. The Facility is composed of a revolving credit loan that expires in three years and a $15.0 million term loan that matures in five years. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The revolving credit loan bears interest at a rate equal to either
(a) The Eurodollar Rate plus the

Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of March 31, 2004.

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

At March 31, 2004, no amounts were outstanding under the Company's revolving credit loan, $9.0 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair market value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At March 31, 2004, approximately $355,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair market value of the swap compared to approximately $350,000 at December 31, 2003.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2004, the CPR shareholders again exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the then remaining $4.0 million of the convertible note that was outstanding at December 31, 2003. A gain of $254,000 has been recorded in the first quarter of 2004 in the Company's Condensed Consolidated Statements of Operations.

ADDITIONAL CONSIDERATIONS

On July 15, 2002, two of the Company's major customers, Pharmacia Corp. and Pfizer Inc., announced plans to merge in a stock-for-stock transaction. The merger closed in the second quarter of 2003. Pharmacia and Pfizer combined represent approximately 23% of the Company's net service revenues for the three months ended March 31, 2004 and approximately 24% of the Company's March 31, 2004, backlog. During the second quarter of 2003, the Company identified a change, coinciding with the completion of the announced merger, in the levels of business received from the combined Pfizer company. Although the level of awards received from Pfizer increased during the second half of 2003 and the first quarter of 2004, the level of awards received has not reached pre-merger levels. The Company believes that the level of business from Pfizer will continue to increase in the second quarter and second half of 2004, but there is no assurance that the level of business received will meet or exceed the business amounts the Company received from Pharmacia Corp. and Pfizer Inc. in periods prior to the merger. If the level of business does not return to levels experienced prior to the merger, failure to replace this business would have a negative impact on the Company's results of operations and financial position in future years.

MARKET RISK

Interest Rates

The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available for sale securities are recorded at fair value in the condensed consolidated financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At March 31, 2004, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $866,000.

In July 2002, the Company entered into an interest rate swap agreement with the intent of managing the interest rate risk on its five-year term loan. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a principal amount and an agreed-upon fixed or floating rate, for a defined period of time. See discussion of debt in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, the Company recognizes a receivable at the time of invoicing at the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until the payment from the customer is received will result in the Company receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by the Company as a foreign currency transaction gain or loss, as applicable, and is reported in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

The Company's condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were approximately $600,000 at March 31, 2004 compared to $1.2 million at December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make significant estimates and assumptions that affect the reported condensed consolidated financial statements for a particular period. Actual results could differ from those estimates.

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

Accounts Receivable/Allowance for Doubtful Accounts

Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company's Condensed Consolidated Results of Operations or financial position.

Long-Lived Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2003 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. In the first quarter of 2004, no events arose that indicated a need for an interim impairment analysis. In addition, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life.

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

Tax Valuation Allowance

The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established based on an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. If estimates prove inaccurate or if the tax laws change unfavorably, significant revisions in the valuation allowance may be required in the future.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will require the consolidation of a variable interest entity whereby an enterprise will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (as revised December 2003). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The disclosure requirements of FIN 46R are required in all financial statements issued after March 15, 2004, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN 46R did not impact its financial statements.

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

Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical and biotechnology industries, changes in the financial conditions of the Company's customers, potential mergers and acquisitions in the pharmaceutical and biotechnology industries, the Company's ability to manage growth, the Company's ability to complete additional acquisitions and to integrate newly acquired businesses, the Company's ability to penetrate new markets, competition and consolidation within the industry, the ability of joint venture businesses to be integrated with the Company's operations, the fixed price nature of contracts or the loss of large contracts, cancellation or delay of contracts, the progress of ongoing projects, cost overruns, fluctuations in the Company's sales cycle, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, the carrying value of and impairment of the Company's investments and the other risk factors set forth in the Company's filings with the Securities and Exchange Commission, copies of which are available upon request from the Company's investor relations department or from the SEC. The Company's growth and ability to achieve operational and financial goals is dependent upon its ability to attract and retain qualified personnel. If the Company fails to hire, retain and integrate qualified personnel, it will be difficult for the Company to achieve its financial and operational goals. No assurance can be given that the Company will be able to realize the net service revenues included in backlog and verbal awards. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      (b) Reports filed on Form 8-K during the quarter:

      On February 16, 2004 the Company filed a Form 8-K to disclose the non-GAAP financial measures included in its press release announcing its fourth quarter and year end 2003 results of operations and financial condition and the reasons for including the non-GAAP financial measures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     KENDLE INTERNATIONAL INC.

                                     By:  /s/ Candace Kendle
                                          ---------------------------------
Date: May 10, 2004                        Candace Kendle
                                          Chairman of the Board and Chief
                                          Executive Officer

                                     By:  /s/ Karl Brenkert III
                                          ---------------------------------
Date: May 10, 2004                        Karl Brenkert III
                                          Senior Vice President - Chief
                                          Financial Officer

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