Form 10-Q
period 2004-06-30
KENDLE INTERNATIONAL INC
filed 2004-08-09
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________ TO__________

                      Commission file number 000-23019

                            KENDLE INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                     31-1274091
 ---------------------------------            ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

 441 Vine Street, Suite 1200, Cincinnati, Ohio             45202
 ---------------------------------------------           --------
    (Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code (513) 381-5550

--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,231,942 shares of Common Stock, no par value, as of July 31, 2004.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I. Financial Information

         Item 1. Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets  - June 30, 2004
                       and December 31, 2003                                                 3
                 Condensed Consolidated Statements of Operations - Three
                       Months Ended June 30, 2004 and 2003; Six Months Ended
                       June 30, 2004 and 2003                                                4
                 Condensed Consolidated Statements of Comprehensive Income (Loss)-
                       Three Months Ended June 30, 2004 and 2003; Six Months
                       Ended June 30, 2004 and 2003                                          5
                 Condensed Consolidated Statements of Cash Flows - Six
                       Months Ended June 30, 2004 and 2003                                   6
                 Notes to Condensed Consolidated Financial Statements                        7

         Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                            15
         Item 3. Quantitative and Qualitative Disclosure About Market Risk                  27
         Item 4. Controls and Procedures                                                    27

Part II. Other Information                                                                  28

         Item 1.  Legal Proceedings                                                         28
         Item 2.  Changes in Securities and Use of Proceeds                                 28
         Item 3.  Defaults upon Senior Securities                                           28
         Item 4.  Submission of Matters to a Vote of Security Holders                       28
         Item 5.  Other Information                                                         28
         Item 6.  Exhibits and Reports on Form 8-K                                          28

Signatures                                                                                  30

Exhibit Index                                                                               31

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
                                                                                  June 30,    December 31,
                                                                                    2004          2003
                                                                                  ---------   ------------
                                                                                  (unaudited)   (note 1)
                                        ASSETS

Current assets:
     Cash and cash equivalents                                                    $   9,397    $  21,750
     Restricted cash                                                                    637        1,777
     Available for sale securities                                                    8,839        8,881
     Accounts receivable                                                             49,645       41,573
     Other current assets                                                            11,702        9,947
                                                                                  ---------    ---------
               Total current assets                                                  80,220       83,928
                                                                                  ---------    ---------
Property and equipment, net                                                          15,816       17,607
Goodwill, net                                                                        24,741       25,404
Other finite-lived intangible assets                                                    742          821
Other indefinite-lived intangible assets                                             15,000       15,000
Other assets                                                                         10,557       11,655
                                                                                  ---------    --------
               Total assets                                                       $ 147,076    $ 154,415
                                                                                  =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current portion of obligations under capital leases                          $     803    $     827
     Current portion of amounts outstanding under credit facilities                   3,096        3,000
     Convertible note                                                                 1,500           --
     Trade payables                                                                   7,627        5,601
     Advance billings                                                                15,803       21,243
     Other accrued liabilities                                                       14,794       14,734
                                                                                  ---------    ---------
         Total current liabilities                                                   43,623       45,405
                                                                                  ---------    ---------
Obligations under capital leases, less current portion                                  603          926
Convertible note                                                                         --        4,000
Long-term debt                                                                        5,250        6,750
Other noncurrent liabilities                                                            921          965
                                                                                  ---------    ---------
         Total liabilities                                                           50,397       58,046
                                                                                  ---------    ---------

Commitments and contingencies

Shareholders' equity:

     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized;
     13,142,076 and 13,079,912 shares issued and 13,122,179 and 13,060,015
     outstanding at June 30, 2004 and December 31, 2003, respectively                    75           75
     Additional paid in capital                                                     135,401      135,034
     Accumulated deficit                                                            (38,284)     (39,168)
     Accumulated other comprehensive income (loss):
         Net unrealized holding gain (loss) on available for sale securities            (53)           1
         Unrealized loss on interest rate swap                                         (168)        (350)
         Foreign currency translation adjustment                                        101        1,170
                                                                                  ---------    ---------
               Total accumulated other comprehensive income (loss)                     (120)         821
     Less: Cost of common stock held in treasury, 19,897 shares at
        June 30, 2004 and December 31, 2003, respectively                              (393)        (393)
                                                                                  ---------    ---------
         Total shareholders' equity                                                  96,679       96,369
                                                                                  ---------    ---------
               Total liabilities and shareholders' equity                         $ 147,076    $ 154,415
                                                                                  =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           KENDLE INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        For the Three Months Ended   For the Six Months Ended
                                               June 30,                      June 30,
                                        --------------------------  -------------------------
(in thousands, except per share data)       2004        2003             2004        2003
                                          --------    ---------       ---------    ---------
Net service revenues                      $ 41,217    $  38,497       $  82,003    $  75,677
Reimbursable out-of-pocket revenues         11,998       14,381          22,998       25,926
                                          --------    ---------       ---------    ---------
Total revenues                              53,215       52,878         105,001      101,603
                                          --------    ---------       ---------    ---------
Costs and expenses:
     Direct costs                           24,221       23,480          47,482       46,169
     Reimbursable out-of-pocket costs       11,998       14,381          22,998       25,926
     Selling, general and
         administrative expenses            14,391       12,347          28,667       25,489
     Depreciation and amortization           2,270        2,227           4,569        4,412
     Severance and office
         consolidation costs                    48         (106)            302          576
                                          --------    ---------       ---------    ---------
                                            52,928       52,329         104,018      102,572
                                          --------    ---------       ---------    ---------
        Income (loss) from operations          287          549             983         (969)
Other income (expense):
     Interest income                            84           96             164          199
     Interest expense                         (201)        (276)           (415)        (548)
     Other                                    (178)          14             285         (424)
     Investment impairment                      --         (405)             --         (405)
     Gain on debt extinguishment               343          558             597          558
                                          --------    ---------       ---------    ---------
Income (loss) before income taxes              335          536           1,614       (1,589)
Income tax expense                             124          959             730          958
                                          --------    ---------       ---------    ---------
        Net income (loss)                 $    211    $    (423)      $     884    $  (2,547)
                                          ========    =========       =========    =========
Income (loss) per share data:
Basic:
      Net income (loss) per share         $   0.02    $   (0.03)      $    0.07    $   (0.20)
                                          ========    =========       =========    =========
      Weighted average shares               13,120       12,938          13,096       12,908
Diluted:
      Net income (loss) per share         $   0.02    $   (0.03)      $    0.07    $   (0.20)
                                          ========    =========       =========    =========
      Weighted average shares               13,349       12,938          13,351       12,908



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                        For the Three Months Ended  For the Six Months Ended
                                                June 30,                   June 30,
                                        --------------------------  ------------------------
(in thousands)                             2004           2003         2004        2003
                                        ---------        ------      --------    --------
Net income (loss)                       $     211        $ (423)     $    884    $  (2,547)
                                        ---------        ------      --------    ---------
Other comprehensive income (loss):
     Foreign currency translation
        adjustment                           (499)          737        (1,069)       1,415
     Net unrealized holding gains
        (losses) on available for sale
        securities arising during the
        period, net of tax                    (60)            4           (54)           4
     Net unrealized holding losses on
        interest rate swap agreement          187           (23)          182           (8)
                                        ---------       -------      --------    ---------
Comprehensive income (loss)             $    (161)      $   295      $    (57)   $  (1,136)
                                        =========       =======      ========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Six Months Ended
                                                                   June 30,
                                                           ------------------------
(in thousands)                                               2004         2003
                                                           ----------   ----------
Net cash used in operating activities                      $   (6,486)  $   (4,188)
                                                           ----------   ----------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for
       sale securities                                          6,629       49,908
     Purchases of available for sale securities                (6,691)     (46,541)
     Acquisitions of property and equipment                    (1,296)      (2,712)
     Additions to software costs                               (1,032)      (1,032)
     Other                                                         15            8
                                                           ----------   ----------
Net cash used in investing activities                          (2,375)        (369)
                                                           ----------   ----------
Cash flows from financing activities:
     Net repayments under credit facilities                    (1,404)      (1,500)
     Net proceeds - book overdraft                                 75        1,005
     Repayment of convertible note                             (1,903)      (1,442)
     Proceeds from exercise of stock options                      126          117
     Payments on capital lease obligations                       (444)        (421)
     Other                                                         --          (55)
                                                           ----------   ----------
Net cash used in financing activities                          (3,550)      (2,296)
                                                           ----------   ----------
Effects of exchange rates on cash and cash equivalents             58          183
Net decrease in cash and cash equivalents                     (12,353)      (6,670)
Cash and cash equivalents:
     Beginning of period                                       21,750       12,671
                                                           ----------   ----------
     End of period                                         $    9,397   $    6,001
                                                           ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2003 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

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

The net income (loss) used in computing net income (loss) per diluted share has been calculated as follows:

                                                   Three Months Ended     Three Months Ended
(in thousands)                                        June 30, 2004          June 30, 2003
                                                   ------------------     -------------------
Net income (loss) per Statements of                        $211                 $(423)
Operations                                                 ----                 -----
Net income (loss) for diluted earnings per                 $211                 $(423)
share calculation

                                                    Six Months Ended       Six Months Ended
(in thousands)                                       June 30, 2004          June 30, 2003
                                                   ------------------     -------------------
Net income (loss) per Statements of                      $884                 $(2,547)
Operations
                                                         ----                 -------
Net income (loss) for diluted earnings                   $884                 $(2,547)
per share calculation

The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

                                                   Three Months Ended     Three Months Ended
(in thousands)                                       June 30, 2004           June 30, 2003
                                                   ------------------     -------------------
Weighted average common shares
 outstanding                                             13,120                  12,938
Stock options                                               229                      --
                                                         ------                  ------
Weighted average shares                                  13,349                  12,938
                                                         ------                  ------

                                                   Six Months Ended       Six Months Ended
(in thousands)                                       June 30, 2004          June 30, 2003
                                                  -------------------    --------------------
Weighted average common shares
 outstanding                                             13,096                  12,908
Stock options                                               255                      --
                                                         ------                  ------
Weighted average shares                                  13,351                  12,908
                                                         ------                  ------

Options to purchase approximately 1,400,000 shares of common stock were outstanding during the three and six months ended June 30, 2004 but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

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

Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the second quarter of 2004 and 2003 would have been approximately $1.0 million and $1.1 million, respectively. The amount of compensation expense that would have been recognized in the first six months of 2004 and 2003 would have been approximately $2.0 million and $2.4 million, respectively. The Company's pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:

(in thousands, except per share data)                     Three Months Ended      Three Months
                                                               June 30,          Ended June 30,
                                                                 2004                2003
                                                          ------------------     --------------
PRO FORMA NET INCOME (LOSS):
As reported                                                   $   211              $   (423)
Less: pro forma adjustment for
stock-based compensation, net of tax                             (769)                 (988)
                                                              -------              --------
Pro-forma net loss                                            $  (558)             $ (1,411)
PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                                   $  0.02              $  (0.03)
Effect of pro forma expense                                   $ (0.06)             $  (0.08)
Pro-forma                                                     $ (0.04)             $  (0.11)
PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                                   $  0.02              $  (0.03)
Effect of pro forma expense                                   $ (0.06)             $  (0.08)
Pro-forma                                                     $ (0.04)             $  (0.11)

(in thousands, except per share data)                     Six Months Ended      Six Months Ended
                                                           June 30, 2004         June 30, 2003
                                                          ----------------      ----------------
PRO FORMA NET INCOME (LOSS):
As reported                                                   $     884             $ (2,547)
Less: pro forma adjustment for
stock-based compensation, net of tax                             (1,542)              (2,002)
                                                              ---------             --------
Pro-forma net income (loss)                                   $    (658)            $ (4,549)
PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                                   $    0.07             $  (0.20)
Effect of pro-forma expense                                   $   (0.12)            $  (0.15)
Pro-forma                                                     $   (0.05)            $  (0.35)
PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                                   $    0.07             $  (0.20)
Effect of pro-forma expense                                   $   (0.12)            $  (0.15)
Pro-forma                                                     $   (0.05)            $  (0.35)

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

The following unaudited pro forma results of operations assume the acquisition occurred at the beginning of 2003:

                                               Six Months Ended June
(in thousands, except per share data)                30, 2003
                                               ---------------------
Net service revenues                                  $ 79,195
Net loss                                              $ (2,051)
Net loss per diluted share                            $  (0.16)
Weighted average shares                                 12,908

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2003, nor are they necessarily indicative of future operating results.

3. OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. An additional $48,000 in net costs (composed of approximately $80,000 in additional costs offset by a reduction to the liability of approximately $32,000) was incurred in the second quarter of 2004 relating to this plan. The workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. Payments during the second quarter of 2004 totaled $302,000 and no amounts remain accrued at June 30, 2004.

In August, 2003, the Company initiated a workforce realignment plan which immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003, the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. Approximately $882,000 was paid during the third and fourth quarters of 2003 and at June 30, 2004, approximately $15,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet. The remaining accrual of $15,000 is expected to be paid out in 2004.

In order to bring its cost structure more in line with the then current revenue projections, in the first quarter of 2003, the Company recorded a pre-tax charge of approximately $680,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 17 employees. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by $106,000 as a result of lower than expected severance costs related to the workforce reduction. No amounts remain accrued at June 30, 2004. Costs relating to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Condensed Consolidated Statements of Operations.

The amounts accrued for the workforce reduction and office consolidation costs are detailed as follows:

                                Employee
                                Severance
                                ---------
Liability at December 31, 2003    $  15
Amounts accrued                     334
Amounts paid                       (302)
Adjustment to liability             (32)
Liability at June  30, 2004       $  15

4.   GOODWILL AND OTHER INTANGIBLE ASSETS:

Non-amortizable intangible assets at June 30, 2004 and December 31, 2003 are composed of:

                                                   Indefinite-lived
(in thousands)                        Goodwill        Intangible
                                     ---------     ----------------
Balance at 12/31/03                  $  25,404         $  15,000
    Foreign currency fluctuations         (456)               --
    Tax benefit to reduce goodwill        (194)               --
    Purchase accounting
     adjustment for 2003
     acquisition                           (13)               --
                                     ---------         ---------
Balance at 6/30/04                   $  24,741         $  15,000
                                     =========         =========

Amortizable intangible assets at June 30, 2004 and December 31, 2003 are composed of:


                                      Customer                  Non-Compete
(in thousands)                      Relationships               Agreements
                                    -------------              ------------
Balance at 12/31/03                     $  389                    $  432
    2004 amortization                      (21)                      (58)
                                        ------                    ------
Balance at 6/30/04                      $  368                    $  374
                                        ======                    ======

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

    Remainder of 2004: $ 77
                 2005: $153
                 2006: $149
                 2007: $117
                 2008: $ 28

5. DEBT:

In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. Certain provisions of this Facility have been subsequently amended. The Facility is composed of a revolving credit loan that expires in May of 2005 and a $15.0 million term loan that matures in March of 2007. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The revolving credit loan bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or
(b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. At June 30, 2004 the Company fell below the minimum permitted Fixed Charge Coverage ratio. The Company has received a waiver from the banks as a result of this violation.

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

At June 30, 2004, no amounts were outstanding under the Company's revolving credit loan, $8.3 million was outstanding under the term loan, and $96,000 was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At June 30, 2004, approximately $168,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair value of the swap compared to a decrease in the fair value of approximately $350,000 at December 31, 2003.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2004, the CPR shareholders again exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the then remaining $4.0 million of the convertible note that was outstanding at December 31, 2003. A gain of $254,000 has been recorded in the first quarter of 2004 in the Company's Condensed Consolidated

Statements of Operations. Similarly, in the second quarter of 2004, the CPR shareholders exercised their put option and the Company paid approximately $1.2 million to settle $1.5 million of the remaining $3.0 million of the convertible note that was outstanding at March 31, 2004. A gain of $343,000 has been recorded in the second quarter of 2004 in the Company's Condensed Consolidated Statements of Operations. The balance which remains outstanding under this convertible note at June 30, 2004 is $1.5 million. The Company intends to continue to repay this convertible note ahead of its original scheduled maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and six months ended June 30, 2004, and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

Depreciation and amortization expenses consist of depreciation and amortization costs recorded on a straight-line method over the estimated useful life of the property or equipment and internally developed software.

The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of the major customers could have a material adverse effect on the Company.

The Company's results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on the consolidated financial statements. Fluctuations in the Company's sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company's long-term growth. In addition, the Company's aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Service Revenues

Net service revenues increased approximately $2.7 million, or 7%, to $41.2 million in the second quarter of 2004 from $38.5 million in the second quarter of 2003. The 7% increase in net service revenues was composed of growth from acquisitions of 2% and an increase in organic net service revenues of 5%. Foreign currency exchange rate fluctuations accounted for a 3% increase in net service revenues in the second quarter of 2004 compared to 2003. In the second quarter of 2004, net service revenues in the European and Asia-Pacific regions increased by approximately $3.6 million or 32% and $658,000 or 60%, respectively, from the same period of the prior year. Net service revenues in North America declined by approximately $1.6 million, or 6%, from the second quarter of 2003 to the corresponding period in 2004 due to an overall slowdown in new business in North America and in particular, a slowdown in new business from two of the Company's largest customers which completed a merger in 2003.

Approximately 41% of the Company's net service revenues were derived from operations outside of North America in the second quarter of 2004 compared to 33% in the corresponding period in 2003. The top five customers based on net service revenues contributed approximately 39% of net service revenues during the second quarter of 2004 compared to approximately 47% of net service revenues during the second quarter of 2003. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 19% of total second quarter 2004 net service revenues compared to approximately 26% of total second quarter 2003 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 16.6% to $12.0 million in the second quarter of 2004 from $14.4 million in the corresponding period of 2003.

Operating Expenses

Direct costs increased approximately $741,000, or 3%, to $24.2 million in the second quarter of 2004 from $23.5 million in the second quarter of 2003. The 3% increase in direct costs was composed of growth from an acquisition of 2% and 1% organic growth. Foreign currency exchange rate fluctuations accounted for a 4% increase in direct costs in the second quarter of 2004 compared to 2003. Direct costs expressed as a percentage of net service revenues were 58.8% for the three months ended June 30, 2004 compared to 61.0% for the three months ended June 30, 2003. The decline in direct costs as a percentage of net service revenues is primarily attributable to the mix of direct labor involved in contracts as well as the overall mix of contracts and an increase in net service revenues in the second quarter of 2004 compared to the second quarter of 2003. In addition, the second quarter of 2003 suffered from lower utilization of resources due to temporary delays in certain projects.

Reimbursable out-of-pocket costs decreased 16.6% to $12.0 million in the second quarter of 2004 from $14.4 million in the corresponding period of 2003.

Selling, general and administrative expenses increased $2.0 million, or 17%, from $12.3 million in the second quarter of 2003 to $14.4 million in the same quarter of 2004. The 17% increase in SG&A was composed of growth from an acquisition of 4% and organic growth of 13%. Foreign currency exchange rate fluctuations accounted for a 3% increase in selling, general and administrative expenses in the second quarter of 2004 compared to the comparable period of 2003. The remainder of the increase is primarily due to increases in healthcare related and other employee related costs and costs associated with compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), specifically compliance with Section 404, Management Assessment of Internal Controls over Financial Reporting, incurred in the second quarter of 2004. Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.9% for the three months ended June 30, 2004 compared to 32.1% for the corresponding 2003 period.

Depreciation and amortization expense increased by $43,000 or, 1.9%, in the second quarter of 2004 compared to the second quarter of 2003. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. All amounts related to this plan have been paid in the second quarter of 2004 and no amounts remain accrued at June 30, 2004. In the second quarter of 2003, the Company recorded a $106,000 credit to reduce the severance costs related to a previous and unrelated workforce realignment program undertaken by the Company in the first quarter of 2003.

Other Income (Expense)

Other Income (Expense) was income of approximately $48,000 in the second quarter of 2004 compared to an expense of approximately $13,000 in the second quarter of 2003. In the second quarter of 2004, Other Income was positively impacted by a gain of $343,000 on the partial early retirement of the Company's convertible debt. In the second quarter of 2003, the Company recorded a similar gain on the partial early retirement of its convertible debt amounting to $558,000 partially offset by a charge of $405,000 relating to the write-off of the Company's investment in KendleWits.

Income Taxes

The Company reported tax expense at an effective rate of 37.0% in the quarter ended June 30, 2004, compared to tax expense at an effective rate in excess of 100% in the quarter ended June 30, 2003. The Company continues to record full valuation allowances against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income

The net income for the quarter ended June 30, 2004, including the effects of the severance charge and gain from partial debt extinguishment (of $177,000 or $0.02 per share), was approximately $211,000 or $0.02 per basic and diluted share. For the quarter ended June 30, 2003, including the effects of the adjustment to reduce severance costs, the write-off of the investment in KendleWits and the gain from partial debt extinguishment (items totaling income of $35,000, or $0.01 per share), the net loss for the quarter ended June 30, 2003 was approximately $423,000 or $0.03 per basic and diluted share.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net Service Revenues

Net service revenues increased 8% to $82.0 million in the first six months of 2004 from $75.7 million in the first six months of 2003. The 8% increase in net service revenues was composed of growth from an acquisition of 2% and an increase in organic net service revenues of 6%. Foreign currency exchange rate fluctuations accounted for a 5% increase in net service revenues in the first six months of 2004 compared to the first six months of 2003. In the first six months of 2004, net service revenues in the European and Asia-Pacific regions increased by approximately $7.7 million or 36% and $1.3 million or 56%, respectively, from the same period of the prior year. Net service revenues in North America declined by approximately $2.7 million, or 5%, from the first six months of 2003 to the corresponding period in 2004 due to an overall slowdown in new business in North America and in particular, a slowdown in new business from two of the Company's largest customers which completed a merger in 2003.

Approximately 40% of the Company's net service revenues were derived from operations outside of North America in the first six months of 2004 compared to 31% in the corresponding period of 2003. The top five customers based on net service revenues contributed approximately 42% of net service revenues during the first six months of 2004 compared to approximately 49% of net service revenues during the first six months of 2003. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 21% of total net service revenues in the first half of 2004 compared to approximately 28% of total net service revenues in the first half of 2003. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in either the first six months of 2004 or 2003.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 11.3% to $23.0 million in the six months ended June 30, 2004 from $25.9 million in the corresponding period of 2003.

Operating Expenses

Direct costs increased by 3% from $46.2 million in the first six months of 2003 to $47.5 million in the first six months of 2004. The entire 3% increase in direct costs was the result of an acquisition. Direct costs expressed as a percentage of net service revenues were 57.9% for the six months ended June 30, 2004 compared to 61.0% for the six months ended June 30, 2003. The decline in direct costs as a percentage of net service revenues is primarily attributable to the mix of direct labor involved in contracts as well as the overall mix of contracts and an increase in net service revenues in the first half of 2004 compared to the first half of 2003. In addition, the first half of 2003 suffered from lower utilization of resources due to temporary delays in certain projects.

Reimbursable out-of-pocket costs decreased 11.3% to $23.0 million in the first six months of 2004 from $25.9 million in the corresponding period of 2003.

Selling, general and administrative expenses increased from $25.5 million in the first half of 2003 to $28.7 million in the first half of 2004. The increase in selling, general and administrative expenses is the result of a 10% organic increase in SG&A costs and a 2% increase from an acquisition. Foreign currency exchange rate fluctuations accounted for a 4% increase in selling, general and administrative expenses in the first six months of 2004 compared to the comparable period of 2003. The remainder of the increase is primarily due to increases in healthcare related and other employee related costs and costs related to compliance with Sarbanes-Oxley, specifically compliance with Section 404, in 2004. Selling, general and administrative expenses expressed as a percentage of net service revenues were 35.0% for the six months ended June 30, 2004 compared to 33.7% for the corresponding 2003 period.

Depreciation and amortization expense increased by 4% in the six months ending June 30, 2004 compared to the corresponding period of 2003. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. All amounts related to this plan have been paid in the second quarter of 2004 and no amounts remain accrued at June 30, 2004. In the first quarter of 2003, the Company recorded a charge of approximately $680,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by approximately $106,000 as a result of lower than expected severance costs related to the workforce reduction.

Other Income (Expense)

Other Income (Expense) was income of $631,000 for the first six months of 2004 compared to expense of approximately $620,000 in the first six months of 2003. In the first half of 2004, the Company made partial early repayments on its convertible note and recorded gains from these repayments of approximately $597,000. In the first half of 2003, the Company recorded a similar gain on partial early retirement of convertible debt of $558,000. Additionally, during the first half of 2003 the Company determined that its investment in KendleWits, its 50 percent-owned joint venture in the People's Republic of China, was permanently impaired and accordingly recorded a $405,000 non-cash impairment charge to reduce the carrying value of this investment to zero. In the first half of 2004, the Company recorded foreign exchange rate gains of approximately $460,000 compared to foreign currency exchange rate losses of approximately $300,000 in the same period of the prior year. These foreign currency exchange rate gains and losses are primarily the result of fluctuations between the British Pound and the Euro.

Income Taxes

The Company reported tax expense at an effective rate of 45.2% in the six months ended June 30, 2004 compared to tax expense at an effective rate in excess of 100% in the six months ended June 30, 2003. The Company continues to record full valuation allowances against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income (Loss)

The net income for the six months ended June 30, 2004, including the effects of the severance charge and gain from debt extinguishment (of $177,000 or $0.02 per share), was approximately $884,000 or $0.07 per basic and diluted share. Including the effect of the severance charge, the write-off of the investment in KendleWits and the gain from partial early debt extinguishment (items totaling $513,000 or $0.04 per share), the net loss for the six months in 2003 was $2.5 million, or $0.20 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $12.4 million for the six months ended June 30, 2004, as a result of cash used in operating, investing and financing activities of $6.5 million, $2.4 million and $3.6 million, respectively. At June 30, 2004, cash and cash equivalents amounted to $9.4 million. In addition, the Company has approximately $637,000 in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project expenses. Net cash used in operating activities for the period consisted primarily of an increase in accounts receivable and a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $33.8 million at June 30, 2004, and $20.3 million at December 31, 2003.

Investing activities for the six months ended June 30, 2004, consisted primarily of capital expenditures of approximately $2.3 million.

Financing activities for the six months ended June 30, 2004, consisted primarily of scheduled repayments relating to the Company's credit facility of $1,500,000 and partial early repayments of the Company's convertible debt (see below) of approximately $1.9 million.

The Company had available for sale securities totaling $8.8 million at June 30, 2004 compared to $8.9 million at December 31, 2003.

In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. Certain provisions of this Facility have been subsequently amended. The Facility is composed of a revolving credit loan that expires in May of 2005 and a $15.0 million term loan that matures in March of 2007. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The revolving credit loan bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or
(b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. At June 30, 2004 the Company fell below the minimum permitted Fixed Charge Coverage ratio. The Company has received a waiver from the banks as a result of this violation.

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

At June 30, 2004, no amounts were outstanding under the Company's revolving credit loan, $8.3 million was outstanding under the term loan, and $96,000 was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At June 30, 2004, approximately $168,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair value of the swap compared to a decrease in the fair value of approximately $350,000 at December 31, 2003.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2004, the CPR shareholders again exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the then remaining $4.0 million of the convertible note that was outstanding at December 31, 2003. A gain of $254,000 has been recorded in the first quarter of 2004 in the Company's Condensed Consolidated Statements of Operations. Similarly, in the second quarter of 2004, the CPR shareholders exercised their put option and the Company paid approximately $1.2 million to settle $1.5 million of the remaining $3.0 million of the convertible note that was outstanding at March 31, 2004. A gain of $343,000 has been recorded in the second quarter of 2004 in the Company's Condensed Consolidated Statements of Operations. The balance which remains outstanding under this convertible note at June 30, 2004 is $1.5 million. The Company intends to continue to repay this convertible note ahead of its original scheduled maturity.

ADDITIONAL CONSIDERATIONS

On July 15, 2002, two of the Company's major customers, Pharmacia Corp. and Pfizer Inc., announced plans to merge in a stock-for-stock transaction. The merger closed in the second quarter of 2003. Pharmacia and Pfizer combined represent approximately 21% of the Company's net service revenues for the six months ended June 30, 2004 and approximately 22% of the Company's June 30, 2004, backlog. During the second quarter of 2003, the Company identified a change, coinciding with the completion of the announced merger, in the levels of business received from the combined Pfizer company. Although the level of awards received from Pfizer increased during the second half of 2003 and the first half of 2004, the level of awards received has not reached pre-merger levels. The Company believes that the level of business from Pfizer will continue to increase in the second half of 2004, but there is no assurance that the level of business received will meet or exceed the business amounts the Company received from Pharmacia Corp. and Pfizer Inc. in periods prior to the merger. If the level of business does not return to levels experienced prior to the merger, failure to replace this business would have a negative impact on the Company's results of operations and financial position in future years.

MARKET RISK

Interest Rates

The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available for sale securities are recorded at fair value in the condensed consolidated financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At June 30, 2004, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $884,000.

In July 2002, the Company entered into an interest rate swap agreement with the intent of managing the interest rate risk on its five-year term loan. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a principal amount and an agreed-upon fixed or floating rate, for a defined period of time. See discussion of debt in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency

The Company operates on a global basis and is therefore exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers. From time to time contracts are denominated in a currency different than the particular local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net service revenues and resultant net income or loss can be affected by fluctuations in exchange rates.

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

A third type of transaction risk arises from transactions denominated in multiple currencies between the Company's various subsidiary locations. The Company maintains an intercompany receivable and payable among its various subsidiaries, which is denominated in multiple currencies, at the end of any given period. Changes in exchange rates from the time the intercompany receivable/payable balance arises until the balance is settled or measured for reporting purposes, results in exchange rate gains and losses. This intercompany receivable/payable arises when work is performed by a Kendle location in one country on behalf of a Kendle location in a different country that has contracted with the customer. Additionally, there are occasions when funds are transferred between subsidiaries for working capital purposes. The foreign currency transaction gain or loss is reported in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

In 2004, the Company recorded exchange rate losses of approximately $35,000 in the quarter ended June 30, 2004 and exchange rate gains of approximately $460,000 for the six months ended June 30, 2004.

The Company's condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were approximately $100,000 at June 30, 2004 compared to $1.2 million at December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported condensed consolidated financial statements for a particular period. Actual results could differ from those estimates.

Revenue Recognition

The majority of the Company's net service revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based upon assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management periodically reviews the budget on each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. As the work progresses, original estimates might be changed due to changes in the scope of the work. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company attempts to negotiate contract amendments with the customer to cover services provided outside the terms of the original contract. However, there can be no guarantee that the customer will agree to proposed amendments, and the Company ultimately bears the risk of cost overruns.

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

Long-Lived Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2003 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. During the first six months of 2004, no events arose that indicated a need for an interim impairment analysis. In addition to goodwill, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life. During the first six moths of 2004, no event or events have occurred which would indicate a need to adjust the indefinite useful life of this asset.

Internally Developed Software

The Company capitalizes costs incurred to internally develop software used primarily in the Company's proprietary clinical trial and data management systems, and amortizes these costs over the estimated useful life of the product, not to exceed five years. Internally developed software represents software in the application development stage, and there is no assurance that the software development process will produce a final product for which the fair value exceeds its carrying value. Internally developed software is an intangible asset subject to impairment write-downs whenever events indicate that the carrying value of the software may not be recoverable. As with other long-lived assets, this asset is reviewed at least annually to determine the appropriateness of the carrying value of the asset. Assessing the fair value of the internally developed software requires estimates and judgment on the part of management.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

      The Annual Meeting of Shareholders of the Company was held May 6, 2004. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Christopher C. Bergen, Robert R. Buck, G. Steven Geis, Donald C. Harrison, Timothy E. Johnson, Frederick A. Russ and Robert C. Simpson. Shares were voted as follows: Candace Kendle (FOR: 11,251,742 WITHHELD:
620,365), Christopher C. Bergen (FOR: 11,766,959 WITHHELD: 105,148), Robert R. Buck (FOR: 11,727,114 WITHHELD: 144,993), G. Steven Geis (FOR: 11,789,738
WITHHELD: 82,369), Donald C. Harrison (FOR: 11,784,943 WITHHELD: 87,164), Timothy E. Johnson (FOR: 11,727,237 WITHHELD: 144,870), Frederick A. Russ (FOR:
11,664,587 WITHHELD: 207,520) and Robert C. Simpson (FOR: 11,670,724 WITHHELD:
201,383).

      The Shareholders voted on and approved a proposal to increase the authorized shares under the 2003 Director's Compensation Plan by 50,000 shares. After this shareholder approval, the total authorized shares under the 2003 Directors Compensation Plan equals 75,000. Voting results on this proposed amendment were as follows: 9,964,494 shares were voted FOR the proposal, 307,795 shares voted AGAINST, 13,760 shares voted to ABSTAIN, and 1,586,058 shares were BROKER NON-VOTES.

      In addition, the Shareholders voted on the ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the calendar year 2004. The Shareholders ratified this appointment. Voting results on this ratification were as follows: 11,775,399 shares were voted FOR ratification, 93,236 shares voted AGAINST, and 3,472 shares voted to ABSTAIN.

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

      31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports filed on Form 8-K during the quarter:

      On May 4, 2004 the Company filed a Form 8-K to disclose the non-GAAP financial measures included in its press release announcing its first quarter 2004 results of operations and financial condition and the reasons for including the non-GAAP financial measures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  KENDLE INTERNATIONAL INC.

                                    By:  /s/ Candace Kendle
                                       -----------------------------------------
Date: August 9, 2004                    Candace Kendle
                                        Chairman of the Board and Chief
                                        Executive Officer

                                    By:  /s/ Karl Brenkert III
                                       -----------------------------------------
Date: August 9, 2004                    Karl Brenkert III
                                        Senior Vice President - Chief Financial
                                        Officer

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