Form 10-Q
period 2004-09-30
KENDLE INTERNATIONAL INC
filed 2004-11-09
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,234,300 shares of Common Stock, no par value, as of October 28, 2004.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets  - September 30, 2004
                           and December 31, 2003                                                           3

                     Condensed Consolidated Statements of Operations - Three Months
                           Ended September 30, 2004 and 2003; Nine Months Ended
                           September 30, 2004 and 2003                                                     4

                     Condensed Consolidated Statements of Comprehensive Income (Loss) -
                           Three Months Ended September 30, 2004 and 2003; Nine Months
                           Ended September 30, 2004 and 2003                                               5

                     Condensed Consolidated Statements of Cash Flows - Nine
                           Months Ended September 30, 2004 and 2003                                        6

                     Notes to Condensed Consolidated Financial Statements                                  7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      15

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                            27

         Item 4.     Controls and Procedures                                                              28

Part II.           Other Information                                                                      28

         Item 1.     Legal Proceedings                                                                    28

         Item 2.     Changes in Securities and Use of Proceeds                                            28

         Item 3.     Defaults upon Senior Securities                                                      28

         Item 4.     Submission of Matters to a Vote of Security Holders                                  28

         Item 5.     Other Information                                                                    28

         Item 6.     Exhibits and Reports on Form 8-K                                                     28

Signatures                                                                                                30

Exhibit Index                                                                                             31

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,     December 31,
(in thousands, except share data)                                                      2004              2003
---------------------------------                                                  -------------     -------------
                                                                                    (unaudited)        (note 1)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                     $       8,750     $      21,750
     Restricted cash                                                                         173             1,777
     Available for sale securities                                                        10,326             8,881
     Accounts receivable                                                                  50,948            41,573
     Other current assets                                                                 12,708             9,947
                                                                                   -------------     -------------
               Total current assets                                                       82,905            83,928
                                                                                   -------------     -------------
Property and equipment, net                                                               15,452            17,607
Goodwill, net                                                                             24,874            25,404
Other finite-lived intangible assets                                                         703               821
Other indefinite-lived intangible assets                                                  15,000            15,000
Other assets                                                                               9,848            11,655
                                                                                   -------------     -------------
               Total assets                                                        $     148,782     $     154,415
                                                                                   =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of obligations under capital leases                           $         737     $         827
     Current portion of amounts outstanding under credit facilities                        3,774             3,000
     Convertible note                                                                      1,500                 -
     Trade payables                                                                        6,786             5,601
     Advance billings                                                                     16,853            21,243
     Other accrued liabilities                                                            14,410            14,734
                                                                                   -------------     -------------
         Total current liabilities                                                        44,060            45,405
                                                                                   -------------     -------------
Obligations under capital leases, less current portion                                       724               926
Convertible note                                                                               -             4,000
Long-term debt                                                                             4,500             6,750
Other noncurrent liabilities                                                                 988               965
                                                                                   -------------     -------------
         Total liabilities                                                                50,272            58,046
                                                                                   -------------     -------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 13,251,839 and
         13,079,912 shares issued and 13,231,942 and 13,060,015
        outstanding at September 30, 2004 and December 31, 2003, respectively                 75                75
     Additional paid in capital                                                          136,055           135,034
     Accumulated deficit                                                                 (37,684)          (39,168)
     Accumulated other comprehensive income:
         Net unrealized holding gain (loss) on available for sale securities                 (33)                1
         Unrealized loss on interest rate swap                                              (160)             (350)
         Foreign currency translation adjustment                                             650             1,170
                                                                                   -------------     -------------
               Total accumulated other comprehensive income                                  457               821
     Less: Cost of common stock held in treasury, 19,897 shares at
        September 30, 2004 and December 31, 2003, respectively                              (393)             (393)
                                                                                   -------------     -------------
         Total shareholders' equity                                                       98,510            96,369
                                                                                   -------------     -------------
               Total liabilities and shareholders' equity                          $     148,782     $     154,415
                                                                                   =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                For the Three Months Ended    For the Nine Months Ended
                                                                      September 30,                 September 30,
                                                                --------------------------    -------------------------
(in thousands, except per share data)                              2004            2003          2004           2003
-------------------------------------                           ----------      ----------    ----------     ----------
Net service revenues                                            $   42,920      $   40,424    $  124,923     $  116,101
Reimbursable out-of-pocket revenues                                  8,776          12,716        31,774         38,642
                                                                ----------      ----------    ----------     ----------
Total revenues                                                      51,696          53,140       156,697        154,743
                                                                ----------      ----------    ----------     ----------
Costs and expenses:
     Direct costs                                                   23,794          22,404        71,276         68,573
     Reimbursable out-of-pocket costs                                8,776          12,716        31,774         38,642
     Selling, general and
         administrative expenses                                    14,973          13,833        43,640         39,322
     Depreciation and amortization                                   2,237           2,244         6,806          6,656
     Severance and office consolidation costs                            -             897           302          1,473
                                                                ----------      ----------    ----------     ----------
                                                                    49,780          52,094       153,798        154,666
                                                                ----------      ----------    ----------     ----------
        Income from operations                                       1,916           1,046         2,899             77

Other income (expense):
     Interest income                                                   101              67           265            266
     Interest expense                                                 (158)           (251)         (573)          (799)
     Other                                                            (509)           (162)         (224)          (586)
     Investment impairment                                               -               -             -           (405)
     Gain on debt extinguishment                                         -               -           597            558
                                                                ----------      ----------    ----------     ----------
Income (loss) before income taxes                                    1,350             700         2,964           (889)
Income tax expense                                                     750             356         1,480          1,314
                                                                ----------      ----------    ----------     ----------
        Net income (loss)                                       $      600      $      344    $    1,484     $   (2,203)
                                                                ==========      ==========    ==========     ==========

Income (loss) per share data:
Basic:
      Net income (loss) per share                               $     0.05      $     0.03    $     0.11     $    (0.17)
                                                                ==========      ==========    ==========     ==========
      Weighted average shares                                       13,231          13,013        13,141         12,943
Diluted:
      Net income (loss) per share                               $     0.04      $     0.03    $     0.11     $    (0.17)
                                                                ==========      ==========    ==========     ==========

      Weighted average shares                                       13,413          13,244        13,373         12,943


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                For the Three Months Ended    For the Nine Months Ended
                                                                      September 30,                 September 30,
                                                                --------------------------    -------------------------
(in thousands)                                                     2004            2003          2004           2003
--------------                                                  ----------      ----------    ----------     ----------
Net income (loss)                                               $      600      $      344    $    1,484     $   (2,203)
                                                                ----------      ----------    ----------     ----------

Other comprehensive income (loss):

     Foreign currency translation adjustment                           549             243          (520)         1,658

     Net unrealized holding gains (losses) on
        available for sale securities arising
        during the period, net of tax                                   20               3           (34)             7

     Net unrealized holding gains on
        interest rate swap agreement                                     8             116           190            108
                                                                ----------      ----------    ----------     ----------

Comprehensive income (loss)                                     $    1,177      $      706    $    1,120     $     (430)
                                                                ==========      ==========    ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                    -------------------------
(in thousands)                                                                         2004           2003
--------------                                                                      ----------     ----------
Net cash (used in) provided by operating activities                                 $   (4,239)    $    4,233
                                                                                    ----------     ----------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities                 7,889         54,207
     Purchases of available for sale securities                                         (9,419)       (47,341)
     Acquisitions of property and equipment                                             (2,094)        (3,120)
     Additions to software costs                                                        (1,282)        (1,428)
     Other                                                                                  15             10
                                                                                    ----------     ----------
Net cash (used in) provided by investing activities                                     (4,891)         2,328
                                                                                    ----------     ----------
Cash flows from financing activities:
     Net repayments under credit facilities                                             (1,472)        (2,250)
     Net repayments - book overdraft                                                       (75)            (5)
     Repayment of convertible note                                                      (1,903)        (1,442)
     Proceeds from exercise of stock options                                               135            192
     Payments on capital lease obligations                                                (668)          (635)
     Other                                                                                   -            (65)
                                                                                    ----------     ----------
Net cash used in financing activities                                                   (3,983)        (4,205)
                                                                                    ----------     ----------
Effects of exchange rates on cash and cash equivalents                                     113            312

Net increase in cash and cash equivalents                                              (13,000)         2,668
Cash and cash equivalents:
     Beginning of period                                                                21,750         12,671
                                                                                    ----------     ----------
     End of period                                                                  $    8,750     $   15,339
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

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2003 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

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

The net income (loss) used in computing net income (loss) per diluted share has been calculated as follows:

                                                    Three Months Ended             Three Months Ended
                (in thousands)                      September 30, 2004             September 30, 2003
                --------------                      ------------------             ------------------
Net income per Statements of  Operations                  $600                           $344
                                                          ----                           ----

Net income for diluted earnings per share
calculation                                               $600                           $344

                                                     Nine Months Ended              Nine Months Ended
                (in thousands)                      September 30, 2004             September 30, 2003
                --------------                      ------------------             ------------------
Net income (loss) per Statements of Operations            $1,484                          $(2,203)
                                                          ------                          -------
Net income (loss) for diluted earnings per
share calculation                                         $1,484                          $(2,203)

The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

                                                    Three Months Ended             Three Months Ended
                (in thousands)                      September 30, 2004             September 30, 2003
                --------------                      ------------------             ------------------
Weighted average common shares
 outstanding                                              13,231                         13,013
Stock options                                                182                            231
                                                          ------                         ------
Weighted average shares                                   13,413                         13,244
                                                          ------                         ------

                                                     Nine Months Ended              Nine Months Ended
                (in thousands)                      September 30, 2004             September 30, 2003
                --------------                      ------------------             ------------------
Weighted average common shares
 outstanding                                               13,141                        12,943
Stock options                                                 232                            --
                                                           ------                        ------
Weighted average shares                                    13,373                        12,943
                                                           ------                        ------

Options to purchase approximately 1,500,000 and 1,400,000 shares of common stock were outstanding during the three and nine months ended September 30, 2004 but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Options to purchase approximately 1,800,000 and 2,150,000 shares of common stock were outstanding during the three and nine months ended September 30, 2003, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Potential shares to be issued upon conversion of the convertible note were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the third quarter of 2004 and 2003 would have been approximately $1.0 million and $1.2 million, respectively. The amount of compensation expense that would have been recognized in the first nine months of 2004 and 2003 would have been approximately $3.0 million and $3.7 million, respectively. The Company's pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:

                                                   Three Months        Three Months
                                                  Ended September     Ended September
    (in thousands, except per share data)             30, 2004            30, 2003
    -------------------------------------         ---------------     ---------------
PRO FORMA NET INCOME (LOSS):

As reported                                       $           600     $           344
Less: pro forma adjustment for
  stock-based compensation, net of tax                       (759)               (907)
                                                  ---------------     ---------------
Pro-forma net loss                                $          (159)    $          (563)

PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:

As reported                                       $          0.05     $          0.03
Effect of pro forma expense                       $         (0.06)    $         (0.07)
Pro-forma                                         $         (0.01)    $         (0.04)

PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:

As reported                                       $          0.04     $          0.03
Effect of pro forma expense                       $         (0.05)    $         (0.07)
Pro-forma                                         $         (0.01)    $         (0.04)

                                                    Nine Months         Nine Months
                                                  Ended September     Ended September
   (in thousands, except per share data)             30, 2004            30, 2003
   -------------------------------------          ---------------     ---------------
PRO FORMA NET INCOME (LOSS):

As reported                                       $         1,484     $        (2,203)
Less: pro forma adjustment for
  stock-based compensation, net of
  tax                                                      (2,302)             (2,909)
                                                  ---------------     ---------------
Pro-forma net income (loss)                       $          (818)    $        (5,112)

PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:

As reported                                       $          0.11     $         (0.17)
Effect of pro-forma expense                       $         (0.17)    $         (0.23)
Pro-forma                                         $         (0.06)    $         (0.40)

PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:

As reported                                       $          0.11     $         (0.17)
Effect of pro-forma expense                       $         (0.17)    $         (0.23)
Pro-forma                                         $         (0.06)    $         (0.40)

New Accounting Pronouncements

In November 2003, during discussions on EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", the EITF reached a consensus which requires quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 224 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. At the March 2004 EITF meeting, the Task Force reached a consensus on a three-step impairment model. Except for disclosure requirements already in place, the Issue 03-01 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The adoption of this standard has no material effect on the Company's consolidated financial statements.

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

The following unaudited pro forma results of operations assume the acquisition occurred at the beginning of 2003:

                                                          Nine Months Ended
(in thousands, except per share data)                    September 30, 2003
-------------------------------------                    -------------------
Net service revenues                                     $           121,760

Net loss                                                 $            (1,391)

Net loss per diluted share                               $             (0.11)

Weighted average shares                                               12,943

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2003, nor are they necessarily indicative of future operating results.

3. OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. An additional $48,000 in net costs (composed of approximately $80,000 in additional costs offset by a reduction to the liability of approximately $32,000) was incurred in the second quarter of 2004 relating to this plan. The workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. Payments during the first nine months of 2004 totaled $302,000 and no amounts remain accrued at September 30, 2004.

In August, 2003, the Company initiated a workforce realignment plan which immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003, the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. Approximately $882,000 was paid during the third and fourth quarters of 2003 and at September 30, 2004, approximately $15,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet. The remaining accrual of $15,000 is expected to be paid out in the fourth quarter of 2004.

In order to bring its cost structure more in line with the then current revenue projections, in the first quarter of 2003, the Company recorded a pre-tax charge of approximately $680,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 17 employees. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by $106,000 as a result of lower than expected severance costs related to the workforce reduction. No amounts remain accrued at September 30, 2004. Costs relating to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Condensed Consolidated Statements of Operations.

The amounts accrued for the workforce reduction and office consolidation costs are detailed as follows:

                                   Employee
        (in thousands)            Severance
------------------------------    ---------
Liability at December 31, 2003    $      15
Amounts accrued                         334
Amounts paid                           (302)
Adjustment to liability                 (32)
Liability at September 30, 2004   $      15

4. GOODWILL AND OTHER INTANGIBLE ASSETS:

Non-amortizable intangible assets at September 30, 2004 and December 31, 2003 are composed of:

(in thousands)

                                                    Indefinite-lived
                                      Goodwill         Intangible
                                      ---------     ---------------
Balance at 12/31/03                   $  25,404     $        15,000
    Foreign currency fluctuations          (226)                 --
    Tax benefit to reduce goodwill         (291)                 --
    Purchase accounting
     adjustment for 2003
     acquisition                            (13)                 --
                                      ---------     ---------------
Balance at 9/30/04                    $  24,874     $        15,000
                                      =========     ===============

Amortizable intangible assets at September 30, 2004 and December 31, 2003 are composed of:

(in thousands)

                                        Customer        Non-Compete
                                      Relationships     Agreements
                                      -------------     -----------
Balance at 12/31/03                   $        389      $       432
    2004 amortization                          (31)             (87)
                                      ------------      -----------
Balance at 9/30/04                    $        358      $       345
                                      ============      ===========


Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)

Remainder of 2004:  $ 39
             2005:  $153

             2006:  $149
             2007:  $117
             2008:  $ 28

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

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of September 30, 2004.

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

At September 30, 2004, no amounts were outstanding under the Company's revolving credit loan, $7.5 million was outstanding under the term loan, and $774,000 was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At September 30, 2004, approximately $160,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair value of the swap compared to a decrease in the fair value of approximately $350,000 at December 31, 2003.

With the acquisition of Clinical and Pharmacologic Research, Inc. (CPR), the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note has not been converted at the Maturity Date, the Company has the option to extend the Maturity Date of the note for another three years. The note bears interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest is payable semi-annually. If the Maturity Date is extended, the interest rate will be reset on January 29, 2005 at an annual rate of interest equal to the yield of a three-year United States Treasury Note.

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2004, the CPR shareholders again exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the then remaining $4.0 million of the convertible note that was outstanding at December 31, 2003. A gain of $254,000 has been recorded in the first quarter of 2004 in the Company's Condensed Consolidated Statements of Operations. Similarly, in the second quarter of 2004, the CPR shareholders exercised their put option and the Company paid approximately $1.2 million to settle $1.5 million of the remaining $3.0 million of the convertible note that was outstanding at March 31, 2004. A gain of $343,000 has been recorded in the second quarter of 2004 in the Company's Condensed Consolidated Statements of Operations. The balance which remains outstanding under this convertible note at September 30, 2004 is $1.5 million. The Company intends to continue to repay this convertible note ahead of its original scheduled maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and nine months ended September 30, 2004, and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of its major customers could have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Service Revenues

Net service revenues increased approximately $2.5 million, or 6%, to $42.9 million in the third quarter of 2004 from $40.4 million in the third quarter of 2003. The 6% increase in net service revenues was composed of growth from acquisitions of 3% and an increase in organic net service revenues of 3%. Foreign currency exchange rate fluctuations accounted for a 4% increase in net service revenues in the third quarter of 2004 compared to 2003. In the third quarter of 2004, net service revenues in the European and Asia-Pacific regions increased by approximately $2.2 million or 16% and $437,000 or 30%, respectively, from the same period of the prior year. Net service revenues in North America remained approximately the same from the third quarter of 2003 to the corresponding period in 2004. Net service revenues in North America were impacted by a slowdown in new business from two of the Company's largest customers which completed a merger in 2003 offset by increased business activity from new customers in the first nine months of 2004.

Approximately 41% of the Company's net service revenues were derived from operations outside of North America in the third quarter of 2004 compared to 37% in the corresponding period in 2003. The top five customers based on net service revenues contributed approximately 39% of net service revenues during the third quarter of 2004 compared to approximately 52% of net service revenues during the third quarter of 2003. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 21% of total third quarter 2004 net service revenues compared to approximately 29% of total third quarter 2003 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 31.0% to $8.8 million in the third quarter of 2004 from $12.7 million in the corresponding period of 2003.

Operating Expenses

Direct costs increased approximately $1.4 million, or 6%, to $23.8 million in the third quarter of 2004 from $22.4 million in the third quarter of 2003. The 6% increase in direct costs was composed of growth from an acquisition of 2% and 4% organic growth. Foreign currency exchange rate fluctuations accounted for a 4% increase in direct costs in the third quarter of 2004 compared to 2003. Direct costs expressed as a percentage of net service revenues were 55.4% for both the three months ended September 30, 2004 and the three months ended September 30, 2003.

Reimbursable out-of-pocket costs decreased 31.0% to $8.8 million in the third quarter of 2004 from $12.7 million in the corresponding period of 2003.

Selling, general and administrative expenses increased $1.2 million, or 8%, from $13.8 million in the third quarter of 2003 to $15.0 million in the same quarter of 2004. The 8% increase in SG&A was composed of growth from an acquisition of 3% and organic growth of 5%. Foreign currency exchange rate fluctuations accounted for a 3% increase in selling, general and administrative expenses in the third quarter of 2004 compared to the comparable period of 2003. The remainder of the increase is primarily due to costs associated with compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), specifically compliance with Section 404, Management Assessment of Internal Controls over Financial Reporting, incurred in the third quarter of 2004. Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.9% for the three months ended September 30, 2004 compared to 34.2% for the corresponding 2003 period.

Depreciation and amortization expense decreased by $7,000 in the third quarter of 2004 compared to the third quarter of 2003.

In the third quarter of 2003, the Company recorded a charge of approximately $897,000 for severance and outplacement costs in connection with a workforce realignment plan implemented in August. Approximately $15,000 remains accrued at September 30, 2004 relating to this plan.

Other Income (Expense)

Other Income (Expense) was expense of approximately $566,000 in the third quarter of 2004 compared to an expense of approximately $346,000 in the third quarter of 2003. The decrease in Other Income is primarily due to foreign exchange rate losses of approximately $450,000 in the third quarter of 2004 compared to foreign exchange rate losses of approximately $116,000 in the corresponding period of 2003. Interest expense decreased by approximately $93,000 in the third quarter of 2004 compared to the third quarter of 2003 due to decreased debt outstanding in the third quarter of 2004.

Income Taxes

The Company reported tax expense at an effective rate of 55.6% in the quarter ended September 30, 2004, compared to tax expense at an effective rate of 50.9% in the quarter ended September 30, 2003. The Company continues to record full valuation allowances against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income

The net income for the quarter ended September 30, 2004 was approximately $600,000 or $0.05 per basic and $0.04 per diluted share. For the quarter ended September 30, 2003, including the effects of the charge for severance and outplacement costs, (items totaling expense of approximately $547,000, or $0.04 per share), net income for the quarter ended September 30, 2003 was approximately $344,000 or $0.03 per basic and diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Service Revenues

Net service revenues increased 8% to $124.9 million in the first nine months of 2004 from $116.1 million in the first nine months of 2003. The 8% increase in net service revenues was composed of growth from an acquisition of 3% and an increase in organic net service revenues of 5%. Foreign currency exchange rate fluctuations accounted for a 5% increase in net service revenues in the first nine months of 2004 compared to the first nine months of 2003. In the first nine months of 2004, net service revenues in the European and Asia-Pacific regions increased by approximately $9.9 million or 28% and $1.7 million or 46%, respectively, from the same period of the prior year. Net service revenues in North America declined by approximately $2.7 million, or 4%, from the first nine months of 2003 to the corresponding period in 2004 due primarily to a slowdown in new business from two of the Company's largest customers which completed a merger in 2003.

Approximately 40% of the Company's net service revenues were derived from operations outside of North America in the first nine months of 2004 compared to 33% in the corresponding period of 2003. The top five customers based on net service revenues contributed approximately 41% of net service revenues during the first nine months of 2004 compared to approximately 49% of net service revenues during the first nine months of 2003. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 21% of total net service revenues in the first nine months of 2004 compared to approximately 29% of total net service revenues in the first nine months of 2003. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in the first nine months of either 2004 or 2003.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased

17.8% to $31.8 million in the nine months ended September 30, 2004 from $38.6 million in the corresponding period of 2003.

Operating Expenses

Direct costs increased by 4% from $68.6 million in the first nine months of 2003 to $71.3 million in the first nine months of 2004. The 4% increase in direct costs was composed of organic growth of 2% and growth from an acquisition of 2%. Foreign currency exchange rate fluctuations accounted for the 2% increase in organic direct costs. Direct costs expressed as a percentage of net service revenues were 57.1% for the nine months ended September 30, 2004 compared to 59.1% for the nine months ended September 30, 2003. The decline in direct costs as a percentage of net service revenues is primarily attributable to the mix of direct labor involved in contracts as well as the overall mix of contracts and an increase in net service revenues in the first nine months of 2004 compared to the nine months of 2003.

Reimbursable out-of-pocket costs decreased 17.8% to $31.8 million in the first nine months of 2004 from $38.6 million in the corresponding period of 2003.

Selling, general and administrative expenses increased from $39.3 million in the first nine months of 2003 to $43.6 million in the first nine months of 2004. The increase in selling, general and administrative expenses is the result of a 8% organic increase in SG&A costs and a 3% increase from an acquisition. Foreign currency exchange rate fluctuations accounted for a 4% increase in selling, general and administrative expenses in the first nine months of 2004 compared to the comparable period of 2003. The remainder of the increase is primarily due to increases in healthcare related and other employee related costs and costs related to compliance with Sarbanes-Oxley, specifically compliance with Section 404, in 2004. Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.9% for the nine months ended September 30, 2004 compared to 33.9% for the corresponding 2003 period.

Depreciation and amortization expense increased by 2% in the nine months ending September 30, 2004 compared to the corresponding period of 2003. The increase is primarily due to increased depreciation and amortization relating to the Company's capital expenditures.

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. All amounts related to this plan have been paid in the second quarter of 2004 and no amounts remain accrued at September 30, 2004. In the first quarter of 2003, the Company recorded a charge of approximately $680,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by approximately $106,000 as a result of lower than expected severance costs related to the workforce reduction. In the third quarter of 2003, the Company recorded a charge of approximately $897,000 for severance and outplacement costs in connection with a workforce realignment plan implemented in August. Approximately $15,000 remains accrued at September 30, 2004 relating to this plan.

Other Income (Expense)

Other Income (Expense) was income of $65,000 for the first nine months of 2004 compared to expense of approximately $966,000 in the first nine months of 2003. In the first nine months of 2004, the Company made partial early repayments on its convertible note and recorded gains from these repayments of approximately $597,000. In the first nine months of 2003, the Company recorded a similar gain on partial early retirement of convertible debt of $558,000. Additionally, during the first nine months of 2003 the Company determined that its investment in KendleWits, its 50 percent-owned joint venture in the People's Republic of China, was permanently impaired and accordingly recorded a $405,000 non-cash impairment charge to reduce the carrying value of this investment to zero. In the first nine months of 2004, the Company recorded foreign exchange rate gains of approximately $10,000 compared to foreign currency exchange rate losses of approximately $415,000 in the same period of the prior year. These foreign currency exchange rate gains and losses are primarily the result of fluctuations between the British Pound and the Euro and the United States dollar and the Euro and British Pound.

Income Taxes

The Company reported tax expense at an effective rate of 49.9% in the nine months ended September 30, 2004 compared to tax expense at an effective rate in excess of 100% in the nine months ended September 30, 2003. The Company continues to record full valuation allowances against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income (Loss)

The net income for the nine months ended September 30, 2004, including the effects of the severance charge and gain from debt extinguishment (of $177,000 or $0.02 per share), was approximately $1.5 million or $0.11 per basic and diluted share. Including the effect of the severance charges, the write-off of the investment in KendleWits and the gain from partial early debt extinguishment (items totaling $1.1 million or $0.08 per share), the net loss for the nine months in 2003 was $2.2 million, or $0.17 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $13.0 million for the nine months ended September 30, 2004, as a result of cash used in operating, investing and financing activities of $4.2 million, $4.9 million and $4.0 million, respectively. At September 30, 2004, cash and cash equivalents amounted to $8.8 million. In addition, the Company has approximately $173,000 in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project expenses. Net cash used in operating activities for the period consisted primarily of an increase in accounts receivable and a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $34.1 million at September 30, 2004, and $20.3 million at December 31, 2003.

Investing activities for the nine months ended September 30, 2004, consisted primarily of capital expenditures of approximately $3.4 million, primarily relating to computer equipment, software and $1.3 million of internally developed software, and net purchases of available for sale securities of approximately $1.5 million.

Financing activities for the nine months ended September 30, 2004, consisted primarily of scheduled repayments relating to the Company's credit facility of $2.3 million offset by borrowing on the Company's European Multicurrency Facility of approximately $800,000 and partial early repayments of the Company's convertible debt (see below) of approximately $1.9 million.

The Company had available for sale securities totaling $10.3 million at September 30, 2004 compared to $8.9 million at December 31, 2003.

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

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of September 30, 2004.

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

At September 30, 2004, no amounts were outstanding under the Company's revolving credit loan, $7.5 million was outstanding under the term loan, and $774,000 was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 6.57%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 2.25%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At September 30, 2004, approximately $160,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair value of the swap compared to a decrease in the fair value of approximately $350,000 at December 31, 2003.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2004, the CPR shareholders again exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the then remaining $4.0 million of the convertible note that was outstanding at December 31, 2003. A gain of $254,000 has been recorded in the first quarter of 2004 in the Company's Condensed Consolidated Statements of Operations. Similarly, in the second quarter of 2004, the CPR shareholders exercised their put option and the Company paid approximately $1.2 million to settle $1.5 million of the remaining $3.0 million of the convertible note that was outstanding at March 31, 2004. A gain of $343,000 was recorded in the second quarter of 2004 in the Company's Condensed Consolidated Statements of Operations. The balance which remains outstanding under this convertible note at September 30, 2004 is $1.5 million. The Company intends to continue to repay this convertible note ahead of its original scheduled maturity. The final repayment would occur in the first quarter of 2005.

ADDITIONAL CONSIDERATIONS

On July 15, 2002, two of the Company's major customers, Pharmacia Corp. and Pfizer Inc., announced plans to merge in a stock-for-stock transaction. The merger closed in the second quarter of 2003. Pharmacia and Pfizer combined represent approximately 21% of the Company's net service revenues for the nine months ended September 30, 2004 and approximately 21% of the Company's September 30, 2004, backlog. During the second quarter of 2003, the Company identified a change, coinciding with the completion of the announced merger, in the levels of business received from the combined Pfizer company. Although the level of awards received from Pfizer increased during the second half of 2003 and the first nine months of 2004, the level of awards received has not reached pre-merger levels. The Company has seen the level of business from Pfizer increase in the second and third quarters of 2004, but there is no assurance that the level of business received will meet or exceed the business amounts the Company received from Pharmacia Corp. and Pfizer Inc. in periods prior to the merger. If the level of business does not return to levels experienced prior to the merger, failure to replace this business would have a negative impact on the Company's results of operations and financial position in future years.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we are and have been in the process of documenting, evaluating and testing our internal control systems to allow management to report on, and our independent auditors to test and attest to, the adequacy of our internal controls over financial reporting as of December 31, 2004. A significant amount of management time and resources are being expended in this effort. Although the Company's review continues with the goal of completion by the specified deadline, circumstances may impede the Company's ability to comply in a timely manner with all requirements of Section 404 as there is no precedent available by which to measure the adequacy of compliance.

MARKET RISK

Interest Rates

The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available for sale securities are recorded at fair value in the condensed consolidated financial statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At September 30, 2004, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.0 million.

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

In 2004, the Company recorded exchange rate losses of approximately $450,000 in the quarter ended September 30, 2004 and exchange rate gains of approximately $10,000 for the nine months ended September 30, 2004.

The Company's condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were approximately $648,000 at September 30, 2004 compared to $1.2 million at December 31, 2003.

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

Long-Lived Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2003 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. During the first nine months of 2004, no events arose that indicated a need for an interim impairment analysis. In addition to goodwill, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life. During the first nine months of 2004, no event or events have occurred which would indicate a need to adjust the indefinite useful life of this asset.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2003, during discussions on EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", the EITF reached a consensus which requires quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 224 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. At the March 2004 EITF meeting, the Task Force reached a consensus on a three-step impairment model. Except for disclosure requirements already in place, the Issue 03-01 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The adoption of this standard has no material effect on the Company's consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries are made known to them by others within those entities.

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

      31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports filed on Form 8-K during the quarter:

      On August 2, 2004 the Company filed a Form 8-K to disclose the non-GAAP financial measures included in its press release announcing its second quarter 2004 results of operations and financial condition and the reasons for including the non-GAAP financial measures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             KENDLE INTERNATIONAL INC.

                                             By: /s/ Candace Kendle
                                                 -------------------------------
Date: November 9, 2004                           Candace Kendle
                                                 Chairman of the Board and Chief
                                                 Executive Officer

                                             By: /s/ Karl Brenkert III
                                                 -------------------------------
Date: November 9, 2004                           Karl Brenkert III
                                                 Senior Vice President - Chief
                                                 Financial Officer

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