Form 10-K
period 2004-12-31
KENDLE INTERNATIONAL INC
filed 2005-03-16
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Year Ended December 31, 2004
                                       OR

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

The aggregate market value of the Registrant's Common Stock at June 30, 2004 held by non-affiliates was $71,501,140 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on June 30, 2004 of $7.61). Shares of Common Stock held by each Executive Officer and Director and by any person who owns 10% or more of the outstanding Common Stock have been excluded in that such person might be deemed to be an affiliate.

As of February 28, 2005, 13,304,672 shares of no par value Common Stock were issued and 13,284,775 shares of no par value Common Stock were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2005 Annual Meeting of Shareholders to be held May 5, 2005 are incorporated by reference into Part III.

See Exhibit Index on page 20.

                            KENDLE INTERNATIONAL INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                                               Page
                                                                                                                               -----
Part I

          Item 1 - Business..................................................................................................    3
          Item 2 - Properties................................................................................................    4
          Item 3 - Legal Proceedings.........................................................................................    4
          Item 4 - Submission of Matters to a Vote of Security Holders.......................................................    4

Part II

          Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters........... .........................    4
          Item 6 - Selected Financial Data................................. .................................................    5
          Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    6
          Item 7A - Quantitative and Qualitative Disclosures about Market Risk...............................................   15
          Item 8 - Financial Statements and Supplementary Data...............................................................   15
          Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...                      16
          Item 9A - Controls and Procedures..................................................................................   16
          Item 9B - Other Information........................................................................................   17

Part III
          Item 10 - Directors and Executive Officers of the Registrant.......................................................   17
          Item 11 - Executive Compensation............................... ...................................................   18
          Item 12 - Security Ownership of Certain Beneficial Owners and Management...........................................   19
          Item 13 - Certain Relationships and Related Transactions...........................................................   19
          Item 14 - Principal Accounting Fees and Services...................................................................   19

Part IV
          Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................   20

Signatures

                                     PART I

ITEM 1.

                                    BUSINESS

Kendle International Inc. (the "Company") , an Ohio corporation established in 1989, is a contract research organization (CRO) that provides a broad range of Phase I through IV clinical research and drug development services to the pharmaceutical and biotechnology industries. The Company augments the research and development activities of pharmaceutical and biotechnology companies by offering high quality, value added clinical research services and proprietary information technology designed to reduce drug development time and expense. The Company is managed in one reportable segment encompassing contract services related to Phase I through IV clinical trials.

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

Revenues from the top five customers accounted for approximately 39% of the Company's total net service revenues for the year ended December 31, 2004. The Company's net service revenues from Pfizer Inc. accounted for approximately 20% of the Company's net service revenues for the year ended December 31, 2004. No other customer accounted for more than 10% of the Company's net service revenues for the year.

Segment and geographic information of the Company is contained in Note 16 to the Consolidated Financial Statements.

Backlog

Backlog is based on signed contracts and letters of intent. Backlog at December 31, 2004 was approximately $149 million compared to approximately $119 million at December 31, 2003. Total backlog plus verbally awarded business at December 31, 2004 was approximately $240 million compared to approximately $186 million at December 31, 2003. No assurance can be given that the Company will be able to realize the net service revenues that are included in the backlog and verbal awards. Backlog and verbal awards are not necessarily meaningful indicators of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed by the sponsor or by regulatory authorities.

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

Employees

As of February 28, 2005, the Company had approximately 1,765 employees. None of the Company's employees are covered by a collective bargaining agreement.

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

ITEM 2.

                                   PROPERTIES

The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company's principal executive offices are located in Cincinnati, Ohio, where it leases approximately 111,000 square feet under a lease expiring in 2009. The Company also maintains offices in various other North American, European and Australian locations, as well as in Central America and South Africa.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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


                        First     Second     Third    Fourth
                       --------  --------  --------  --------
2004 Quarter
Ranges of stock price
    High               $  10.39  $   9.74  $   7.75  $   9.29
    Low                    6.15      7.00      5.29      5.00
2003 Quarter
Ranges of stock price
    High                  10.10      6.80      7.24      7.50
    Low                    3.05      3.35      4.43      5.25

The number of holders of record of Kendle International Inc. common stock was 183 as of February 28, 2005. This total excludes shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future, but instead intends to reinvest earnings in its business.

Securities Authorized Under Equity Compensation Plans:

The information required for Securities Authorized Under Equity Compensation Plans can be found in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management of this Annual Report on Form 10-K.

ITEM 6.

                             SELECTED FINANCIAL DATA

(in thousands, except per share data)
FOR THE YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF OPERATIONS (1)                   2004           2003           2002           2001           2000
-----------------------------------------------------    ----------     ----------     ----------     ----------     ----------
Net service revenues                                     $  172,888     $  156,221     $  165,173     $  154,302     $  120,487
Reimbursable out-of-pocket revenues                          42,980         53,436         48,841         40,197         35,651
                                                         ----------     ----------     ----------     ----------     ----------
Total revenues                                              215,868        209,657        214,014        194,499        156,138

Costs and expenses:
    Direct costs                                             96,909         91,133         98,438         93,729         74,077
    Reimbursable out-of-pocket costs                         42,980         53,436         48,841         40,197         35,651
    Selling, general and administrative                      59,797         52,402         48,646         44,047         39,249
    Depreciation and amortization                             9,175          9,057          8,347          9,988          7,930
    Employee severance and office consolidation costs           302          1,468            408           (766)         2,980
    Goodwill impairment                                          --             --         67,745             --             --
                                                         ----------     ----------     ----------     ----------     ----------
Total costs and expenses                                    209,163        207,496        272,425        187,195        159,887
Income (loss) from operations                                 6,705          2,161        (58,411)         7,304         (3,749)
Interest income                                                 400            334            534            903            988
Interest expense                                               (776)        (1,039)        (1,219)          (877)          (643)
Other                                                          (873)          (725)           (61)            23           (292)
Investment impairment                                            --           (405)        (1,938)            --             --
Gain on debt extinguishment                                     597            558             --             --             --
                                                         ----------     ----------     ----------     ----------     ----------
Income(loss)before income taxes                               6,053            884        (61,095)         7,353         (3,696)
Income taxes                                                  2,481          2,574         (6,295)         3,147         (1,566)
                                                         ----------     ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                        $    3,572     $   (1,690)    $  (54,800)    $    4,206     $   (2,130)

INCOME (LOSS) PER SHARE DATA
Basic:
    Net income (loss) per share                          $     0.27     $    (0.13)    $    (4.30)    $     0.34     $    (0.18)
    Weighted average shares                                  13,166         12,973         12,734         12,251         11,708
Diluted:
    Net income (loss) per share                          $     0.27     $    (0.13)    $    (4.30)    $     0.33     $    (0.18)
    Weighted average shares                                  13,391         12,973         12,734         12,858         11,708

CONSOLIDATED BALANCE SHEET DATA 1
Working capital                                          $   40,714     $   38,523     $   41,451     $   36,664     $   39,396

Total assets                                                162,680        154,415        155,397        204,051        176,519
Total short and long-term debt                                9,853         15,503         21,236         16,217          2,746
Total shareholders' equity                                  102,775         96,369         94,360        142,307        132,870

1 From 2000 to 2004, the Company made four acquisitions. See Note 13 to the
    Consolidated Financial Statements.


ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below is derived from the Company's Consolidated Financial Statements and the related notes thereto, which are included herein, and should be read in conjunction therewith.

COMPANY OVERVIEW

Kendle International Inc. (the Company) is a global clinical research organization (CRO) that delivers integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services on a contract basis to the pharmaceutical and biotechnology industries. The Company has operations in North America, Latin America, Europe, Asia, Africa and Australia. The Company is managed in one reportable segment encompassing contract services related to Phase I through IV clinical trials.

The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into, and the balance is received in installments over the contract's duration, in most cases on a milestone-achievement basis. Net service revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company recognizes revenue under units-based contracts as units are completed multiplied by the contract per-unit price. Finally, at one of the Company's subsidiaries, the contracts are of a short-term nature and revenue is recognized under the completed contract method of accounting.

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

Depreciation and amortization expenses consist of depreciation and amortization costs recorded on a straight-line method over the useful life of the property or equipment and internally developed software. Intangible assets with indefinite useful lives are reviewed at least annually for impairment. In 2002, the Company recorded a goodwill impairment charge of $67.7 million. See Note 6 in Notes to Consolidated Financial Statements for further detail on the 2002 goodwill impairment charge.

The CRO industry in general continues to depend on the research and development efforts of its principal biopharmaceutical customers, and the Company believes this dependence will continue. The loss of business from any of the major customers could have a material adverse effect on the Company.

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

ACQUISITIONS

On October 1, 2003, the Company completed its acquisition of Mexican CRO Estadisticos y Clinicos Asociados, S.A. (ECA). ECA is a Phase I-IV contract research organization located in Mexico City, Mexico. With the acquisition, the Company expanded its capability to conduct clinical trials in Latin America. The Company acquired substantially all the assets and assumed certain liabilities of ECA for a purchase price of approximately $3.6 million in cash, including acquisition costs.

In 2002, the Company acquired the assets of Clinical and Pharmacologic Research, Inc. (CPR), located in Morgantown,West Virginia. Further information regarding the Company's acquisitions is included in Note 13 to the Consolidated Financial Statements.

The results of operations for these acquisitions are included in the Company's Consolidated Statements of Operations from the date of acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

Net service revenues increased 11% to $172.9 million for 2004 from $156.2 million in 2003. Excluding the impact of foreign currency exchange rates, net service revenues increased 6% in 2004. The 11% increase in net service revenues is composed of growth in organic revenues of 9% and growth of 2% due to the Company's acquisition. Net service revenues in North America were at similar levels in 2004 as compared to 2003, with the majority of the Company's resulting growth coming from its European operations. Revenue from the Company's Phase I unit in the Netherlands grew by approximately 13% due to increased customer demand for Phase I services in 2004.

Approximately 41% of the Company's net service revenues in 2004 were derived from its operations outside of North America as compared to 34% in 2003. Revenues from the Company's top five customers accounted for approximately 39% and 47% of net service revenues in 2004 and 2003, respectively. Net service revenues from Pfizer Inc. (including the former Pharmacia Corp.) accounted for approximately 20% of the total 2004 net service revenues as compared to 27% for 2003. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the Company's net service revenues in either 2004 or 2003.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 19.6% to $43.0 million in 2004 from $53.4 million in 2003. The decrease is primarily due to a decrease in the number of contracts in which the Company is paying investigators on behalf of its customers.

Operating Expenses

Direct costs increased by 6% from $91.1 million in 2003 to $96.9 million in 2004. The 6% increase in direct costs is composed of a 5% increase in organic direct costs and a 1% increase in direct costs due to the Company's acquisition. Foreign currency exchange rate fluctuations accounted for the majority of the increase in direct costs. Direct costs as a percentage of net service revenues were 56.1% and 58.3% in 2004 and 2003, respectively. The improvement in gross margin is attributable primarily to increased utilization of billable employees as well as the overall mix of contracts.

Reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket costs decreased 19.6% to $43.0 million in 2004 from $53.4 million in 2003. The decrease is primarily due to a decrease in the number of contracts in which the Company is paying investigators on behalf of its customers.

Selling, general and administrative expenses increased by 14% to $59.8 million in 2004 from $52.4 million in 2003. The 14% increase in SG&A costs is composed of a 13% increase in organic SG&A costs and a 1% increase in SG&A costs due to the Company's acquisition. Foreign currency exchange rate fluctuations accounted for a 4% increase in selling, general and administrative expenses in 2004 as compared to 2003. Primary reasons for the increase in SG&A costs included increased accounting costs related to compliance with the Sarbanes-Oxley Act of 2002, specifically compliance with Section 404; increased costs relating to the Company's expansion into new geographies; and increased SG&A costs in Europe to support the growth in the Company's European business.

Depreciation and amortization increased by $0.1 million in 2004, or 1% over 2003.

In the first quarter of 2004, to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan, which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan affected approximately 3 percent of the Company's North American workforce. All amounts related to this plan were paid in the second quarter of 2004 and no amounts remain accrued at December 31, 2004. In the first quarter of 2003, the Company recorded a charge of approximately $680,000 for severance and outplacement benefits related to a workforce reduction program which affected approximately 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by approximately $106,000 as a result of lower-than-expected severance costs related to the workforce reduction. In the third quarter of 2003, the Company recorded a charge of approximately $897,000 for severance and outplacement costs in connection with a workforce realignment plan implemented in August. Approximately $15,000 remains accrued at December 31, 2004, related to this plan.

Other Income

Total other income (expense) was expense of $0.7 million in 2004 compared to an expense of approximately $1.3 million in 2003. In 2004 the Company recorded foreign currency transaction losses of approximately $591,000 as a result of fluctuations between the British Pound and the Euro and between the U.S. dollar and either the Euro or the British Pound compared to foreign currency transaction losses of approximately $449,000 in 2003. In 2004, the Company made partial early repayments on its convertible note and recorded gains from these repayments of approximately $597,000. In 2003, the Company recorded a similar gain on partial early retirement of convertible debt of $558,000. In the second quarter of 2003, the Company determined that its investment in KendleWits, its 50% owned joint-venture in the People's Republic of China was permanently impaired and recorded a $405,000 non-cash charge to reduce the carrying value of its investment to zero.

Income Taxes

The Company recorded a tax expense at an effective rate of 41% in 2004 compared to tax expense at an effective rate in excess of 100% in 2003. The improvement in the effective rate in 2004 is primarily due to the improvement in operating results at the Company's European subsidiaries that have valuation allowances against net operating loss carryforwards. Valuation allowances in 2003 against these net operating loss carryforwards amounted to approximately $1.4 million. Because Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations that generate the pre-tax earnings.

Net Income

The net income for 2004, including the effects of the severance charge and gain from debt extinguishment (of approximately $177,000 or $0.02 per share), was approximately $3.6 million or $0.27 per basic and diluted share. Inclusive of the severance and outplacement charges, the write-off of the KendleWits investment and the gain on early partial extinguishment of debt (items with an aggregate after-tax impact of approximately $1.1 million, or $0.08 per share), the net loss for 2003 was $1.7 million or $0.13 per basic and diluted share.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

Net service revenues decreased 5% to $156.2 million for 2003 from $165.2 million in 2002. Excluding the impact of foreign currency exchange rates, net service revenues decreased 10% in 2003. The 5% decrease in net service revenues consists of a decline in organic revenues of 6% offset by growth due to the Company's acquisitions of 1%. Net service revenues in North America declined by approximately $18.1 million in 2003 compared to 2002. The decline in North American net service revenues was partially offset by an increase in net service revenues in both the European and Asia-Pacific regions, which increased by approximately $7.5 million and $1.7 million, respectively. The decline in North American net service revenues is due to an overall slowdown in new business in the first half of 2003 and, in particular, a slowdown in new business from two of the Company's largest customers, which completed a merger in 2003. In addition, project delays and cancellations adversely impacted net service revenues in the first half of 2003 compared to 2002. Finally, in 2003 net service revenue recorded on contracts in which costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $3.6 million.

Approximately 34% of the Company's net service revenues in 2003 were derived from the Company's operations outside the United States as compared to 27% in 2002. Revenues from the top five customers accounted for approximately 47% and 46% of net service revenues in 2003 and 2002, respectively. Net service revenues from Pfizer Inc. (including the former Pharmacia Corp.) accounted for approximately 27% of the total 2003 net service revenues as compared to 29% for Pfizer and Pharmacia combined in 2002. The Company's revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the Company's net service revenues in either 2003 or 2002.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 9.4% to $53.4 million in 2003 from $48.8 million in 2002.

Operating Expenses

Direct costs decreased by $7.3 million, or 7%, for 2003 as compared to 2002. The 7% decrease in direct costs is composed of an 8% decline in organic direct costs offset by an 1% increase in direct costs due to the Company's acquisitions. Foreign currency exchange rate fluctuations accounted for a 5% increase in direct costs in 2003 as compared to 2002. The decrease in organic direct costs is due to the reduced usage of outside contractors working on Company contracts as well as the workforce realignment and other cost containment measures implemented in 2003. In addition, in 2003, direct costs recorded on contracts in which costs paid to investigators and other out-of-pocket costs are fixed by the contract terms and recorded as direct costs and net service revenues decreased by approximately $3.6 million. Direct costs as a percentage of net service revenues were 58.3% and 59.6% in 2003 and 2002, respectively. The decline in direct costs as a percentage of net service revenues is attributable primarily to the mix of direct labor involved in contracts as well as the overall mix of contracts in 2003 as compared to 2002. In addition, contributing to the decline was a decrease in the number of contracts in which investigator and other out-of-pocket costs were fixed by the contract terms and, accordingly, net service revenue was recorded at little or no margin.

Reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket costs increased 9.4% to $53.4 million in 2003 from $48.8 million in 2002.

Selling, general and administrative expenses increased by $3.8 million or 8% from 2002 to 2003. The 8% increase in selling, general and administrative costs is composed of a 6% increase in organic SG&A costs and a 2% increase in SG&A costs due to the Company's acquisition. Foreign currency exchange rate fluctuations in 2003 accounted for a 4% increase in selling, general and administrative expenses as compared to 2002. The remainder of the increase in organic SG&A costs is due primarily to broad-based employee incentive compensation amounts accrued in 2003 that were not present in 2002. Selling, general and administrative expenses expressed as a percentage of net revenues were 33.5% for 2003 and 29.5% for 2002. The increase in these costs as a percentage of net service revenues is due primarily to the increase in SG&A expenses as discussed previously and a smaller net service revenue base.

Depreciation and amortization expense increased by $0.7 million or 9% in 2003 as compared to 2002. The increase is due primarily to increased depreciation and amortization relating to the Company's capital expenditures of $5.6 million during 2003.

In the first quarter of 2003, to bring its cost structure more in line with the then-current revenue projections, the Company recorded a charge of approximately $680,000 for severance and outplacement benefits related to a workforce reduction program which affected approximately 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by approximately $106,000 as a result of lower - than-expected severance costs related to the workforce reduction. In the third quarter of 2003, the Company recorded a charge of approximately $897,000 for severance and outplacement costs in connection with a workforce realignment plan implemented in August. In the third quarter of 2002, the Company committed to a plan to consolidate its three New Jersey offices into one central office, located in Cranford, New Jersey. The Company previously had maintained separate offices in Princeton, Cranford and Fort Lee, New Jersey. In connection with the office consolidation, the Company recorded a pre-tax charge of $408,000 in 2002, consisting primarily of facility lease costs and severance, employee retention and outplacement costs.

In the fourth quarter of 2002, the Company recognized a goodwill impairment charge of $67.7 million in accordance with SFAS No. 142. The impairment charge is presented as a separate line item as a component of loss from operations in the Company's Consolidated Statements of Operations. For more discussion on this charge, see Note 6 in the Company's Notes to Consolidated Financial Statements.

Other Income

Total other income (expense) was expense of $1.3 million in 2003 compared to expense of approximately $2.7 million in 2002. In the second quarter of 2003, the Company determined that its investment in KendleWits, its 50% owned joint-venture in China, was permanently impaired and recorded a $405,000 non-cash charge to reduce the carrying value of its investment to zero. Also in the second quarter of 2003, the Company made a partial early repayment on its $6 million convertible note and recorded a gain of approximately $558,000 from this early partial debt extinguishment. In addition, in 2003, the Company recorded foreign currency transaction losses of approximately $449,000 as a result of the British pound and U.S. dollar weakening against the euro. In the second quarter of 2002, the Company recorded a $1.9 million non-cash charge to write-off its investment in Digineer, Inc., a healthcare consulting and software development company that adopted a plan to cease operations during 2002. Foreign currency transaction gains amounted to approximately $147,000 in 2002.

Income Taxes

The Company reported a tax expense at an effective rate in excess of 100% in 2003 as compared to a tax benefit at an effective rate of 10.3% for 2002. The Company's effective tax rate in 2003 and 2002 was affected negatively by a number of factors. In 2003, the Company continued to record valuation allowances against net operating loss carryfowards in certain of its European subsidiaries. Valuation allowances in 2003 against these net operating loss carryforwards amounted to approximately $1.4 million. The write-off of the Digineer investment in 2002 is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company recorded a valuation allowance against this deferred tax asset and accordingly, no income tax benefit was recorded. In addition, a tax benefit was recorded on only that portion of the goodwill impairment charge recorded in 2002 which will be deductible in future tax periods. In 2002, the valuation allowance relating primarily to net operating loss carryforwards in certain European subsidiaries of the Company amounted to approximately $3.5 million. Since Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations that generate the pre-tax earnings.

Net Income

Inclusive of the severance and outplacement charges, the write-off of the KendleWits investment and the gain on early partial extinguishment of debt (items with an aggregate after-tax impact of approximately $1.1 million, or $0.08 per share), the net loss for 2003 was $1.7 million or $0.13 per basic and diluted share. Inclusive of the goodwill impairment charge, the write-off of the Digineer investment, office consolidation costs and the tax valuation allowance discussed previously (items with an aggregate after-tax impact of approximately $59.9 million, or $4.68 per share), the net loss for 2002 was $54.8 million or $4.30 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, cash and cash equivalents decreased by $4.1 million as a result of cash provided by operating activities of $7.9 million offset by cash used in investing activities of $6.8 million and cash used in financing activities of $5.4 million. In addition, the Company has restricted cash of approximately $971,000, which represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer. Net cash provided by operating activities consisted primarily of net income increased by non-cash adjustments (primarily depreciation and amortization) offset by an increase in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Accounts receivable, net of advance billings, increased from $20.3 million at December 31, 2003 to $31.1 million at December 31, 2004.

Cash flows from investing activities for the year ended December 31, 2004 consisted primarily of capital expenditures of $5.3 million and net purchases of available for sale securities of $1.5 million.

Cash flows from financing activities for the year ended December 31, 2004 consisted primarily of net payments under the Company's credit facilities of $3.0 million, partial repayments of the Company's convertible debt of $1.9 million and payments of capital lease obligations of approximately $975,000.

In 2003, cash and cash equivalents increased by $9.1 million as a result of cash provided by operating activities of $14.2 million offset by cash used in investing activities of $0.7 million and cash used in financing activities of $5.2 million. In addition, the Company has $1.8 million in restricted cash which represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project related expenses, primarily investigator fees, upon authorization from the customer. Net cash provided by operating activities consisted primarily of the net loss increased by non-cash adjustments (primarily depreciation and amortization) and a decrease in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer. Accounts receivable, net of advance billings, decreased from $24.7 million at December 31, 2002 to $20.3 million at December 31, 2003.

Cash flows from investing activities for the year ended December 31, 2003 consisted primarily of capital expenditures of $5.6 million and costs related to the acquisition of ECA of $3.6 million (net of cash acquired), offset by net proceeds from the sale of available for sale securities of $8.4 million.

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

The Company had available for sale securities totaling $10.3 million and $8.9 million at December 31, 2004 and 2003, respectively.

Cash used for capital expenditures was $5.3 million, $5.6 million and $9.0 million in 2004, 2003 and 2002, respectively.

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

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed-coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of December 31, 2004.

The $5.0 million Multicurrency Facility is composed of a Euro overdraft facility up to the equivalent of $3.0 million and a pound sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or, (b) the Bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined).

At December 31, 2004, no amounts were outstanding under the Company's revolving credit loan, $6.8 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.82%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.5%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. At December 31, 2004, approximately $92,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair value of the swap compared to a decrease in the fair value of approximately $350,000 at December 31, 2003.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt will be recorded when paid as a gain in the Company's Consolidated Statements of Operations. In the first quarter of 2004, the CPR shareholders exercised their put option and the Company paid approximately $750,000 to settle $1.0 million of the then remaining $4.0 million of the convertible note that was outstanding at December 31, 2003. A gain of $254,000 has been recorded in the first quarter of 2004 in the Company's Consolidated Statements of Operations. Similarly, in the second quarter of 2004, the CPR shareholders exercised their put option and the Company paid approximately $1.2 million to settle $1.5 million of the remaining $3.0 million of the convertible note that was outstanding at March 31, 2004. A gain of $343,000 was recorded in the second quarter of 2004 in the Company's Consolidated Statements of Operations. The balance which remains outstanding under this convertible note at December 31, 2004 is $1.5 million. The final repayment occurred in the first quarter of 2005.

The Company's primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under the Facility and the Multicurrency Facility, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider the acquisition of businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financings will be available on terms acceptable to the Company.

CONTRACTUAL OBLIGATIONS

Future minimum payments for all contractual obligations for years subsequent to December 31, 2004 are as follows:

(in thousands)                   2005       2006-2007     2008-2009    After 2009      Total
--------------------------  ------------  ------------  ------------  ------------  ------------

Capital lease obligations,
    including interest      $        784  $        649  $        264  $         --  $      1,697
Operating leases                   7,471        13,930         9,841         2,917        34,159

Purchase obligations                 535           535            --            --         1,070
Debt payments                      3,000         3,750            --            --         6,750
Convertible note                   1,500            --            --            --         1,500

Total                       $     13,290  $     18,864  $     10,105  $      2,917  $     45,176

Short-term obligations arising in the ordinary course of business are excluded from the above table.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make significant estimates and assumptions that affect the reported Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.

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

As the Company provides services on projects, the Company also incurs third-party and other pass-through costs, which are typically reimbursable by its customers pursuant to the contract. In certain contracts, however, these costs are fixed by the contract terms. In these contracts, the Company is at risk for costs incurred in excess of the amounts fixed by the contract terms. In these instances, the Company recognizes these costs as direct costs with corresponding net service revenues. Excess costs incurred above the contract terms would affect negatively the Company's gross margin.

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

Long-Lived Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. In 2002, the Company recorded a goodwill impairment charge of $67.7 million. At December 31, 2003 and December 31, 2004 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. In addition, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life.

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

ADDITIONAL CONSIDERATIONS

On July 15, 2002, two of the Company's major customers, Pharmacia Corp. and Pfizer Inc., announced plans to merge in a stock-for-stock transaction. The merger closed in the second quarter of 2003. Pharmacia and Pfizer combined represent approximately 20% of the Company's net service revenues for the year ended December 31, 2004 and approximately 16% of the Company's December 31, 2004, backlog. During the second quarter of 2003, the Company identified a change, coinciding with the completion of the announced merger, in the levels of business received from the combined Pfizer company. Although the level of awards received from Pfizer increased during the second half of 2003 and in 2004, the level of awards received has not reached pre-merger levels. There is no assurance that the level of business received will meet or exceed the business amounts the Company received from Pharmacia Corp. and Pfizer Inc. in periods prior to the merger.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued State of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FAS Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Public entities will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the impact SFAS 123(R) will have on its reported earnings.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance under FAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, enacted on October 22, 2004, creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. The Company has evaluated the effects of the repatriation provision and does not plan to repatriate undistributed income earned abroad. Therefore, the provisions of FSP 109-2 have no material effect on the Company's Consolidated Financial Statements.

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

Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competitive factors, outsourcing trends in the pharmaceutical industry, changes in the financial conditions of the Company's customers, potential mergers and acquisitions in the pharmaceutical industry, the Company's ability to manage growth, the Company's ability to complete additional acquisitions and to integrate newly acquired businesses, the Company's ability to penetrate new markets, competition and consolidation within the industry, the fixed price nature of contracts or the loss of large contracts, cancellation or delay of contracts, the progress of ongoing projects, cost overruns, fluctuations in the Company's sales cycle, the ability to maintain large customer contracts or to enter into new contracts, the effects of exchange rate fluctuations, the carrying value of and impairment of the Company's investments and the other risk factors set forth in the Company's filings with the Securities and Exchange Commission, copies of which are available upon request from the Company's Investor Relations department. The Company's growth and ability to achieve operational and financial goals is dependent upon its ability to attract and retain qualified personnel. If the Company fails to hire, retain and integrate qualified personnel, it will be difficult for the Company to achieve its financial and operational goals. No assurance can be given that the Company will be able to realize the net service revenues included in backlog and verbal awards. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future results.

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

The Company's Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Consolidated Financial Statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity in the Consolidated Balance Sheet, were $2.7 million at December 31, 2004 compared to $1.2 million at December 31, 2003.

Interest Rates

The Company is exposed to changes in interest rates on its available for sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available for sale securities are recorded at fair value in the Consolidated Financial Statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At December 31, 2004, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.0 million.

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

ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to report.

ITEM 9A.                   CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

The management of Kendle International Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Kendle's system of internal control was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company's internal control over financial reporting is effective based on those criteria.

Deloitte and Touche LLP, Kendle's independent auditors, have issued an audit report on our assessment of the company's internal control over financial reporting. This report appears below.


_________________      Chairman of the Board of                 March 16, 2005
Candace Kendle         Directors, Chief Executive
                       Officer and Principal Executive
                       Officer

_________________      Senior Vice President,                   March 16, 2005
Karl Brenkert III      Chief Financial Officer,
                       Treasurer and Principal Financial
                       and Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kendle International Inc. Cincinnati, Ohio


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Kendle International Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

      DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 16, 2005

ITEM 9B              OTHER INFORMATION

Nothing to report.

                                    PART III

ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled "Information about Nominees" contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

AUDIT COMMITTEE

Information regarding the members of the audit committee and the audit committee financial expert is set forth in the section entitled "Audit Committee" under the heading "Committees of the Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. Notwithstanding the foregoing, the "Report of the Audit Committee", which is set forth in the section entitled "Audit Committee", is not incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 1, 2005 were as follows:

         NAME          AGE              POSITION                   OFFICER SINCE
---------------------  ---  -------------------------------------- -------------
Candace Kendle          58  Chief Executive Officer and Chairman        1989
                            of the Board of Directors

Christopher C. Bergen   54  President, Chief Operating                  1989
                            Officer and Director

Simon Higginbotham      43  Vice President and Chief                    2004
                            Marketing Officer

Karl Brenkert III       57  Senior Vice President, Chief Financial      2002
                            Officer and Treasurer

Douglas W. Campbell     41  Vice President , Secretary                  2004
                            and Chief Legal Officer

Background information regarding Dr. Kendle and Mr. Bergen is set forth in a section entitled "Information about Nominees." Background information regarding Mr. Higginbotham, Mr. Brenkert and Mr. Campbell is set forth in a section entitled "Securities Ownership of Management." Both sections are contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission, and the information in those sections is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information on compliance with Section 16(a) of the Exchange Act set forth in the sections entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

CODE OF ETHICS

The Company has adopted a Code of Ethics and Conduct, which applies to the Company's employees, including its chief executive officer and its principal financial and accounting officer. The Code of Ethics and Conduct is available on the Company's Web site at www.kendle.com. Amendments to the Code of Ethics and Conduct will be posted to the Company's Web site. In addition, the Company will make available, free of charge, to any person, a copy of its Code of Ethics and Conduct upon written request submitted to the Company. This written request should be addressed to the Company's Secretary at the Company's principal executive offices.

ITEM 11.

                             EXECUTIVE COMPENSATION

The information required by this item is set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission under the heading "Election of Directors" and within the following sections under such heading: "Executive Compensation" , "Stock Options", "Compensation of Directors", "Protective Compensation and Benefits Agreement" and "Compensation Committee Interlocks and Insider Participation." The information required by this item also is set forth under the section entitled "Management Development and Compensation Committee" in the definitive proxy statement to be filed with the Securities and Exchange Commission. The information set forth in each of the foregoing sections is incorporated herein by reference.

ITEM 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on the number of shares beneficially owned by each Director and by all Directors and Executive Officers as a group is set forth in the section entitled "Securities Ownership of Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.

Information on the number of shares beneficially owned by any person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock is set forth in the section entitled "Principal Shareholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.

The following table presents summary information at December 31, 2004 with respect to all the Company's equity compensation plans.

                      Equity Compensation Plan Information

                                             (a)                              (b)                               (c)
                                                                                                   Number of securities remaining
                                 Number of Securities to be       Weighted-average exercise        available for future issuance
                                 issued upon exercise of          price of outstanding options,    under equity compensation plans
                                 outstanding options, warrants    warrants and rights (1)          (excluding securities reflected
Plan Category                    and rights (1)                                                    in column (a))
-----------------------------    -----------------------------    -----------------------------    -------------------------------
Equity compensation plans                  2,000,373                  $         10.51                         1,125,728
approved by security holders
                                           ---------                  ---------------                         ---------
Equity compensation plans not                     --                               --                                --
                                           ---------                  ---------------                         ---------
approved by security holders
     Total                                 2,000,373                  $         10.51                         1,125,728
                                           ---------                  ---------------                         ---------

(1) Excludes the 2003 Directors' Compensation Plan under which no options, warrants or rights are granted.

ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.

ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is contained in the sections entitled "Audit Committee's Pre-Approval Policies and Procedures" and "Fees Paid to Independent Public Accountant" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 15.

                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) (1) and (2) - All financial statements and schedules required to be filed by Item 8 of this Form 10-K and included in this report are listed beginning on page F-1. No additional financial statements or schedules are being filed as the required information is not applicable or because the information is required and is included in the respective financial statements or notes thereto.

            (3) Exhibits - Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits hereto.

Exhibit
Number                            Description of Exhibit                            Filing Status
------   -------------------------------------------------------------------------- -------------
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

10.20           MANAGEMENT CONTRACTS AND COMPENSATION PLANS

         (a)    1995 Stock Option and Stock Incentive Plan                                 A

         (b)    1995 Stock Option and Stock Incentive Plan -- Individual Stock
                Option Agreement for Incentive Stock Option (contained in Exhibit
                10.20(a))                                                                  A

         (c)    1997 Stock Option and Stock Incentive Plan                                 A

         (c)(1) Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan              P

         (c)(2) Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan              L

         (c)(3) Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan              P

         (c)(4) Form of Restricted Stock Award Agreement                                   T

         (d)    Form of Protective Compensation and Benefit Agreement                      A

         (e)    1998 Employee Stock Purchase Plan                                          D

         (e)(1) Amendment No. 1 to 1998 Employee Stock Purchase Plan                       P

         (e)(2) Amendment No. 2 to 1998 Employee Stock Purchase Plan                       P

         (e)(3) Amendment No. 3 to 1998 Employee Stock Purchase Plan                       P

         (n)    2003 Directors Compensation Plan                                           R

14       Code of Ethics                                                                    S

21       List of Subsidiaries                                                              T

23.1     Consent of PricewaterhouseCoopers LLP                                             T

23.2     Consent of Deloitte & Touche LLP                                                  T

24       Powers of Attorney                                                                T

31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)           T

31.2     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)           T

32.1     Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes- Oxley Act of 2002- Chief Executive Officer           T

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

O Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002

P Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002

Q Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003

R Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003

S Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003

T     Filed herewith

The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproduction charges.

      (b) Exhibits required by this Form 10-K:

      See (a)(3) above.

      (c) Financial Statements and Schedules

      See (a)(2) above.

                            Kendle International Inc.

                   Index to Consolidated Financial Statements

                                                                                                               Page
Report of Independent Registered Public Accounting Firms                                                        F-2
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.                     F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003.                                                   F-4
Consolidated Statements of Shareholder's Equity for the years ended December 31, 2004, 2003 and 2002.           F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.                     F-6
Notes to Consolidated Financial Statements.                                                                     F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kendle International Inc. Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Kendle International Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2004 and 2003 Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kendle International Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and (2), present fairly, in all material respects, the results of operations and cash flows of Kendle International Inc. and its subsidiaries (the "Company") for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 of the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
------------------------------
Cincinnati, Ohio

February 11, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands except per share data)                            2004           2003            2002
For the Years Ended December 31,                            ------------   -------------   ------------
Net service revenues                                        $    172,888   $     156,221   $    165,173
Reimbursable out-of-pocket revenues                               42,980          53,436         48,841
                                                            ------------   -------------   ------------
Total revenues                                                   215,868         209,657        214,014
Cost and expenses:
       Direct costs                                               96,909          91,133         98,438
       Reimbursable out-of-pocket costs                           42,980          53,436         48,841
       Selling, general and administrative                        59,797          52,402         48,646
       Depreciation and amortization                               9,175           9,057          8,347
       Employee severance and office consolidation costs             302           1,468            408
       Goodwill impairment                                             -               -         67,745
                                                            ------------   -------------   ------------
Total costs and expenses                                         209,163         207,496        272,425

Income (loss) from operations                                      6,705           2,161        (58,411)

Other income (expense):
       Interest income                                               400             334            534
       Interest expense                                             (776)         (1,039)        (1,219)
       Other                                                        (873)           (725)           (61)
       Investment impairment                                           -            (405)        (1,938)
       Gain on debt extinguishment                                   597             558              -
                                                            ------------   -------------   ------------
Total other (expenses)                                              (652)         (1,277)        (2,684)
Income (loss) before income taxes                                  6,053             884        (61,095)
Income taxes                                                       2,481           2,574         (6,295)
                                                            ------------   -------------   ------------
Net income (loss)                                           $      3,572   $      (1,690)  $    (54,800)
                                                            ============   =============   ============

Income (loss) per share data:
Basic:
       Net income (loss) per share                          $       0.27   $       (0.13)  $      (4.30)
       Weighted average shares                                    13,166          12,973         12,734
Diluted:
       Net income (loss) per share                          $       0.27   $       (0.13)  $      (4.30)
       Weighted average shares                                    13,391          12,973         12,734

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)
December 31,                                                                                  2004              2003
--------------------------------                                                          -------------     ------------
ASSETS
Current assets:
        Cash and cash equivalents                                                         $      17,665     $     21,750
        Restricted cash                                                                             971            1,777
        Available-for-sale-securities                                                            10,271            8,881
        Accounts receivable                                                                      56,025           41,573
        Other current assets                                                                     10,243            9,947
                                                                                          -------------     ------------
               Total current assets                                                              95,175           83,928

        Property and equipment, net                                                              16,821           17,607
        Goodwill                                                                                 26,003           25,404
        Other finite-lived intangible assets                                                        663              821
        Other indefinite-lived intangible assets                                                 15,000           15,000
        Long-term deferred tax asset                                                              2,621            3,706
        Other assets                                                                              6,397            7,949
                                                                                          -------------     ------------
               Total assets                                                               $     162,680     $    154,415
                                                                                          =============     ============

Liabilities and Shareholders' Equity
Current liabilities:
        Current portion of obligations under capital leases                               $         740     $        827
        Current portion of amounts outstanding under credit facilities                            3,000            3,000
        Convertible note                                                                          1,500                -
        Trade payables                                                                            9,169            5,601
        Advance billings                                                                         24,924           21,243
        Other accrued liabilities                                                                15,128           14,734
                                                                                          -------------     ------------
               Total current liabilities                                                         54,461           45,405
Obligations under capital leases, less current portion                                              863              926
Convertible note                                                                                      -            4,000
Long-term debt                                                                                    3,750            6,750
Deferred income taxes payable                                                                       486              531
Other liabilities                                                                                   345              434
                                                                                          -------------     ------------
               Total liabilities                                                                 59,905           58,046

Commitments and contingencies
Shareholders' equity:
        Preferred stock--no par value; 100,000 shares authorized; none issued and outstanding Common stock--no par value; 45,000,000 shares authorized;
               13,262,826 and 13,079,912 shares issued and 13,242,929 and 13,060,015
               outstanding at December 31, 2004 and 2003, respectively                               75               75
        Additional paid-in capital                                                              136,111          135,034
        Accumulated deficit                                                                     (35,596)         (39,168)
        Accumulated other comprehensive income:
               Net unrealized holding gains (losses) on available for sale securities               (49)               1
               Unrealized loss on interest rate swap                                                (92)            (350)
               Foreign currency translation adjustment                                            2,719            1,170
                                                                                          -------------     ------------
               Total accumulated other comprehensive income                                       2,578              821
                                                                                          -------------     ------------
        Less: Cost of Common Stock held in treasury, 19,897
               shares at December 31, 2004 and 2003                                                (393)            (393)
                                                                                          -------------     ------------
               Total shareholders' equity                                                       102,775           96,369
                                                                                          -------------     ------------
               Total liabilities and shareholders' equity                                 $     162,680     $    154,415
                                                                                          =============     ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                                accumulated                compre-
                                   stock       common     additional              deficit     comprehensive    total       hensive
(in thousands except             number of     stock       paid in    treasury    retained       income     shareholders'  income
share data)                        shares      amounts     capital     stock      earnings       (loss)        equity      (loss)
--------------------------        -------    ----------  ----------- ---------  ------------  ------------  ------------  ----------
BALANCE AT JANUARY 1, 2002      12,382,126     $  75     $ 128,986   $ (350)      17,322        $ (3,726)    $ 142,307

Net loss                                                                         (54,800)                      (54,800)     (54,800)

Other comprehensive income:
  Foreign currency
     translation adjustment                                                                        2,223         2,223        2,223
  Net unrealized holding
     losses on available-for-
     sale securities, net of
     tax                                                                                             (41)          (41)         (41)
  Net unrealized holding
     losses on interest rate
     swap agreement                                                                                 (566)         (566)        (566)
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------
Comprehensive loss                                                                                                          (53,184)
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------

Issuance of Common Stock for
    acquisition                    314,243                   4,092                                               4,092
Shares issued under stock
    plans                          147,861                     913                                                 913
Income tax benefit from
exercise of stock options                                      275                                                 275
Treasury stock transaction          (2,617)                             (43)                                       (43)
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------
BALANCE AT DECEMBER 31, 2002    12,841,613     $  75     $ 134,266   $ (393)     (37,478)       $ (2,110)    $  94,360
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------

Net loss                                                                          (1,690)                       (1,690)      (1,690)
Other comprehensive income:
  Foreign currency
  translation adjustment                                                                           2,708         2,708        2,708
  Net unrealized holding
     gains on available-for-
     sale securities, net of
     tax                                                                                               7             7            7
  Net unrealized holding
     gains on interest rate
     swap agreement                                                                                  216           216          216
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------
Comprehensive income                                                                                                          1,241
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------

Shares issued under stock
   plans                          218,402                     684                                                  684
Income tax benefit from
   exercise of stock options                                   84                                                   84
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------
BALANCE AT DECEMBER 31, 2003    13,060,015     $  75     $135,034    $ (393)     (39,168)       $     821    $  96,369
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------

Net income                                                                         3,572                         3,572        3,572
Other comprehensive income:
  Foreign currency
  translation adjustment                                                                            1,549        1,549        1,549
  Net unrealized holding
     losses on available-for-
     sale securities, net of
     tax                                                                                              (50)         (50)         (50)
  Net unrealized holding
     gains on interest rate
     swap agreement                                                                                   258          258          258
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------
Comprehensive income                                                                                                          5,329
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------
Shares issued under stock
  plans                           182,914                     985                                                  985
Deferred compensation-
  restricted stock                                           (116)                                                (116)
Income tax benefit from
  exercise of stock options                                   208                                                  208
                                ----------     ------    ---------   -------      ------        ---------    ---------    ---------


BALANCE AT DECEMBER 31, 2004    13,242,929     $ 75      $136,111    $ (393)     (35,596)       $ 2,578      $ 102,775
                                ==========     ======    ========    =======     ========       =========    =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                               2004       2003       2002
--------------                                                                             --------   --------   --------

FOR THE YEARS ENDED DECEMBER 31,
Cash flows from operating activities
     Net income (loss)                                                                     $  3,572   $ (1,690)  $(54,800)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization                                                        9,175      9,057      8,347
         Goodwill and investment impairment                                                       -        405     69,684
         Deferred income taxes                                                                  514      1,358    (10,870)
         Other                                                                                  589        513        584
         Gain on convertible note repayment                                                    (597)      (558)         -
         Changes in operating assets and liabilities, net of effects from acquisitions:
             Accounts receivable                                                            (10,727)     5,245     14,421
             Other current assets                                                              (225)    (1,469)    (2,025)
             Other assets                                                                       (58)      (271)      (136)
             Investigator and project costs                                                     935       (202)     1,724
             Trade payables                                                                   3,302     (1,072)      (964)
             Advance billings                                                                   786     (1,595)       455
             Accrued liabilities and other                                                      616      4,429        532
                                                                                           --------   --------   --------
Net cash provided by operating activities                                                     7,882     14,150     26,952

Cash flows from investing activities
     Purchase of available-for-sale securities                                               (9,419)   (47,741)   (48,989)
     Proceeds from sale and maturity of available-for-sale securities                         7,889     56,149     50,643
     Acquisitions of property and equipment                                                  (3,663)    (3,801)    (6,708)
     Additions to internally developed software                                              (1,651)    (1,791)    (2,268)
     Acquisitions of businesses, less cash acquired                                               -     (3,584)    (7,942)
     Additional purchase price paid in connection with prior acquisition                          -          -     (2,704)
     Other                                                                                       17         33          -
                                                                                           --------   --------   --------
Net cash used in investing activities                                                        (6,827)      (735)   (17,968)

Cash flows from financing activities
     Net repayments under credit facility                                                    (3,024)    (3,000)    (1,902)
     Payment of convertible note                                                             (1,903)    (1,442)         -
     Proceeds from issuance of Common Stock                                                     141        192        383
     Amounts payable - book overdraft                                                           327         18       (401)
     Payments on capital lease obligations                                                     (975)      (851)      (818)
     Other                                                                                        -          -         58
     Debt issue costs                                                                             -        (71)       (89)
                                                                                           --------   --------   --------
Net cash used in by financing activities                                                     (5,434)    (5,154)    (2,769)
     Effects of exchange rates on cash and cash equivalents                                     294        818        440
     Net increase (decrease) in cash and cash equivalents                                    (4,085)     9,079      6,655

Cash and cash equivalents
     Beginning of year                                                                       21,750     12,671      6,016
                                                                                           --------   --------   --------
     End of year                                                                           $ 17,665   $ 21,750   $ 12,671

Supplemental disclosure of cash flow information
     Cash paid during the year for interest                                                $    805   $    921   $  1,130
     Cash paid (received) during the year for income taxes                                 $    (90)  $  1,227   $  5,758

Supplemental schedule of noncash investing and financing activities
     Acquisition of equipment under capital leases                                         $    938   $    339   $  1,107
     Treasury stock acquired in escrow settlement                                          $      -   $      -   $    (43)

     Acquisitions of businesses:

         Fair value of assets acquired                                                     $      -   $  3,806   $ 19,165
         Fair value of liabilities assumed or incurred                                     $      -   $   (222)  $ (1,131)
         Stock issued                                                                      $      -   $      -   $ (4,092)
         Convertible debt issued                                                           $      -   $      -   $ (6,000)
                                                                                           --------   --------   --------
     NET CASH PAYMENTS                                                                     $      -   $  3,584   $  7,942
                                                                                           ========   ========   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Kendle International Inc. (the Company) is an international contract research organization (CRO) providing integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consultation and organizational meeting management and publication services on a contract basis to the pharmaceutical and biotechnology industries. The Company has operations in North America, Latin America, Europe, Asia, Africa and Australia.

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

The Consolidated Financial Statements include the financial information of Kendle International Inc. and its wholly-owned subsidiaries. Investments in unconsolidated companies that are at least 20% owned and in which the Company can exercise significant influence but not control, are carried at cost plus equity in undistributed earnings since acquisition. Investments in unconsolidated companies, which are less than 20% owned and the Company cannot exercise significant influence, are carried at cost. There are no significant amounts on the Consolidated Balance Sheet related to investments in unconsolidated companies.

All intercompany accounts and transactions have been eliminated. The results of operations of the Company's wholly-owned subsidiaries have been included in the Consolidated Financial Statements of the Company from the respective dates of acquisition.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's wholly-owned subsidiaries are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at average exchange rates for the year. These translation adjustments are recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and money market funds held with a financial institution, with an initial maturity of three months or less.

The Company maintains its demand deposits with certain financial institutions. The balance of one account from time-to-time exceeds the maximum U.S. federally insured amount. Additionally, there is no state insurance coverage on bank balances held in The Netherlands.

In 2004, the Company held cash of approximately $971,000 that is restricted as to its use as compared to approximately $1.8 million in 2003. The restricted cash represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project related expenses, primarily investigator fees, upon authorization from the customer.

AVAILABLE-FOR-SALE-SECURITIES

Investments purchased with initial maturities greater than three months are classified as available-for-sale-securities and consist of highly liquid debt securities. These securities are stated in the Consolidated Financial Statements at market value. The Company's investments represent the investment of cash available for current operations and are therefore classified as current assets in the Consolidated Balance Sheets. Realized gains and losses are included in the Consolidated Statements of Operations, calculated based on a specific identification basis. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity.

REVENUE RECOGNITION

Net service revenues are earned by performing services primarily under fixed-price contracts. Net service revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustment to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. When estimates indicate a loss, such loss is provided in the current period in its entirety. Because of the uncertainties inherent in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and could result in a material change. Work is also performed under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rate for each contract. Additionally, the Company recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Finally, at one of the company's subsidiaries, the contracts are of a short-term nature and revenue is recognized under the completed contract method of accounting.

Direct costs consist of compensation and related fringe benefits for project-related associates, unreimbursed project-related costs and an allocated portion of indirect costs including facilities, information systems, and other costs. Selling, general, and administrative costs are charged to expense as incurred.

Amendments to contracts resulting in revisions to revenues and costs are recognized in the period in which the revisions are negotiated. Included in accounts receivable are unbilled accounts receivable, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

CONCENTRATION OF CREDIT RISK

Accounts receivable represent amounts due from customers who are concentrated mainly in the biopharmaceutical industry. The concentration of credit risk is subject to the financial and industry conditions of the Company's customers.The Company does not require collateral or other securities to support customer receivables. The Company monitors the creditworthiness of its customers, and credit losses have been immaterial and consistent with management's expectations. Management considers the likelihood of material credit risk exposure as remote. Refer to Note 16 for additional information regarding revenue concentration.

LONG-LIVED ASSETS

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed over estimated useful lives of two to ten years using the straight-line method. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and the related accumulated depreciation are relieved and any gains or losses are reflected in the Consolidated Statements of Operations.

Equipment under capital leases is recorded at the present value of future minimum lease payments and is amortized over the estimated useful lives of the assets, not to exceed the terms of the related leases. Accumulated amortization on equipment under capital leases was $2.9 million and $3.0 million at December 31, 2004 and 2003, respectively.

The Company capitalizes costs incurred to internally develop software used primarily in the Company's proprietary clinical trial and data management systems, and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed five years. Unamortized software costs included in the consolidated balance sheets at December 31, 2004 and 2003 were $16.1 million and $15.7 million, respectively. The related accumulated amortization at December 31, 2004 and 2003 was $11.0 million and $8.8 million, respectively.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, plant and equipment, software, and investments are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.

DERIVATIVES

From time to time, the Company may use derivative instruments to manage exposure to interest rates. Derivatives meeting the hedge criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, are recorded in the Consolidated Balance Sheet at fair value at each balance sheet date. When the derivative is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment and classifies the hedge as a cash flow hedge or a fair value hedge. If the hedge is determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss). Changes in the value of fair value hedges are recorded in results of operations. In July of 2002, the Company entered into an interest rate swap agreement to fix the interest rate on its $15 million term loan. The swap is designated as a cash flow hedge. At December 31, 2004, approximately $92,000 has been recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to reflect a decrease in the fair market value of the swap compared to approximately $350,000 at December 31, 2003.

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

The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:


(in thousands)                                                 2004             2003              2002
                                                          --------------    -------------     -------------
Weighted average common shares outstanding                        13,166           12,973            12,734
Stock options                                                        225                -                 -
                                                          --------------    -------------     -------------
Weighted average shares                                           13,391           12,973            12,734

Options to purchase approximately 1.4 million shares of common stock were outstanding during 2004 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Options to purchase approximately 2.1 million shares of common stock were outstanding during 2003 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Options to purchase approximately 2.4 million shares of common stock were outstanding during 2002 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

INCOME TAXES

The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities and for tax benefit carryforwards using enacted tax rates in effect in the year in which the differences are expected to reverse. Management provides valuation allowance against deferred tax assets for amounts which are not considered more likely than not to be realized.

STOCK OPTIONS

The Company accounts for stock options issued in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes expense based on the intrinsic value of the options. The Company has adopted disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation,", as amended by SFAS No.148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant.

The weighted average fair value of the options granted in 2004, 2003, and 2002 was estimated as $4.34, $3.50 and $6.32, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                              2004             2003              2002
                                                          ------------      -----------       -----------
Expected dividend yield                                       0%                0%                0%
Risk-free interest rate                                     3.7%              3.0%              3.8%
Expected volatility                                        67.5%             69.8%             68.9%
Expected holding period                                     5.0 years         5.3 years         6.3 years

Had the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for expense recognition purposes, the amount of compensation expense that would have been recognized in 2004, 2003 and 2002 would have been $3.9 million, $4.7 million and $5.0 million respectively. The Company's pro forma net income (loss) and pro forma net income (loss) per basic and diluted share for 2004, 2003, and 2002 would have been reduced to the amounts below:

(in thousands, except per share data)                                         2004              2003              2002
                                                                          --------------    --------------   ---------------
Pro forma net income (loss)
As reported                                                               $        3,572    $       (1,690)  $       (54,800)
Less:  pro forma adjustment for stock-based compensation, net of tax              (3,015)           (3,487)           (3,979)
                                                                          --------------    --------------   ---------------
Pro forma net income (loss)                                                          557            (5,177)          (58,779)
                                                                          ==============    ==============   ===============

Pro forma net income (loss) per diluted share
As reported                                                                         0.27             (0.13)            (4.30)
Pro forma                                                                           0.04             (0.40)            (4.62)
                                                                          --------------    --------------   ---------------
Effect of pro forma expense                                                        (0.23)            (0.27)            (0.32)

Pro forma net income (loss) per basic share
As reported                                                                         0.27             (0.13)            (4.30)
Pro forma                                                                           0.04             (0.40)            (4.62)
                                                                          --------------    --------------   ---------------
Effect of pro forma expense                                                        (0.23)            (0.27)            (0.32)

USE OF ESTIMATES

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued State of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FAS Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Public entities will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the impact SFAS 123(R) will have on its reported earnings.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance under FAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, enacted on October 22, 2004, creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. The Company has evaluated the effects of the repatriation provision and does not plan to repatriate undistributed income earned abroad. Therefore, the provisions of FSP 109-2 have no material effect on the Company's Consolidated Financial Statements.

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

2. AVAILABLE FOR SALE SECURITIES:

The fair value of available-for-sale securities is estimated based on quoted market prices. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. The following is a summary as of December 31, 2004 of available-for-sale securities by contractual maturity where applicable (in thousands):


                                                        AMORTIZED         UNREALIZED          FAIR
                                                           COST         GAIN / (LOSS)         VALUE
                                                      --------------    --------------   ---------------
AVAILABLE-FOR-SALE SECURITIES:
Corporate-backed securities:

     Maturing in one year or less                     $        2,477    $           (9)  $         2,468
     Maturing after 1 year through 5 years                     4,978               (40)            4,938
     Maturing after 10 years                                     445                 -               445
Government-backed securities:

     Maturing in one year or less                                  -                 -                 -
     Maturing after 1 year through 5 years                       690                 -               690
     Maturing after 10 years                                   1,730                 -             1,730
                                                      --------------    --------------   ---------------
12/31/04 Totals                                       $       10,320    $          (49)  $        10,271
                                                      ==============    ==============   ===============

The following is a summary as of December 31, 2003 of available-for-sale securities by contractual maturity where applicable (in thousands):


                                                        AMORTIZED         UNREALIZED          FAIR
                                                           COST         GAIN / (LOSS)         VALUE
                                                      --------------    --------------   ---------------
AVAILABLE-FOR-SALE SECURITIES:
Corporate-backed securities:

     Maturing in one year or less                     $            -    $            -   $             -
     Maturing after 1 year through 5 years                        50                 -                50
     Maturing after 5 years through 10 years                     749                 -               749
     Maturing after 10 years                                   7,325                 -             7,325
Government-backed securities:

     Maturing in one year or less                                  -                 -                 -
     Maturing after 1 year through 5 years                       366                 1               367
     Maturing after 10 years                                     390                 -               390
                                                      --------------    --------------   ---------------
12/31/03 Totals                                       $        8,880    $            1   $         8,881
                                                      ==============    ==============   ===============

Proceeds from the sales or maturities of investments in securities were $7.9 million, $56.1 million and $50.6 million in 2004, 2003 and 2002, respectively. There were no gross losses realized on these sales for the years ended December 31, 2004, 2003 and 2002.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, available-for-sale securities, amounts outstanding under credit facility, and notes payable, approximate their fair value.

4. ACCOUNTS RECEIVABLE:

Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be collected within one year.


(in thousands)
December 31,                                2004           2003
                                        -------------  ------------
Billed                                  $      34,508  $     23,813
Unbilled                                       21,517        17,760
                                        -------------  ------------
                                        $      56,025  $     41,573
                                        =============  ============

The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might cause collection problems. The balance in allowance for doubtful accounts receivable was as follows:

Balance at 12/31/01              $ 377
    Invoice write-offs             (82)
    Acquired via acquisition       149
                                 -----
Balance at 12/31/02              $ 444
    Invoice write-offs              (8)
    Additional expense              97
                                 -----
Balance at 12/31/03              $ 533
    Invoice write-offs            (436)
    Additional expense             149
                                 -----
Balance at 12/31/04              $ 246

5. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows:


(in thousands)
DECEMBER 31,                                                              2004            2003
                                                                      -------------   -------------
Furnishings, equipment and other                                      $      45,225   $      40,931
Equipment under capital leases                                                4,453           4,612
Less:  accumulated depreciation and amortization                            (32,857)        (27,936)
                                                                      -------------   -------------
Property and equipment, net                                           $      16,821   $      17,607
                                                                      =============   =============

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $5.3 million, $5.4 million and $5.1 million, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002 the Company discontinued the amortization of goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

In accordance with SFAS No. 142, goodwill is evaluated on an annual basis for impairment at the reporting unit level. Such evaluation is based on a two-step test starting with a comparison of the carrying amount of the reporting unit to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second phase of the test measures the impairment.

The Company has identified the reporting unit as the Company as a whole. The Company analyzed goodwill for impairment by comparing the carrying amount of the Company to the fair value of the Company. The fair value of the Company was calculated based on the Income Approach, which uses discounted cash flows, as well as public information regarding the market capitalization of the Company.

The Company completed the testing in the fourth quarter of 2004. The fair value of the Company exceeded the carrying value, resulting in no goodwill impairment for 2004. Similarly, the analysis in the fourth quarter of 2003 resulted in no goodwill impairment.

In the fourth quarter of 2002, the Company determined that goodwill was impaired and recognized an impairment loss of $67.7 million in the fourth quarter of 2002. The impairment charge is presented as a separate line item as a component of loss from operations in the Company's Consolidated Statements of Operations.

Non-amortizable intangible assets at December 31, 2004 and December 31, 2003 are composed of:

                                                                Indefinite-lived
(in thousands)                                     Goodwill       intangible
--------------                                     ---------    ----------------
Balance at 12/31/02                                $  22,033    $         15,000
      Additional amount acquired                       1,932                   -
      Foreign currency fluctuations                    1,828                   -
      Tax benefit to reduce goodwill                    (389)                  -
                                                   ---------    ----------------
Balance at 12/31/03                                $  25,404    $         15,000
      Additional amount acquired                           -                   -
      Purchase accounting adjustment                     (13)                  -
      Foreign currency fluctuations                    1,001                   -
      Tax benefit to reduce goodwill                    (389)                  -
                                                   ---------    ----------------
Balance at 12/31/04                                $  26,003    $         15,000

The Company acquired $1.9 million of goodwill in 2003 resulting from the acquisition of Estadisticos y Clinicos Asociados, S.A. (ECA). The goodwill acquired is deductible for income tax purposes. Approximately $1.6 million of the goodwill is immediately deductible with the remainder deductible over a 15 year period.

The Company acquired $2.9 million of goodwill in 2002 resulting from the acquisition of Clinical and Pharmacologic Research, Inc. (CPR). The goodwill and the intangible asset acquired in the acquisition are deductible for income tax purposes over a 15-year period.

The $15 million intangible asset represents one customer relationship acquired in the Company's acquisition of CPR, the fair value of which was determined by management based on a third party valuation. The nature of this identifiable intangible asset was reviewed at the end of 2002, 2003 and 2004 and the determination was made that the original indefinite life remains appropriate. The contract was determined to have an indefinite useful life based on a number of factors, including the unique nature of the services provided by CPR, high barriers to entry to a competitor, and the long-term historical relationship between CPR and its sole customer without material modifications to the terms of the arrangement and without substantial cost of renewal. The intangible asset will continue to be evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life.

Amortizable intangible assets at December 31, 2004 and December 31, 2003 are composed of:



                                                 Customer                 Non-Compete            Internally-Developed
(in thousands)                                Relationships                Agreements                  Software
--------------                                -------------               -----------            --------------------
Balance at 12/31/02                           $           -               $         -            $              7,967
      Additional amount acquired                        400                       460                           1,791
      Dispositions                                        -                         -                               -
      2003 amortization                                 (11)                      (28)                         (2,790)
                                              -------------               -----------            --------------------
Balance at 12/31/03                           $         389               $       432            $              6,968
      Additional amount acquired                          -                         -                           1,651
      Dispositions                                        -                         -                            (586)
      2004 amortization                                 (43)                     (115)                         (2,936)
                                              -------------               -----------            --------------------
Balance at 12/31/04                           $         346               $       317            $              5,097
                                              =============               ===========            ====================

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
    2005                      $ 2,254
    2006                      $ 1,430
    2007                      $   987
    2008                      $   433
    2009                      $   165

For further detail regarding the amortizable assets acquired during 2003, see
Note 13, Acquisitions.

7. OTHER ACCRUED LIABILITIES:

Other accrued liabilities at December 31, 2004 and 2003 consisted of the following:

                                                                     2004        2003
(in thousands)                                                      -------     -------
DECEMBER 31,
Accrued compensation and related payroll withholdings and taxes     $ 6,592     $ 7,966
Amounts payable - book overdraft                                        453         114
Other                                                                 8,083       6,654
                                                                    -------     -------
                                                                    $15,128     $14,734
                                                                    =======     =======

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

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of December 31, 2004.

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

At December 31, 2004, no amounts were outstanding under the Company's revolving credit loan, $6.8 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.82%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.5%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At December 31, 2004, approximately $92,000 has been recorded in Accumulated Other Comprehensive Loss to reflect a decrease in the fair value of the swap compared to a decrease in the fair value of approximately $351,000 at December 31, 2003.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments are to be initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. If the four put or call options are exercised, the Company would pay $4.5 million to fully settle the $6.0 million note. Gains resulting from this early extinguishment of debt are recorded when paid as a gain in the Company's Consolidated Statements of Operations. In the first quarter of 2004, the Company paid approximately $750,000 to settle $1.0 million of the then remaining $4.0 million of the convertible note that was outstanding at December 31, 2003. A gain of $254,000 was recorded in the first quarter of 2004 in the Company's Consolidated Statements of Operations. Similarly, in the second quarter of 2004, the Company paid approximately $1.2 million to settle $1.5 million of the remaining $3.0 million of the convertible note that was outstanding at March 31, 2004. A gain of $343,000 was recorded in the second quarter of 2004 in the Company's Consolidated Statements of Operations. The balance which remains outstanding under this convertible note at December 31, 2004 is $1.5 million. The final repayment occurred in the first quarter of 2005.

9.    EMPLOYEE SEVERANCE AND OFFICE CONSOLIDATION COSTS:

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. An additional $48,000 in net costs (composed of approximately $80,000 in additional costs offset by a reduction to the liability of approximately $32,000) was incurred in the second quarter of 2004 relating to this plan. The workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. Payments in 2004 totaled $302,000 and no amounts remain accrued at December 31, 2004.

In August, 2003, the Company initiated a workforce realignment plan which immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003, the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. Approximately $882,000 was paid during the third and fourth quarters of 2003 and approximately $15,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Consolidated Balance Sheet. Costs relating to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Consolidated Statements of Operations.

To bring its cost structure more in line with the then current revenue projections, in the first quarter of 2003, the Company recorded a pre-tax charge of approximately $680,000 for severance and outplacement benefits relating to a workforce reduction program which impacted approximately 17 employees. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by $106,000 as a result of lower than expected severance costs related to the workforce reduction. No amounts remain accrued at December 31, 2003. Costs relating to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Consolidated Statements of Operations.

On August 29, 2002, the Company committed to a plan that consolidated its three New Jersey offices into one central office, located in Cranford, New Jersey. At that time, the Company maintained separate offices in Princeton, Cranford and Ft. Lee, New Jersey. The leases for the Ft. Lee and Princeton offices expired during the fourth quarter of 2002 and the first quarter of 2003, respectively. The Company vacated these offices in the fourth quarter in advance of the expiration of each of the respective office leases. As part of this plan, the Company eliminated approximately 22 full-time positions.

In connection with the office consolidation, the Company recorded a pre-tax charge of $321,000 in the third quarter of 2002, consisting primarily of facility lease costs and severance and outplacement costs. In the first quarter of 2003, the Company incurred an additional $52,000 in costs relating to the office consolidation.

                                   Employee
                                   Severance   Facilities     Other        Total
(in thousands)                     ---------   ----------    -------      -------
Liability at December 31, 2001     $     -      $     -      $     -      $     -
Amounts accrued                        172           97           52          321
Amounts paid                           (99)         (53)         (12)        (164)
                                   -------      -------      -------      -------
Liability at December 31, 2002     $    73      $    44      $    40      $   157
Amounts accrued                      1,639            -            -        1,639
Amounts paid                        (1,568)         (25)           -       (1,593)
Non-cash charge                          -           (4)           -           (4)
Adjustment to liability               (129)         (15)         (30)        (174)
                                   -------      -------      -------      -------
Liability at December 31, 2003     $    15          $ -      $    10      $    25
Amounts accrued                        334            -            -          334
Amounts paid                          (302)           -          (10)        (312)
Non-cash charge                          -            -            -            -
Adjustment to liability                (32)           -            -          (32)
                                   -------      -------      -------      -------
Liability at December 31, 2004     $    15          $ -          $ -      $    15
                                   =======      =======      =======      =======

10.   EMPLOYEE BENEFIT PLANS:

401(k) PLAN

The Company maintains a 401(k) retirement plan covering substantially all U.S. associates who have completed at least six months of service and meet minimum age requirements. The Company makes a matching contribution of 50% of each participant's contribution of up to 6% of salary. The Company's matching contributions to this plan totaled approximately $1,042,000, $1,144,000 and $989,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan (the Purchase Plan) which is intended to provide eligible employees an opportunity to acquire the Company's Common Stock. Participating employees have the option to purchase shares at 85% of the lower of the fair market value of the Common Stock on the first or last day of the Purchase Period. The Purchase Period is defined as the twelve month period beginning on July 1 of each year. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. During 2004, 2003 and 2002, respectively, 103,693, 63,812 and 38,098 shares were purchased under the Purchase Plan. At December 31, 2004, 139,331 shares were available for issuance under the Purchase Plan.

STOCK OPTION AND STOCK INCENTIVE PLAN

In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (the 1997 Plan) that provides for the grant of up to 1,000,000 options to acquire the Company's Common Stock, consisting of both incentive and non-qualified stock options. In April 2000, shareholders approved an amendment to the 1997 Plan increasing the number of stock options that can be granted to 3,000,000. Participation in the 1997 Plan is at the discretion of the Board of Directors' Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director's Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company's Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan can be granted after August 2007. The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which 1,061,526 are available for grant at December 31, 2004.

The 1997 Plan replaced a similar plan under which 152,283 options were outstanding at December 31, 2004.

Aggregate stock option activity during 2004, 2003 and 2002 was as follows:

                                                         Weighted
                                                         Average
                                        Shares        Exercise Price
                                      ----------      --------------
Options outstanding at 12/31/01        1,927,992        $   12.62
Granted                                  804,700             9.60
Canceled                                (247,916)           15.41
Exercised                               (105,909)            3.60
                                      ----------        ---------
Options outstanding at 12/31/02        2,378,867            11.84
Granted                                  329,300             5.72
Canceled                                (498,353)           12.26
Exercised                               (137,511)            1.40
                                      ----------        ---------
Options outstanding at 12/31/03        2,072,303            11.24
Granted                                  307,000             6.89
Canceled                                (313,070)           13.39
Exercised                                (65,860)            2.14
                                      ----------        ---------
Options outstanding at 12/31/04        2,000,373            10.51

Options Outstanding

                                               Weighted Average            Weighted
    Range of             Outstanding at            Remaining                Average
 Exercise Price        December 31, 2004       Contractual Life         Exercise Price
-----------------      -----------------      -----------------         --------------
$ 0.91 - $  3.10            188,283                  2.8                   $ 1.35
$ 3.11 - $  6.20            178,800                  8.5                     4.96
$ 6.21 - $  9.30            824,700                  7.8                     7.88
$ 9.31 - $ 12.40            200,750                  6.5                     9.97
$12.41 - $ 15.50            141,080                  4.1                    13.71
$15.51 - $ 21.70            403,840                  6.7                    19.69
$21.71 - $ 31.00             62,920                  3.7                    23.85

Options Exercisable

   Range of             Options Exercisable          Weighted Average
Exercise Price          at December 31, 2004          Exercise Price
-----------------       --------------------         ----------------
$ 0.00 - $ 3.10               164,950                     $ 1.54
$ 3.11 - $ 6.20                55,440                       5.34
$ 6.21 - $ 9.30               298,300                       8.26
$ 9.31 - $12.40               136,580                      10.12
$12.41 - $15.50               118,248                      13.92
$15.51 - $21.70               234,900                      19.69
$21.71 - $31.00                62,920                      23.85
                            ---------                     ------
                            1,071,338                      11.36

At December 31, 2003, 1,001,469 options were exercisable with a weighted-average exercise price of $11.59. At December 31, 2002, 850,593 options were exercisable with a weighted-average exercise price of $10.60.

Effective October 1, 2002 the Company granted awards of restricted shares to certain executives pursuant to the 1997 Plan. Such shares vest ratably over a three year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. The Company granted 18,000 shares of restricted stock in May 2004, none of which have vested as of December 31, 2004. In 2002, 24,500 restricted shares were issued. As of December 31, 2004, 12,333 of the shares granted in 2002 are vested.

11.   COMMITMENTS AND CONTINGENCIES:

LEASES:

The Company leases facilities, office equipment and computers under agreements that are classified as either capital or operating leases. The leases have initial terms which range from two to seven years, with eight facility leases that have provisions to extend the leases for an additional three to five years. Future minimum payments, by year and in the aggregate, net of sublease income, under non-cancelable capital and operating leases with initial or remaining terms of one year or more, are as follows at December 31, 2004:

                                                                Capital       Operating
                                                                 Leases         Leases
(in thousands)                                                  -------       ---------
2005                                                            $   784       $   7,471
2006                                                                427           7,125
2007                                                                222           6,805
2008                                                                192           5,962
2009                                                                 72           3,879
thereafter                                                            -           2,917
                                                                -------       ---------
Total minimum lease payments                                      1,697       $  34,159
Amounts representing interest                                       (94)
                                                                -------
Present value of net minimum lease payments                       1,603
Current portion                                                     740
                                                                -------
Obligations under capital leases, less current portion          $   863
                                                                =======

The Company expects rental income from subleases of approximately $0.4 million in 2005 and $0.1 million in 2006 based on a sublease agreement executed in June 2000.

Rental expense under operating leases for 2004, 2003 and 2002 was $7.0 million, $5.7 million and $6.4, million, respectively.

PROTECTIVE COMPENSATION AND BENEFIT AGREEMENTS:

The Company has entered into Protective Compensation and Benefit Agreements with certain associates, including all Executive Officers of the Company. These Agreements, subject to annual review by the Company's Board of Directors, expire on the last day of the fiscal year, and are automatically extended in one year increments unless canceled by the Company. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. At December 31, 2004, the maximum amount which could be required to be paid under these Agreements, if such events occur, is approximately $5.9 million.

LEGAL PROCEEDINGS:

In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition, results of operations or cash flows for an interim or annual period.

12.   INCOME TAXES:

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002, is as follows:

                                          2004            2003            2002
(in thousands)                          --------        --------        --------
Current:
Federal                                 $   (708)       $ (2,330)       $  2,134
State and local                             (639)            241             300
Foreign                                    2,925           2,916           1,752
                                        --------        --------        --------
    Subtotal                               1,578             827           4,186
Deferred:
Federal                                      395           1,610          (8,233)
State and local                             (114)           (418)         (2,243)
Foreign                                      233             166            (394)
                                        --------        --------        --------
    Subtotal                                 514           1,358         (10,870)
Benefit applied to reduce goodwill           389             389             389
                                        --------        --------        --------
Total provision                         $  2,481        $  2,574        $ (6,295)
                                        ========        ========        ========

The sources of income (loss) before income taxes are presented as follows:

                                          2004            2003            2002
(in thousands)                          --------        --------        --------
United States                           $   (529)       $ (1,726)       $(30,677)
Foreign                                    6,582           2,610         (30,418)
                                        --------        --------        --------
Income (loss) before income taxes       $  6,053        $    884        $(61,095)
                                        ========        ========        ========

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate of 35% as set forth below:

                                                                       2004          2003          2002
                                                                       ----         -----         -----
Income tax expense at the U.S. federal statutory rate                  35.0%         35.0%         35.0%
Effects of foreign taxes, net of foreign tax credits and deductions    13.9         235.1         (19.7)
State and local income taxes, net of federal benefit                   (7.6)         (8.6)          2.0
Non-deductible write-down of joint venture                                -          16.0             -
Non-deductible goodwill amortization                                      -             -          (5.9)
Other                                                                  (0.3)         13.7          (1.1)
                                                                       ----         -----         -----
Total                                                                  41.0%        291.2%         10.3%

A provision has not been made for U.S. or additional foreign taxes on the undistributed portion of earnings of foreign subsidiaries as those earnings have been permanently reinvested. The undistributed earnings of foreign subsidiaries approximate $13.8 million.

Components of the Company's net deferred tax asset and liability included in the consolidated balance sheet at December 31, 2004 and 2003 are as follows:

                                                           2004            2003
(in thousands)                                           --------        --------
Deferred tax assets:
Compensation and employee benefits                       $    518        $    469
Accrued expenses and other future deductible items            725             560
Foreign operating loss carryforward                         5,162           4,642
State and local operating loss carryforward                 2,295           2,086
Tax benefit of unrealized losses                               33               -
Contributions carryforward                                     73              29
Capital loss carryforward                                     992             985
Foreign tax credit carryforward                               373             613
Intangible assets                                           5,741           7,809
Accounting method differences                                 248             189
                                                         --------        --------
Total deferred tax assets                                  16,160          17,382

Deferred tax liabilities:
Software costs                                              2,004           2,757
Depreciation                                                  908           1,543
Unrealized foreign exchange gains                             128             281
Change of tax accounting method                                 -             160
Deferred state income taxes                                   310             391
Tax cost of unrealized gains                                    -               1
                                                         --------        --------
Total deferred tax liability                                3,350           5,133
                                                         --------        --------
Valuation allowance                                         7,014           5,865
                                                         --------        --------
Total net deferred tax (asset)/liability                 $ (5,796)       $ (6,384)
                                                         ========        ========

The deferred tax asset for state and local operating loss carryforward of $2.3 million relates to amounts that expire at various times from 2006 to 2025.

The Company has foreign operating loss carryforwards of $830,000 with a recognized tax benefit of $221,000. Of this benefit, $33,000 will expire in 2010, $19,000 will expire in 2013, $154,000 will expire in 2014 and $15,000 can be carried forward indefinitely.

The Company has foreign operating loss carryforwards of $15.7 million with a tax benefit of $4.9 million for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Of this benefit, $29,000 will expire in 2009, $20,000 will expire in 2010 and $4,891,000 can be carried forward indefinitely.

The Company has capital loss carryforwards of $2.3 million with a tax benefit of $992,000 for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. Of this tax benefit, $140,000 will expire in 2005, $14,000 will expire in 2006, $4,000 will expire in 2007, $827,000 will expire in 2008 and $7,000 will expire in 2010. The ultimate realization of this tax benefit is dependent upon the generation of sufficient capital gains within the carryforward periods.

The Company has foreign tax credit carryforwards with a tax benefit of $373,000 for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. Of this benefit, $17,000 will expire in 2007, $334,000 will expire in 2008 and $22,000 can be carried forward indefinitely.

A valuation allowance has been established for other deferred tax assets of $708,000 related to operations in foreign tax jurisdictions based upon an assessment that it is more likely than not that realization cannot be assured.

Income tax benefits related to stock option exercises and the employee stock purchase plan were $208,000, $84,000 and $275,000 for 2004, 2003 and 2002, respectively, and have been shown as increases to additional paid-in capital.

The income tax costs (benefits) related to unrealized gains and losses in other comprehensive income components of shareholders' equity were $(34,000) in 2004, $5,000 in 2003 and ($27,000) in 2002.

13.   ACQUISITIONS:

Details of the Company's acquisitions from 2002 through 2003 are listed below. The acquisitions have been accounted for using the purchase method of accounting. The escrow accounts referred to have been established at acquisition date to provide indemnification of sellers' representations and warranties.

Valuation of the Common Stock issued in the acquisitions was based on an appraisal obtained by the Company on previous similarly structured acquisitions, which provided for a discount of the shares due to lock-up restrictions and the lack of registration of the shares.

2003:

In October 2003, the Company acquired substantially all the assets and assumed certain liabilities of Estadisticos y Clinicos Asociados, S.A., a CRO located in Mexico City, Mexico. The acquisition enables the Company to expand its capability to conduct clinical trials in Latin America.

The aggregate purchase price was approximately $3.6 million in cash (including acquisition costs).

The following summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

                         At October 1, 2003
(in thousands)           ------------------
Current assets                 $  727
Fixed assets                      275
Other assets                       12
Goodwill                        1,932
Intangible assets                 860
                               ------
Total assets acquired           3,806
                               ------
Current liabilities               222
                               ------
Net assets acquired            $3,584
                               ======

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

The aggregate purchase price was approximately $18.2 million, including approximately $8.1 million in cash (including acquisition costs), 314,243 shares of Common Stock valued at $4.1 million and a $6.0 million subordinated note. The note is convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time before January 29, 2005, the Maturity Date (see Note
8).

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The intangible asset represents one customer contract, the fair value which was determined by management based on a third party valuation.

                           At January 29, 2002
(in thousands)             -------------------
Current assets                   $ 1,241
Fixed assets                         213
Goodwill                           2,927
Intangible assets                 15,000
                                 -------
Total assets acquired             19,381
                                 -------
Liabilities assumed                1,131
                                 -------
Net assets acquired              $18,250
                                 =======

The following unaudited pro forma results of operations assume the 2003 and 2002 acquisitions occurred at the beginning of 2002:

                                                    2003               2002
(in thousands, except per share data)             ---------         ---------
Net service revenues                              $ 161,563         $ 168,672
Net loss                                               (880)          (54,459)
Net loss per diluted share                        $   (0.07)        $   (4.27)
Weighted average shares                              12,973            12,758

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at January 1, 2002, nor are they necessarily indicative of future operating results.

14.   INVESTMENTS:

The Company has a 50% owned joint venture investment in Beijing KendleWits Medical Consulting Co., Ltd. (KendleWits), a company located in China. This investment is accounted for under the equity method. To date, the Company has contributed approximately $750,000 for the capitalization of KendleWits. In the second quarter of 2003, the Company determined that its investment in KendleWits was permanently impaired and as a result recorded a $405,000 non-cash charge to reduce the carrying value of its investment to zero. Future capital investment needs will be dependent upon the on-going capitalization needs of KendleWits and the Company's willingness to provide additional capital. The Company is not obligated to make any additional investment in KendleWits and currently has no plans to do so. The loss recorded from the equity investment in KendleWits for the year ended December 31, 2002 was approximately $126,000.

In January 1999, the Company acquired a minority interest in Digineer, Inc. ("Digineer", formerly Component Software International, Inc.), an internet healthcare consulting and software development company, for approximately $1.6 million in cash and 19,995 shares of the Company's Common Stock valued at approximately $0.3 million. The Company accounted for this investment under the cost method.

During the second quarter of 2002, Digineer adopted a plan to cease operations. As a result of this action, the Company determined that its investment in Digineer was permanently impaired. In the second quarter of 2002, the Company recorded a $1.9 million non-cash charge to reflect the write-off of its investment. The write-off is a capital loss for income tax purposes and is deductible only to the extent the Company generates capital gains in the future to offset this loss. The Company has recorded a valuation allowance against the deferred tax asset relating to the Digineer write-off and no income tax benefit has been recorded.

15.   RELATED PARTY TRANSACTIONS:

The Company made payments in 2003 and 2002 totaling approximately $21,000 and $400,000, respectively, to a construction company owned by a relative of the Company's primary shareholder, for construction and renovations at various Company locations. No such payments were made in 2004.

The former majority shareholder of CPR is no longer employed by CPR and never was employed by the Company, but he has provided consulting services to the Company. In the past, he provided consulting services to the customer that accounted for the majority of CPR's business. Payments to this individual for consulting services in 2003 and 2002 were $65,000 and $55,000, respectively. No such payments were made in 2004.

16.   SEGMENT INFORMATION:

Effective January 1, 2002, the Company integrated the medical communications group into its Phase IV product and services offering. As a result, the Company is now managed under a single operating segment referred to as contract research services, which encompasses Phase I through IV services.

Financial information by geographic area is as follows:

                            2004           2003           2002
(in thousands)            --------       --------       --------
Net service revenues
North America             $101,012       $102,596       $120,713
Foreign                     71,876         53,625         44,460
                          --------       --------       --------
                          $172,888       $156,221       $165,173
                          ========       ========       ========
Identifiable assets
North America             $113,566       $127,912       $133,424
Foreign                     49,114         26,503         21,973
                          --------       --------       --------
                          $162,680       $154,415       $155,397
                          ========       ========       ========

Net revenues from sponsors that accounted for more than 10% of the Company's consolidated net revenues for 2004, 2003 and 2002 are as follows:

                          2004   2003     2002
                          ----   ----     ----
Sponsor A                   20%    27%      29%

Sponsor A accounted for approximately 13% and 11% of the Company's consolidated accounts receivable at December 31, 2004 and December 31, 2003, respectively.

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

                                           First           Second          Third          Fourth
Quarter                                   --------        --------        --------       --------
2004
Net service revenues                      $ 40,786        $ 41,217        $ 42,920       $ 47,965
Income from operations                         696             287           1,916          3,806
Net income                                     673             211             600          2,088
Net income per diluted share                  0.05            0.02            0.04           0.16
Net income per basic share                    0.05            0.02            0.04           0.16

2003
Net service revenues                      $ 37,180        $ 38,497        $ 40,424       $ 40,120
Income (loss) from operations               (1,518)            549           1,046          2,084
Net income (loss)                           (2,124)           (423)            344            513
Net income (loss) per diluted share          (0.16)          (0.03)           0.03           0.04
Net income (loss) per basic share            (0.16)          (0.03)           0.03           0.04

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KENDLE INTERNATIONAL INC.

DATE SIGNED: March 16, 2005

                                   /s/ Candace Kendle
                                   _____________________________________________
                                   Candace Kendle
                                   Chairman, CEO and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                           Capacity                                Date
---------------------------      ----------------------------------             --------------
/s/ Candace Kendle
___________________________      Chairman of the Board of                       March 16, 2005
Candace Kendle                   Directors, Chief Executive
                                 Officer and Principal Executive
                                 Officer
/s/ Christopher C. Bergen
___________________________      President, Chief Operating                     March 16, 2005
Christopher C. Bergen            Officer and Director

/s/ Karl Brenkert III
___________________________      Senior Vice President,                         March 16, 2005
Karl Brenkert III                Chief Financial Officer,
                                 Treasurer and Principal Financial
                                 and Accounting Officer

                          *      Director                                       March 16, 2005
___________________________
G. Steven Geis, Ph.D., M.D.

                          *      Director                                       March 16, 2005
___________________________
Donald C. Harrison, M.D.

                          *      Director                                       March 16, 2005
___________________________
Timothy E. Johnson, Ph.D.

                          *      Director                                       March 16, 2005
___________________________
Frederick A. Russ, Ph.D.
                          *      Director                                       March 16, 2005
___________________________
Robert C. Simpson

                          *      Director                                       March 16, 2005
___________________________
Robert R. Buck

*/s/ Karl Brenkert III           as Attorney In-Fact                            March 16, 2005
___________________________
Karl Brenkert III

                                  EXHIBIT INDEX

Exhibit
Number                                         Description of Exhibit                                           Filing Status
-------   ------------------------------------------------------------------------------------------------      -------------
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

10.20                      MANAGEMENT CONTRACTS AND COMPENSATION PLANS

          (a)              1995 Stock Option and Stock Incentive Plan                                                 *

          (b)              1995 Stock Option and Stock Incentive Plan--Individual Stock Option
                           Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))                       *

          (c)              1997 Stock Option and Stock Incentive Plan                                                 *

          (c)(1)           Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan                              *

          (c)(2)           Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan                              *

          (c)(3)           Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan                              *

          (c)(4)           Form of Restricted Stock Award Agreement                                                   T

          (d)              Form of Protective Compensation and Benefit Agreement                                      *

          (e)              1998 Employee Stock Purchase Plan                                                          *

          (e)(1)           Amendment No. 1 to 1998 Employee Stock Purchase Plan                                       *

          (e)(2)           Amendment No. 2 to 1998 Employee Stock Purchase Plan                                       *

          (e)(3)           Amendment No. 3 to 1998 Employee Stock Purchase Plan                                       *

          (n)   2003 Directors Compensation Plan                                                                      *

14        Code of Ethics                                                                                              *

21        List of Subsidiaries                                                                                        T

23.1      Consent of PricewaterhouseCoopers LLP                                                                       T

23.2      Consent of Deloitte & Touche LLP                                                                            T

24        Powers of Attorney                                                                                          T

31.1      Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)                                     T

31.2      Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)                                     T

32.1      Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002- Chief Executive Officer                                                         T

32.2      Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 - Chief Financial Officer                                                        T

Filing
Status                     Description of Exhibit

*         Incorporated by reference - See Item 15

T         Filed herewith