Form 10-Q
period 2005-03-31
KENDLE INTERNATIONAL INC
filed 2005-05-10
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,313,245 shares of Common Stock, no par value, as of April 26, 2005.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.    Financial Information

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -March 31, 2005
                 and December 31, 2004                                       3

           Condensed Consolidated Statements of Operations - Three Months
                 Ended March 31, 2005 and 2004                               4

           Condensed Consolidated Statements of Comprehensive Income
                 Three Months Ended March 31, 2005 and 2004                  5

           Condensed Consolidated Statements of Cash Flows - Three
                 Months Ended March 31, 2005 and 2004                        6

           Notes to Condensed Consolidated Financial Statements              7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        13

   Item 3. Quantitative and Qualitative Disclosure About Market Risk        23

   Item 4. Controls and Procedures                                          23

Part II.   Other Information                                                23

   Item 1. Legal Proceedings                                                23

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      23

   Item 3. Defaults upon Senior Securities                                  23

   Item 4. Submission of Matters to a Vote of Security Holders              23

   Item 5. Other Information                                                23

   Item 6. Exhibits                                                         24

Signatures                                                                  25

Exhibit Index                                                               26

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                                      March 31,        December 31,
                                                                                         2005               2004
                                                                                       ---------        ------------
                                                                                      (unaudited)         (note 1)
                                         ASSETS
Current assets:
     Cash and cash equivalents                                                         $  21,099         $  17,665
     Restricted cash                                                                         715               971
     Available-for-sale securities                                                        10,270            10,271
     Accounts receivable                                                                  52,026            56,025
     Other current assets                                                                 10,098            10,243
                                                                                       ---------         ---------
               Total current assets                                                       94,208            95,175
                                                                                       ---------         ---------
Property and equipment, net                                                               16,381            16,821
Goodwill                                                                                  25,245            26,003
Other finite-lived intangible assets                                                         625               663
Other indefinite-lived intangible assets                                                  15,000            15,000
Other assets                                                                               8,188             9,018
                                                                                       ---------         ---------
               Total assets                                                            $ 159,647         $ 162,680
                                                                                       =========         =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of obligations under capital leases                               $     596         $     740
     Current portion of amounts outstanding under credit facilities                        6,180             3,000
     Convertible note                                                                       --               1,500
     Trade payables                                                                        6,901             9,169
     Advance billings                                                                     23,160            24,924
     Other accrued liabilities                                                            13,922            15,128
                                                                                       ---------         ---------
         Total current liabilities                                                        50,759            54,461
                                                                                       ---------         ---------
Obligations under capital leases, less current portion                                       688               863
Long-term debt                                                                             3,000             3,750
Other noncurrent liabilities                                                               1,098               831
                                                                                       ---------         ---------
         Total liabilities                                                                55,545            59,905
                                                                                       ---------         ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 13,326,057 and
         13,262,826 shares issued and 13,306,160 and 13,242,929
        outstanding at March 31, 2005 and December 31, 2004, respectively                     75                75
     Additional paid in capital                                                          136,471           136,111
     Accumulated deficit                                                                 (33,451)          (35,596)
     Accumulated other comprehensive:
         Net unrealized holding losses on available-for-sale securities                      (75)              (49)
         Unrealized loss on interest rate swap                                               (30)              (92)
         Foreign currency translation adjustment                                           1,505             2,719
                                                                                       ---------         ---------
               Total accumulated other comprehensive income                                1,400             2,578
     Less: Cost of common stock held in treasury, 19,897 shares at
        March 31, 2005 and December 31, 2004, respectively                                  (393)             (393)
                                                                                       ---------         ---------
         Total shareholders' equity                                                      104,102           102,775
                                                                                       ---------         ---------
               Total liabilities and shareholders' equity                              $ 159,647         $ 162,680
                                                                                       =========         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(in thousands, except per share data)               For the Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                       2005             2004
                                                     --------         --------
Net service revenues                                 $ 47,687         $ 40,786
Reimbursable out-of-pocket revenues                    10,918           11,000
                                                     --------         --------
Total revenues                                         58,605           51,786
                                                     --------         --------

Costs and expenses:
     Direct costs                                      25,726           23,261
     Reimbursable out-of-pocket costs                  10,918           11,000
     Selling, general and
         administrative expenses                       16,854           14,276
     Depreciation and amortization                      2,258            2,299
     Severance and office consolidation costs            --                254
                                                     --------         --------

Total costs and expenses                               55,756           51,090
                                                     --------         --------

        Income from operations                          2,849              696

Other income (expense):
     Interest income                                      182               80
     Interest expense                                    (147)            (214)
     Other                                                201              463
     Gain on debt extinguishment                          300              254
                                                     --------         --------

Income before income taxes                              3,385            1,279

Income tax expense                                      1,240              606
                                                     --------         --------

        Net income                                   $  2,145         $    673
                                                     ========         ========


Income per share data:
Basic:
      Net income per share                           $   0.16         $   0.05
                                                     ========         ========

      Weighted average shares                          13,273           13,073

Diluted:
      Net income per share                           $   0.16         $   0.05
                                                     ========         ========

      Weighted average shares                          13,624           13,356



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



(in thousands)                                        For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                        2005              2004
                                                       -------           -------
Net income                                             $ 2,145           $   673
                                                       -------           -------

Other comprehensive income:

     Foreign currency translation adjustment            (1,214)             (570)

     Net unrealized holding gains (losses) on
        available for sale securities arising
        during the period, net of tax                      (26)                6

     Net unrealized holding gains (losses) on
        interest rate swap agreement                        62                (5)
                                                       -------           -------

Comprehensive income                                   $   967           $   104
                                                       =======           =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(in thousands)                                                                    For the three Months Ended
                                                                                            March 31,
                                                                                  ---------------------------
                                                                                    2005               2004
                                                                                  --------           --------
Net cash (used in) provided by operating activities                               $  4,083           $ (6,575)
                                                                                  --------           --------

Cash flows from investing activities:
     Proceeds from sales and maturities of available for sale securities             1,585              3,609
     Purchases of available for sale securities                                     (1,653)            (3,386)
     Acquisitions of property and equipment                                         (1,364)              (522)
     Additions to software costs                                                      (240)              (535)
     Other                                                                               3                  7
                                                                                  --------           --------
Net cash used in investing activities                                               (1,669)              (827)
                                                                                  --------           --------

Cash flows from financing activities:
     Net proceeds (repayments) under credit facilities                               2,450               (750)
     Net repayments - book overdraft                                                  (177)               (45)
     Repayment of convertible note                                                  (1,200)              (747)
     Proceeds from exercise of stock options                                           216                 68
     Payments on capital lease obligations                                            (198)              (227)
                                                                                  --------           --------
Net cash provided by (used in) financing activities                                  1,091             (1,701)
                                                                                  --------           --------

Effects of exchange rates on cash and cash equivalents                                 (71)               123

Net increase (decrease) in cash and cash equivalents                                 3,434             (8,980)
Cash and cash equivalents:
     Beginning of period                                                            17,665             21,750
                                                                                  --------           --------
     End of period                                                                $ 21,099           $ 12,770
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

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2004 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Net Income Per Share Data

Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The net income used in computing net income per diluted share has been calculated as follows:

     (in thousands)                                    Three Months Ended             Three Months Ended
                                                         March 31, 2005                 March 31, 2004
                                                       ------------------             ------------------
     Net income per Statements of operations                  $2,145                          $673
                                                              ------                          ----
     Net income for diluted earnings per share
     calculation                                              $2,145                          $673

The weighted average shares used in computing net income per diluted share have been calculated as follows:

     (in thousands)                                     Three Months Ended             Three Months Ended
                                                          March 31, 2005                 March 31, 2004
                                                        ------------------             ------------------
     Weighted average common shares
      outstanding                                             13,273                         13,073
     Stock options                                               351                            283
                                                              ------                         ------
     Weighted average shares                                  13,624                         13,356
                                                              ------                         ------


Options to purchase approximately 700,000 shares of common stock were outstanding during the three months ended March 31, 2005 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Options to purchase approximately 1,100,000 shares of common stock were outstanding during the three months ended March 31, 2004 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.


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

Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the first quarter of 2005 and 2004 would have been approximately $900,000 and $1.0 million, respectively. The Company's pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:


-------------------------------------------------------------------------------------------
(in thousands, except per share data)              Three Months Ended  Three Months Ended
                                                     March 31, 2005      March 31, 2004
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
PRO FORMA NET INCOME (LOSS):
-------------------------------------------------------------------------------------------
As reported                                              $2,145                $673
-------------------------------------------------------------------------------------------
Less: pro forma adjustment for
stock-based compensation, net of tax                       (706)               (773)
                                                         ------              ------
-------------------------------------------------------------------------------------------
Pro-forma net income (loss)                              $1,439              $ (100)
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
-------------------------------------------------------------------------------------------
As reported                                              $ 0.16              $ 0.05
-------------------------------------------------------------------------------------------
Effect of pro forma expense                              $(0.05)             $(0.06)
-------------------------------------------------------------------------------------------
Pro-forma                                                $ 0.11              $(0.01)
-------------------------------------------------------------------------------------------
PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
-------------------------------------------------------------------------------------------
As reported                                              $ 0.16              $ 0.05
-------------------------------------------------------------------------------------------
Effect of pro forma expense                              $(0.05)             $(0.06)
-------------------------------------------------------------------------------------------
Pro-forma                                                $ 0.11              $(0.01)
-------------------------------------------------------------------------------------------


New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of shared-based compensation arrangements, including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model may be used in the future under the new statement. In addition to determining the fair value model to be used, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter following the adoption of SFAS 123(R), while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. The Company is in the process of evaluating the impact SFAS 123(R) will have on its Condensed Consolidated Financial Statements.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company's Condensed Consolidated Financial Statements is January 1, 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance under FAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provision of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, enacted on October 22, 2004, creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. The Company has evaluated the effects of the repatriation provision and does not plan to repatriate undistributed income earned abroad. Therefore, the provisions of FSP 109-2 have no material effect on the Company's Condensed Consolidated Financial Statements.

2. OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. An additional $48,000 in net costs (composed of approximately $80,000 in additional costs offset by a reduction to the liability of approximately $32,000) was incurred in the second quarter of 2004 relating to this plan. The workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. Payments in 2004 totaled $302,000 and no amounts remain accrued at March 31, 2005.

In August 2003, the Company initiated a workforce realignment plan which immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003, the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. Approximately $15,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet.


The amounts accrued for the workforce reduction and office consolidation costs are detailed as follows:



-------------------------------------------------
(in thousands)                    Employee
                                  Severance
-------------------------------------------------
Liability at December 31, 2004      $  15
-------------------------------------------------
Amounts accrued                       --
-------------------------------------------------
Amounts paid                          --
-------------------------------------------------
Adjustment to liability               --
-------------------------------------------------
Liability at March  31, 2005        $  15
-------------------------------------------------

3. GOODWILL AND OTHER INTANGIBLE ASSETS:

Non-amortizable intangible assets at March 31, 2005 and December 31, 2004 are composed of:

(in thousands)
                                                           Indefinite-lived
                                        Goodwill               Intangible
                                        --------           ----------------
Balance at 12/31/04                      $26,003                $15,000
    Foreign currency fluctuations           (661)                   --
    Tax benefit to reduce goodwill           (97)                   --
                                         -------                -------
    Balance at 3/31/05                   $25,245                $15,000
                                         =======                =======

Amortizable intangible assets at March 31, 2005 and December 31, 2004 are composed of:

(in thousands)
                                        Customer          Non-Compete      Internally-Developed
                                      Relationships       Agreements             Software
                                      -------------       -----------      --------------------
Balance at 12/31/04                      $  346             $   317                $5,097
    Additional amounts acquired                                                       240
    Dispositions                                                                      (12)
    2005 amortization                       (10)                (28)                 (708)
                                         ------             -------                ------
Balance at 3/31/05                       $  336             $   289                $4,617
                                         ======             =======                ======

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

    (in thousands)
    Remainder of 2005:  $2,078
                 2006:  $1,530
                 2007:  $1,094
                 2008:  $  539
                 2009:  $  271

4. DEBT:

In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003. Certain provisions of this Facility have been subsequently amended. The Facility consists of a revolving credit loan that expires in May of 2005 and a $15.0 million term loan that matures in March of 2007. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The revolving credit loan bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or
(b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of March 31, 2005.

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

At March 31, 2005 no amounts were outstanding under the Company's revolving credit loan, $6.0 million was outstanding under the term loan, and $3.2 million was outstanding under the

$5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8% and on the Multicurrency Facility at a rate of 6.75%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007. The Company is in the process of negotiating a new credit agreement to replace the Facility, the revolving portion of which expires in May of 2005.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At March 31, 2005, approximately $30,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized loss of the swap compared to the unrealized loss of approximately $92,000 at December 31, 2004.

With the acquisition of Clinical and Pharmacologic Research, Inc. (CPR), the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance was convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note had not been converted at the Maturity Date, the Company had the option to extend the Maturity Date of the note for another three years. The note bore interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest was payable semi-annually.

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. Gains resulting from this early extinguishment of debt were recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2005, the CPR shareholders exercised their final put option and the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company's Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at March 31, 2005. Total gains resulting from early extinguishment of debt under the Note Prepayment Agreement were approximately $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three months ended March 31, 2005 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

COMPANY OVERVIEW

Kendle International Inc. (the Company) is an international contract research organization (CRO) that provides integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services on a contract basis to biopharmaceutical companies. The Company is managed in one reportable segment encompassing contract services related to Phase I through IV clinical trials.

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

The Company's results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on the Condensed Consolidated Financial Statements. Fluctuations in the Company's sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company's long-term growth. In addition, the Company's aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net Service Revenues

Net service revenues increased approximately $6.9 million, or 17%, to $47.7 million in the first quarter of 2005 from $40.8 million in the first quarter of 2004. The 17% increase in net service revenues was due entirely to organic revenue growth. Foreign currency exchange rate fluctuations accounted for a 2% increase in net service revenues in the first quarter of 2005 compared to 2004. In the first quarter of 2005, net service revenues in the North American and European regions increased by approximately $2.5 million or 10% and $4.7 million or 33%, respectively, from the same period of the prior year. The growth in net service revenues is primarily due to the Company's expanding customer base in both North America and Europe.

Approximately 43% of the Company's net service revenues were derived from operations outside of North America in the first quarter of 2005 compared to 39% in the corresponding period in 2004. The top five customers based on net service revenues contributed approximately 39% of net service revenues during the first quarter of 2005 compared to approximately 45% of net service revenues during the first quarter of 2004. Net service revenues from Pfizer Inc. (including the former Pharmacia Inc.) accounted for approximately 20% of total first quarter 2005 net service revenues compared to approximately 23% of total first quarter 2004 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 1% to $10.9 million in the first quarter of 2005 from $11.0 million in the corresponding period of 2004.

Operating Expenses

Direct costs increased approximately $2.4 million, or 11%, to $25.7 million in the first quarter of 2005 from $23.3 million in the first quarter of 2004. The increase in direct costs was composed entirely of organic growth. Foreign currency exchange rate fluctuations accounted for a 3% increase in direct costs in the first quarter of 2005 compared to 2004. The growth in direct costs relates directly to the increase in net service revenues in the first quarter of 2005. Direct costs expressed as a percentage of net service revenues were 53.9% for the three months ended March 31, 2005 compared to 57.0% for the three months ended March 31, 2004. The decrease in direct costs as a percentage of net service revenues is attributable to increased utilization of billable associates during the first quarter of 2005.

Reimbursable out-of-pocket costs decreased 1% to $10.9 million in the first quarter of 2005 from $11.0 million in the corresponding period of 2004.

Selling, general and administrative expenses increased $2.6 million, or 18%, from $14.3 million in the first quarter of 2004 to $16.9 million in the same quarter of 2005. The increase in selling, general and administrative costs was composed entirely of organic growth. Foreign currency exchange rate fluctuations accounted for a 1% increase in selling, general and administrative expenses in the first quarter of 2005 compared to the comparable period of 2004. The increase is primarily due to costs associated the Company's marketing efforts in the first quarter of 2005 and increases in employee-related costs. The increase in employee-related costs is composed of general salary increases and corresponding payroll tax increases as well as an increase in sales commissions and profit-sharing accrual. Selling, general and administrative expenses expressed as a percentage of net service revenues were 35.3% for the three months ended March 31, 2005 compared to 35.0% for the corresponding 2004 period.

Depreciation and amortization expense decreased by $41,000 in the first quarter of 2005 compared to the first quarter of 2004.

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. No amounts related to this plan remain accrued at March 31, 2005.

Other Income (Expense)

Other Income (Expense) was income of approximately $536,000 in the first quarter of 2005 compared to income of approximately $583,000 in the first quarter of 2004. Interest expense decreased by approximately $67,000 in the first quarter of 2005 compared to the first quarter of 2004 due to decreased debt outstanding in the first quarter of 2005. Interest income increased by approximately $100,000 in the first quarter of 2005 due to larger cash and investment balances in the quarter compared to the first quarter of 2004. The available-for-sale securities balance averaged $10.3 million in the first quarter of 2005 compared to $8.8 million in the first quarter of 2004. Foreign exchange rate gains were approximately $460,000 in the first quarter of 2004 compared to $265,000 in the first quarter of 2005. Finally, in both quarters the Company made a partial early repayment on its convertible note and recorded gains in the amount of $300,000 and $254,000 in the first quarter of 2005 and 2004, respectively.


Income Taxes

The Company reported tax expense at an effective rate of 36.6% in the quarter ended March 31, 2005, compared to tax expense at an effective rate of 47.4% in the quarter ended March 31, 2004. The Company continues to record full valuation allowances against the net operating losses incurred in some of its subsidiaries. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income

The net income for the quarter ended March 31, 2005 was approximately $2.1 million or $0.16 per basic and diluted share compared to net income for the quarter ended March 31, 2004 of $673,000, or $0.05 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3.4 million for the three months ended March 31, 2005 as a result of cash provided by operating and financing activities of $4.1 million and $1.1 million, respectively, offset by cash used in investing activities of $1.7 million and the negative effects of exchange rates on cash and cash equivalents of $71,000. At March 31, 2005, cash and cash equivalents amounted to $21.1 million. In addition, the Company has approximately $715,000 in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items and a decrease in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $28.9 million at March 31, 2005, and $31.1 million at December 31, 2004.

Investing activities for the three months ended March 31, 2005 consisted primarily of capital expenditures of approximately $1.6 million, mostly relating to computer equipment and software purchases, including internally developed software.

Financing activities for the quarter ended March 31, 2005, consisted primarily of scheduled repayments relating to the Company's credit facility of $750,000 and partial early repayment of the Company's convertible debt of approximately $1.2 million offset by borrowing on the Company's European Multicurrency Facility of approximately $3.2 million.

The Company had available-for-sale securities totaling $10.3 million at both March 31, 2005 and December 31, 2004.

In June 2002, the Company entered into an Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit facility that would have expired in October 2003.

Certain provisions of this Facility have been subsequently amended. The Facility consists of a revolving credit loan that expires in May of 2005 and a $15.0 million term loan that matures in March of 2007. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations. The revolving credit loan bears interest at a rate equal to either (a) The Eurodollar Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The $15.0 million term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility (as amended) as of March 31, 2005.

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

At March 31, 2005 no amounts were outstanding under the Company's revolving credit loan, $6.0 million was outstanding under the term loan, and $3.2 million was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8% and on the Multicurrency Facility at a rate of 6.75%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007. The Company is in the process of negotiating a new credit agreement to replace the Facility, the revolving portion of which expires in May of 2005.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At March 31, 2005, approximately $30,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized loss of the swap compared to the unrealized loss of approximately $92,000 at December 31, 2004.

With the acquisition of CPR, the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance was convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note had not been converted at the Maturity Date, the Company had the option to extend the Maturity Date of the note for another three years. The note bore interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest was payable semi-annually.

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. Gains resulting from this early extinguishment of debt were recorded as a gain in the Company's Condensed Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the CPR shareholders exercised their final put option and the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company's Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at March 31, 2005. Total gains resulting from early extinguishment of debt under the Note Prepayment Agreement were approximately $1.5 million.

MARKET RISK

Interest Rates

The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available-for-sale securities are recorded at fair value in the Condensed Consolidated Financial Statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At March 31, 2005, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.0 million.

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

The Company's Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity were approximately $1.5 million at March 31, 2005 compared to $2.7 million at December 31, 2004.


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

Long-Lived Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2003 and 2004 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. During the first three months of 2005, no events arose that indicated a need for an interim impairment analysis. In addition to goodwill, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life. During the first three months of 2005, no event or events have occurred which would indicate a need to adjust the indefinite useful life of this asset.

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


NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of shared-based compensation arrangements, including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model may be used in the future under the new statement. In addition to determining the fair value model to be used, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter following the adoption of SFAS 123(R), while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. The Company is in the process of evaluating the impact SFAS 123(R) will have on its Condensed Consolidated Financial Statements.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company's Condensed Consolidated Financial Statements is January 1, 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance under FAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provision of the

American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, enacted on October 22, 2004, creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. The Company has evaluated the effects of the repatriation provision and does not plan to repatriate undistributed income earned abroad. Therefore, the provisions of FSP 109-2 have no material effect on the Company's Condensed Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries are made known to them by others within those entities.

Changes in Internal Controls - During the fiscal quarter ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds -  None

Item 3.   Defaults upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders  -  None

Item 5.   Other Information

     (a) The following matters are being reported in this Quarterly Report on Form 10-Q in lieu of a separate filing of a Current Report on Form 8-K:

          (1) In a meeting on May 5, 2005, the Company's Board of Directors approved an amendment to the 1998 Employee Stock Purchase Plan (the "ESPP") pursuant to the powers granted to the Board under the terms of the ESPP. The ESPP originally was approved by the Company's shareholders for up to 500,000 shares of the Company's common stock. The ESPP enables an employee to purchase shares of the Company's common stock with contributions made by the employee during a plan year that runs from July 1 to June 30. Based on historic participation rates, the Company anticipates that the number of authorized shares will be exhausted during the upcoming plan year, and the Company has determined not to seek shareholder approval to increase authorized shares under this ESPP. Accordingly, the ESPP amendment, which is filed as an exhibit hereto, has been adopted to prescribe a method of winding down participation in the ESPP.

          (2) On May 5, 2005, each independent director was granted an option to purchase 5,000 shares of the Company's common stock. Option grants are made annually to the independent directors under the 1997 Stock Option and Stock Incentive Plan, but the size of the grant is subject to change from year to year. Each director will enter into a Grant Agreement in the form attached hereto as Exhibit 10.20(c)(5).

     (b)  Not applicable

Item 6. Exhibits


          10.20(c)(5)    Form of Option Grant Agreement with Independent
                         Directors

          10.20(e)(4)    Amendment No. 4 to 1998 Employee Stock Purchase Plan

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



                                        KENDLE INTERNATIONAL INC.



                                        By: /s/ Candace Kendle
                                            ------------------------------
Date: May 10, 2005                          Candace Kendle
                                            Chairman of the Board and Chief
                                            Executive Officer



                                        By: /s/ Karl Brenkert III
                                            ------------------------------
Date: May 10, 2005                          Karl Brenkert III
                                            Senior Vice President -
                                            Chief Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

           Exhibits                   Description
           --------                   -----------

          10.20(c)(5)    Form of Option Grant Agreement with Independent
                         Directors

          10.20(e)(4)    Amendment No. 4 to 1998 Employee Stock Purchase Plan

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