Form 10-Q
period 2005-06-30
KENDLE INTERNATIONAL INC
filed 2005-08-09
CIK 1039151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________ TO ___________

                      Commission file number ___000-23019____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,493,286 shares of Common Stock, no par value, as of July 27, 2005.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                                  Page
                                                                                  ----
Part I.            Financial Information

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - June 30,2005
                           and December 31, 2004                                    3

                     Condensed Consolidated Statements of Operations - Three
                           Months Ended June 30, 2005 and 2004; Six Months Ended
                           June 30, 2005 and 2004                                   4

                     Condensed Consolidated Statements of Comprehensive Income
                           (Loss) - Three Months Ended June 30, 2005 and 2004;
                           Six Months Ended June 30, 2005 and 2004                  5

                     Condensed Consolidated Statements of Cash Flows - Six
                           Months Ended June 30, 2005 and 2004                      6

                     Notes to Condensed Consolidated Financial Statements           7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                    14

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk     27

         Item 4.     Controls and Procedures                                       27

Part II.           Other Information                                               27

         Item 1.     Legal Proceedings                                             27

         Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   27

         Item 3.     Defaults upon Senior Securities                               27

         Item 4.     Submission of Matters to a Vote of Security Holders           27

         Item 5.     Other Information                                             28

         Item 6.     Exhibits                                                      28

Signatures                                                                         30

Exhibit Index                                                                      31

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,    December 31,
 (in thousands, except share data)                                                  2005         2004
                                                                                  ---------    ---------
                                                                                 (unaudited)    (note 1)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                    $  19,759    $  17,665
     Restricted cash                                                                    394          971
     Available-for-sale securities                                                    9,698       10,271
     Accounts receivable                                                             52,081       56,025
     Other current assets                                                            10,695       10,243
                                                                                  ---------    ---------
               Total current assets                                                  92,627       95,175
                                                                                  ---------    ---------
Property and equipment, net                                                          15,573       16,821
Goodwill                                                                             24,450       26,003
Other finite-lived intangible assets                                                    587          663
Other indefinite-lived intangible assets                                             15,000       15,000
Other assets                                                                          7,810        9,018
                                                                                  ---------    ---------
               Total assets                                                       $ 156,047    $ 162,680
                                                                                  =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of obligations under capital leases                          $     503    $     740
     Current portion of amounts outstanding under credit facilities                   3,166        3,000
     Convertible note                                                                     -        1,500
     Trade payables                                                                   7,472        9,169
     Advance billings                                                                20,489       24,924
     Other accrued liabilities                                                       15,678       15,128
                                                                                  ---------    ---------
         Total current liabilities                                                   47,308       54,461
                                                                                  ---------    ---------
Obligations under capital leases, less current portion                                  597          863

Long-term debt                                                                        2,250        3,750
Other noncurrent liabilities                                                          1,114          831
                                                                                  ---------    ---------
         Total liabilities                                                           51,269       59,905
                                                                                  ---------    ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
     Common stock -- no par value; 45,000,000 shares authorized; 13,394,208 and
         13,262,826 shares issued and 13,374,311 and 13,242,929
        outstanding at June 30, 2005 and December 31, 2004, respectively                 75           75
     Additional paid in capital                                                     136,997      136,111
     Accumulated deficit                                                            (32,009)     (35,596)
     Accumulated other comprehensive:
         Net unrealized holding losses on available-for-sale securities                 (56)         (49)
         Unrealized loss on interest rate swap                                          (15)         (92)
         Foreign currency translation adjustment                                        179        2,719
                                                                                  ---------    ---------
               Total accumulated other comprehensive income                             108        2,578
     Less: Cost of common stock held in treasury, 19,897 shares at
        June 30, 2005 and December 31, 2004, respectively                              (393)        (393)
                                                                                  ---------    ---------
         Total shareholders' equity                                                 104,778      102,775
                                                                                  ---------    ---------
               Total liabilities and shareholders' equity                         $ 156,047    $ 162,680
                                                                                  =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months Ended              For the Six Months Ended
(in thousands, except per share data)                       June 30,                                June 30,
                                               ---------------------------------  ---------------------------------------------
                                                     2005             2004              2005                    2004
                                               ----------------   --------------  ---------------------   ---------------------
Net service revenues                           $         49,965   $       41,217  $              97,652   $              82,003
Reimbursable out-of-pocket revenues                      11,153           11,998                 22,071                  22,998
                                               ----------------   --------------  ---------------------   ---------------------
Total revenues                                           61,118           53,215                119,723                 105,001
                                               ----------------   --------------  ---------------------   ---------------------

Costs and expenses:
     Direct costs                                        27,152           24,221                 52,878                  47,482
     Reimbursable out-of-pocket costs                    11,153           11,998                 22,071                  22,998
     Selling, general and
         administrative expenses                         17,042           14,391                 33,896                  28,667
     Depreciation and amortization                        2,119            2,270                  4,377                   4,569
     Severance and office consolidation costs                 -               48                      -                     302
                                               ----------------   --------------  ---------------------   ---------------------

                                                         57,466           52,928                113,222                 104,018
                                               ----------------   --------------  ---------------------   ---------------------

        Income from operations                            3,652              287                  6,501                     983

Other income (expense):
     Interest income                                        258               84                    440                     164
     Interest expense                                      (141)            (201)                  (288)                   (415)
     Other                                                   92             (178)                   293                     285
     Gain on debt extinguishment                              -              343                    300                     597
                                               ----------------   --------------  ---------------------   ---------------------

Income before income taxes                                3,861              335                  7,246                   1,614

Income tax expense                                        2,419              124                  3,659                     730
                                               ----------------   --------------  ---------------------   ---------------------

        Net income                             $          1,442   $          211  $               3,587   $                 884
                                               ================   ==============  =====================   =====================

Income per share data:
Basic:
      Net income per share                     $           0.11   $         0.02  $                0.27   $                0.07
                                               ================   ==============  =====================   =====================

      Weighted average shares                            13,329           13,120                 13,301                  13,096

Diluted:
      Net income per share                     $           0.10   $         0.02  $                0.26   $                0.07
                                               ================   ==============  =====================   =====================

      Weighted average shares                            13,783           13,349                 13,713                  13,351

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                  For the Three Months Ended            For the Six Months Ended
                                                         June 30,                              June 30,
 (in thousands)                                ---------------------------------   ----------------------------------
                                                    2005             2004              2005                2004
                                               -------------    ----------------   ---------------  -----------------
Net income                                     $       1,442    $            211   $         3,587  $             884
                                               -------------    ----------------   ---------------  -----------------

Other comprehensive income (loss):

     Foreign currency translation adjustment          (1,326)               (499)           (2,540)            (1,069)

     Net unrealized holding gains (losses) on
        available-for-sale securities arising
        during the period, net of tax                     19                 (60)               (7)               (54)

     Net unrealized holding gains on
        interest rate swap agreement                      15                 187                77                182
                                               -------------    ----------------   ---------------  -----------------

Comprehensive income (loss)                    $         150    $           (161)          $ 1,117  $             (57)
                                               =============    ================   ===============  =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the Six Months Ended
 (in thousands)                                                                      June 30,
                                                                           ----------------------------
                                                                                2005           2004
                                                                           ------------    ------------
Net cash provided by (used in) operating activities                        $      7,244    $     (6,486)
                                                                           ------------    ------------

Cash flows from investing activities:
     Proceeds from sales and maturities of available-for-sale securities          2,410           6,629
     Purchases of available-for-sale securities                                  (1,905)         (6,691)
     Acquisitions of property and equipment                                      (2,274)         (1,296)
     Additions to software costs                                                   (385)         (1,032)
     Other                                                                           17              15
                                                                           ------------    ------------
Net cash used in investing activities                                            (2,137)         (2,375)
                                                                           ------------    ------------

Cash flows from financing activities:
     Net repayments under credit facilities                                      (1,273)         (1,404)
     Net proceeds / (repayments) - book overdraft                                  (399)             75
     Repayment of convertible note                                               (1,200)         (1,903)
     Other                                                                          (30)              -
     Proceeds from exercise of stock options                                        489             126
     Payments on capital lease obligations                                         (416)           (444)
                                                                           ------------    ------------
Net cash used in financing activities                                            (2,829)         (3,550)
                                                                           ------------    ------------

Effects of exchange rates on cash and cash equivalents                             (184)             58

Net increase (decrease) in cash and cash equivalents                              2,094         (12,353)
Cash and cash equivalents:
     Beginning of period                                                         17,665          21,750
                                                                           ------------    ------------
     End of period                                                         $     19,759    $      9,397
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

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2004 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

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

The net income used in computing net income per diluted share has been calculated as follows:

                                           Three Months Ended   Three Months Ended
   (in thousands)                             June 30, 2005        June 30, 2004
                                           ------------------   ------------------
Net income per Statements of operations    $            1,442   $              211

                                           ------------------   ------------------
Net income for diluted earnings per share  $            1,442   $              211
calculation

(in thousands)                              Six Months Ended   Six Months Ended
                                              June 30, 2005      June 30, 2004
                                           ------------------  -----------------
Net income per Statements of operations    $            3,587  $             884

                                           ------------------  -----------------
Net income for diluted earnings per share  $            3,587  $             884
calculation

The weighted average shares used in computing net income per diluted share have been calculated as follows:

                                           Three Months Ended  Three Months Ended
(in thousands)                                June 30, 2005       June 30, 2004
                                           ------------------  -----------------
Weighted average common shares
 Outstanding                                    13,329               13,120
Stock options                                      454                  229
                                                ------               ------
Weighted average shares                         13,783               13,349
                                                ------               ------

                                           Six Months Ended  Six Months Ended
(in thousands)                               June 30, 2005    June 30, 2004
                                           ----------------  ----------------
Weighted average common shares
 Outstanding                                   13,301             13,096
Stock options                                     412                255
                                               ------             ------
Weighted average shares                        13,713             13,351
                                               ------             ------

Options to purchase approximately 600,000 shares of common stock were outstanding during the three and six months ended June 30, 2005 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

On May 12, 2005, the Compensation Committee amended the vesting schedule of a total of approximately 140,000 options outstanding that met the following criteria:

1) Outstanding/unvested as of May 12, 2005

2) Have an option price greater than $11.73 (fair market value on May 12, 2005)

3) Were granted between May 1, 2001 and May 1, 2002.

All unvested shares that met the above criteria, with the exception of options held by any executive officer of the company, were immediately vested as of May 12, 2005. The Compensation Committee decided to accelerate the vesting schedule of these options primarily to enhance employee appreciation of the importance of focusing on increasing shareholder value and to avoid expensing the options upon adoption of SFAS 123(R).

Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the second quarter of 2005 and 2004 would have been approximately $3.1 million and $1.0 million, respectively. Approximately $2.2 million of the $3.1 million in compensation expense that would have been recognized in the second quarter of 2005 resulted from the amendment made to the vesting schedule. The amount of compensation expense that would have been recognized in the first six months of 2005 and 2004 would have been approximately $4.0 million and $2.0 million, respectively. The Company's pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:

                                                Three Months Ended      Three Months
(in thousands, except per share data)             June 30, 2005      Ended June 30, 2004
----------------------------------------------  ------------------   -------------------
PRO FORMA NET INCOME (LOSS):
As reported                                     $            1,442     $          211
Less: pro forma adjustment for
 stock-based compensation, net of tax                       (2,369)              (769)
                                                ------------------     --------------
Pro-forma net loss                              $             (927)    $         (558)

PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                     $             0.11     $         0.02
Effect of pro forma expense                     $            (0.18)    $        (0.06)
Pro-forma                                       $            (0.07)    $        (0.04)
PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                     $             0.10     $         0.02
Effect of pro forma expense                     $            (0.17)    $        (0.06)
Pro-forma                                       $            (0.07)    $        (0.04)


                                                Six Months Ended  Six Months Ended
                                                    June 30,          June 30,
(in thousands, except per share data)                 2005             2004
----------------------------------------------  ----------------  ----------------
PRO FORMA NET INCOME (LOSS):
As reported                                     $          3,587  $            884
Less: pro forma adjustment for
 stock- based compensation, net of tax                    (3,076)           (1,542)
                                                ----------------  ----------------
Pro-forma net income (loss)                     $            511  $           (658)
PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                     $           0.27  $           0.07
Effect of pro-forma expense                     $          (0.23) $          (0.12)
Pro-forma                                       $           0.04  $          (0.05)
PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                     $           0.26  $           0.07
Effect of pro-forma expense                     $          (0.22) $          (0.12)
Pro-forma                                       $           0.04  $          (0.05)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of shared-based compensation arrangements, including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model may be used in the future under the new statement. In addition to determining the fair value model to be used, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter following the adoption of SFAS 123(R), while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. The Company is in the process of evaluating the impact SFAS 123(R) will have on its Consolidated Financial Statements.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company's Consolidated Financial Statements is January 1, 2006.

In May 2005, the FASB issued FASB Statement 154 "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement 3 "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in the Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.

Statement No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The application of FAS-153 is not expected to have any impact on earnings and financial position.

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

2.    OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. An additional $48,000 in net costs (composed of approximately $80,000 in additional costs offset by a reduction to the liability of approximately $32,000) was incurred in the second quarter of 2004 relating to this plan. The workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. Payments in 2004 totaled $302,000 and no amounts remain accrued at June 30, 2005.

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

The amounts accrued for the workforce reduction and office consolidation costs are detailed as follows:

                                Employee
(in thousands)                  Severance
------------------------------  ---------
Liability at December 31, 2004  $      15
Amounts accrued                        --
Amounts paid                           --
Adjustment to liability                --
Liability at June  30, 2005     $      15

3.    GOODWILL AND OTHER INTANGIBLE ASSETS:

Non-amortizable intangible assets at June 30, 2005 and December 31, 2004 are composed of:

(in thousands)

                                               Indefinite-lived
                                    Goodwill      Intangible
                                    --------   ----------------
Balance at 12/31/04                 $ 26,003   $         15,000
    Foreign currency fluctuations     (1,359)                --
    Tax benefit to reduce goodwill      (194)                --
                                    --------   ----------------
    Balance at 6/30/05              $ 24,450   $         15,000
                                    ========   ================

Amortizable intangible assets at June 30, 2005 and December 31, 2004 are composed of:

(in thousands)

                                   Customer      Non-Compete   Internally-Developed
                                 Relationships   Agreements         Software
                                 -------------   -----------   --------------------
Balance at 12/31/04              $         346   $       317   $              5,097
    Additional amounts acquired             --            --                    385
    Dispositions                            --            --                    (12)
    2005 amortization                      (19)          (57)                (1,288)
                                 -------------   -----------   --------------------
Balance at 6/30/05               $         327   $       260   $              4,182
                                 =============   ===========   ====================

Internally-developed software is included in other assets within the condensed consolidated financial statements.

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)

Remainder of 2005:     $  936
             2006:     $1,558
             2007:     $1,124
             2008:     $  570
             2009:     $  302

4.    DEBT:

In May 2005, the Company entered into the Second Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit agreement. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations.

The Facility is composed of a $20.0 million revolving credit loan that expires in May of 2008. The existing term loan is carried over from the previous agreement and matures in March of 2007.

The revolving credit loan bears interest at a rate equal to either (a) The LIBOR Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The existing term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into new five year term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility as of June 30, 2005.

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

At June 30, 2005 no amounts were outstanding under the Company's revolving credit loan, $5.3 million was outstanding under the term loan, and approximately $165,000 was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8% and on the Multicurrency Facility at a rate of 6.75%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At June 30, 2005, approximately $15,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized loss of the swap compared to the unrealized loss of approximately $92,000 at December 31, 2004.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. Gains resulting from this early extinguishment of debt were recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company's Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at June 30, 2005. Total gains resulting from early extinguishment of debt under the Note Prepayment Agreement were approximately $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and six months ended June 30, 2005 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net Service Revenues

Net service revenues increased approximately $8.8 million, or 21%, to $50.0 million in the second quarter of 2005 from $41.2 million in the second quarter of 2004. The 21% increase in net service revenues was due entirely to organic revenue growth. Foreign currency exchange rate fluctuations accounted for a 2% increase in net service revenues in the second quarter of 2005 compared to 2004. In the second quarter of 2005, net service revenues in the North American and European regions increased by approximately $3.5 million or 14% and $5.1 million or 34%, respectively, from the same period of the prior year. The growth in net service revenues is primarily due to the Company's expanding customer base in both North America and Europe.

Approximately 44% of the Company's net service revenues were derived from operations outside of North America in the second quarter of 2005 compared to 41% in the corresponding period in 2004. The top five customers based on net service revenues contributed approximately 34% of net service revenues during the second quarter of 2005 compared to approximately 39% of net service revenues during the second quarter of 2004. Net service revenues from Pfizer Inc. accounted for approximately 16% of total second quarter 2005 net service revenues compared to approximately 19% of total second quarter 2004 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 7% to $11.2 million in the second quarter of 2005 from $12.0 million in the corresponding period of 2005.

Operating Expenses

Direct costs increased approximately $3.0 million, or 12%, to $27.2 million in the second quarter of 2005 from $24.2 million in the second quarter of 2004. Foreign currency exchange rate fluctuations accounted for a 3% increase in direct costs in the second quarter of 2005 compared to 2004. The growth in direct costs relates directly to the increase in net service revenues in the second quarter of 2005. Direct costs expressed as a percentage of net service revenues were 54.3% for the three months ended June 30, 2005 compared to 58.8% for the three months ended June 30, 2004. The decrease in direct costs as a percentage of net service revenues is attributable to increased utilization of billable associates during the second quarter of 2005 as well as a larger revenue base to absorb fixed costs.

Reimbursable out-of-pocket costs decreased 7% to $11.2 million in the second quarter of 2005 from $12.0 million in the corresponding period of 2004.

Selling, general and administrative expenses increased $2.6 million, or 18%, from $14.4 million in the second quarter of 2004 to $17.0 million in the same quarter of 2005. Foreign currency exchange rate fluctuations accounted for a 1% increase in selling, general and administrative expenses in the second quarter of 2005 compared to the comparable period of 2004. The increase is primarily due to costs associated with the Company's marketing efforts in the second quarter of 2005 and increases in employee-related costs. The increase in employee-related costs is composed of general salary increases and corresponding payroll tax increases as well as an increase in sales commissions and profit-sharing accrual. Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.1% for the three months ended June 30, 2005 compared to 35.0% for the corresponding 2004 period.

Depreciation and amortization expense decreased by $151,000 in the second quarter of 2005 compared to the second quarter of 2004. This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable life and as well as a slowdown in additions to fixed assets as compared to prior periods.

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. No amounts related to this plan remain accrued at June 30, 2005.

Other Income (Expense)

Other Income (Expense) was income of approximately $209,000 in the second quarter of 2005 compared to income of approximately $48,000 in the second quarter of 2004. Interest expense decreased by approximately $60,000 in the second quarter of 2005 compared to the second quarter of 2004 due to decreased debt outstanding in the second quarter of 2005. Interest income increased by approximately $174,000 in the second quarter of 2005 due to larger cash and investment balances in the quarter as well as a general increase in interest rates in the second quarter of 2005 compared to the second quarter of 2004. The available-for-sale securities balance averaged $9.8 million in the second quarter of 2005 compared to $8.9 million in the second quarter of 2004. Foreign exchange rate gains and losses were a loss of approximately $35,000 in the second quarter of 2004 compared to a gain of $207,000 in the second quarter of 2005. In the second quarter of 2004, the Company recorded a gain of $343,000 on the partial early retirement of the Company's convertible debt. The convertible note was fully paid as of March 31, 2005 so no such gain occurred in the second quarter of 2005.

Income Taxes

The Company reported tax expense at an effective rate of 62.7% in the quarter ended June 30, 2005, compared to tax expense at an effective rate of 37.0% in the quarter ended June 30, 2004. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge results from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax
(CAT) on gross receipts. Concurrent with the phase-in of the CAT, the Ohio income tax, net worth tax, and personal property tax will be phased out. The Company anticipates that the net effect of this tax law change will benefit the Company's earnings in future years. In addition, the Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income

The net income for the quarter ended June 30, 2005 was approximately $1.4 million or $0.11 per basic and $0.10 per diluted share compared to net income for the quarter ended June 30, 2004 of $211,000, or $0.02 per basic and diluted share.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net Service Revenues

Net service revenues increased 19% to $97.7 million in the first six months of 2005 from $82.0 million in the first six months of 2004. The 19% increase in net service revenues was due entirely to organic growth. Foreign currency exchange rate fluctuations accounted for a 2% increase in net service revenues in the first six months of 2005 compared to the first six months of 2004. In the first half of 2005, net service revenues in the North American and European regions increased by approximately $5.9 million or 12% and $9.8 million or 34%, respectively, from the same period of the prior year. The growth in net service revenues is primarily due to the Company's expanding customer base in both North America and Europe.

Approximately 44% of the Company's net service revenues were derived from operations outside of North America in the first six months of 2005 compared to 40% in the corresponding period of 2004. The top five customers based on net service revenues contributed approximately 36% of net service revenues during the first six months of 2005 compared to approximately 42% of net service revenues during the first six months of 2004. Net service revenues from Pfizer Inc. accounted for approximately 18% of total net service revenues in the first half of 2005 compared to approximately 21% of total net service revenues in the first half of 2004. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in either the first six months of 2005 or 2004.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 4.0% to $22.1 million in the six months ended June 30, 2005 from $23.0 million in the corresponding period of 2004.

Operating Expenses

Direct costs increased by 11% from $47.5 million in the first six months of 2004 to $52.9 million in the first six months of 2005. Foreign currency exchange rate fluctuations accounted for a 2% increase in direct costs in the first six months of 2005 compared to 2004. The remaining growth in direct costs relates directly to the increase in net service revenues in the first half of 2005. Direct costs expressed as a percentage of net service revenues were 54.2% for the six months ended June 30, 2005 compared to 57.9% for the six months ended June 30, 2004. The decrease in direct costs as a percentage of net service revenues is attributable to increased utilization of billable associates during the second quarter of 2005 as well as a larger revenue base to absorb fixed costs.

Reimbursable out-of-pocket costs decreased 4.0% to $22.1 million in the six months ended June 30, 2005 from $23.0 million in the corresponding period of 2004.

Selling, general and administrative expenses increased from $28.7 million in the first half of 2004 to $33.9 million in the first half of 2005. Foreign currency exchange rate fluctuations accounted for a 1% increase in selling, general and administrative expenses in the first six months of 2005 compared to the comparable period of 2004. The increase is primarily due to costs associated with the Company's marketing efforts in the second quarter of 2005 and increases in employee-related costs. The increase in employee-related costs is composed of general salary increases and corresponding payroll tax increases as well as an increase in sales commissions and profit-sharing accrual. Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.8% for the six months ended June 30, 2005 compared to 35.0% for the corresponding 2004 period.

Depreciation and amortization expense decreased by 4% in the six months ending June 30, 2005 compared to the corresponding period of 2004.

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. No expenses related to workforce realignment plans were incurred in 2005. No amounts remain accrued at June 30, 2005.

Other Income (Expense)

Other Income (Expense) was income of $745,000 for the first six months of 2005 compared to income of approximately $631,000 in the first six months of 2004. Interest expense decreased by approximately $127,000 in the first six months of 2005 compared to the first half of 2004 due to decreased debt outstanding in the first half of 2005. Interest income increased by approximately $276,000 in the first half of 2005 due to larger cash and investment balances as well as a general increase in interest rates in 2005 compared to 2004. The available-for-sale securities balance averaged $10.1 million for the six months ended June 30, 2005 compared to $8.8 million for the six months ended June 30, 2004. In the first half of 2004, the Company made partial early repayments on its convertible note and recorded gains from these repayments of approximately $597,000 compared to a gain of $300,000 on partial early repayment of debt in the first half of 2005. The convertible note was fully paid as of March 31, 2005.

Income Taxes

The Company reported tax expense at an effective rate of 50.5% in the six months ended June 30, 2005 compared to tax expense at an effective rate of 45.2% in the six months ended June 30, 2004. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge results from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax
(CAT) on gross receipts. Concurrent with the phase-in of the CAT, the Ohio income tax, net worth tax, and personal property tax will be phased out. The Company anticipates that the net effect of this tax law change will benefit the Company's earnings in future years. The Company continues to maintain full valuation allowances against net operating losses incurred in certain European subsidiaries of the Company. Since Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income

Net income for the six months ended June 30, 2005 was approximately $3.6 million, or $0.27 per diluted share and $0.26 per basic share compared to net income of approximately $884,000 or $0.07 per basic and diluted share for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2.1 million for the six months ended June 30, 2005 as a result of cash provided by operating activities of $7.2 million offset by cash used in investing activities of $2.1, cash used in financing activities of $2.8 million and the negative effects of exchange rates on cash and cash equivalents of $184,000. At June 30, 2005, cash and cash equivalents amounted to $19.8 million. In addition, the Company has approximately $394,000 in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items and a decrease in net accounts receivable offset partially by a decrease in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $31.6 million at June 30, 2005, and $31.1 million at December 31, 2004.

Investing activities for the six months ended June 30, 2005 consisted primarily of capital expenditures of approximately $2.7 million, mostly relating to computer equipment and software purchases, including internally developed software.

Financing activities for the six months ended June 30, 2005, consisted primarily of scheduled repayments relating to the Company's credit facility of $1.5 million and partial early repayment of the Company's convertible debt of approximately $1.2 million.

The Company had available-for-sale securities totaling $9.7 million at June 30, 2005 compared to $10.3 million at December 31, 2004.

In May 2005, the Company entered into the Second Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit agreement. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations.

The Facility is composed of a $20.0 million revolving credit loan that expires in May of 2008. The existing term loan is carried over from the previous agreement and matures in March of 2007.

The revolving credit loan bears interest at a rate equal to either (a) The LIBOR Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the Bank's Prime Rate. The existing term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into new five year term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility as of June 30, 2005.

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

At June 30, 2005 no amounts were outstanding under the Company's revolving credit loan, $5.3 million was outstanding under the term loan, and approximately $165,000 was outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8% and on the Multicurrency Facility at a rate of 6.75%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At June 30, 2005, approximately $15,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized loss of the swap compared to the unrealized loss of approximately $92,000 at December 31, 2004.

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

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. Gains resulting from this early extinguishment of debt were recorded as a gain in the Company's Condensed Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company's Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at June 30, 2005. Total gains resulting from early extinguishment of debt under the Note Prepayment Agreement were approximately $1.5 million.

MARKET RISK

Interest Rates

The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available-for-sale securities are recorded at fair value in the Condensed Consolidated Financial Statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At June 30, 2005, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.0 million.

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

The Company's Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of shareholders' equity, were approximately $178,000 June 30, 2005 compared to $2.7 million at December 31, 2004.

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

Long-Lived Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2003 and 2004 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. During the first six months of 2005, no events arose that indicated a need for an interim impairment analysis. In addition to goodwill, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life. During the first six months of 2005, no event or events have occurred which would indicate a need to adjust the indefinite useful life of this asset.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of shared-based compensation arrangements, including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model may be used in the future under the new statement. In addition to determining the fair value model to be used, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter following the adoption of SFAS 123(R), while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. The Company is in the process of evaluating the impact SFAS 123(R) will have on its Consolidated Financial Statements.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company's Consolidated Financial Statements is January 1, 2006.

In May 2005, the FASB issued FASB Statement No. 154 "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement 3 "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in the Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.

Statement No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The application of FAS-153 is not expected to have any impact on earnings and financial position.

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

Changes in Internal Controls - During the fiscal quarter ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders -

      The Annual Meeting of Shareholders of the Company was held May 5, 2005. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Christopher C. Bergen, Robert R. Buck, G. Steven Geis, Donald C. Harrison, Timothy E. Johnson, Frederick A. Russ and Robert C. Simpson. Shares were voted as follows: Candace Kendle (FOR: 11,141,394 WITHHELD:
797,005), Christopher C. Bergen (FOR: 11,901,918 WITHHELD: 36,481), Robert R. Buck (FOR: 11,900,664 WITHHELD: 37,735), G. Steven Geis (FOR: 11,902,095
WITHHELD: 36,304), Donald C. Harrison (FOR: 11,902,964 WITHHELD: 35,435), Timothy E. Johnson (FOR: 11,903,164 WITHHELD:

35,235), Frederick A. Russ (FOR: 11,678,676 WITHHELD: 259,723) and Robert C. Simpson (FOR: 11,901,964 WITHHELD: 36,435).

      In addition, the Shareholders voted on the ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the calendar year 2005. The Shareholders ratified this appointment. Voting results on this ratification were as follows: 11,886,652 shares were voted FOR ratification, 49,147 shares voted AGAINST, and 2,600 shares voted to ABSTAIN.

Item 5. Other Information -

(a) In a meeting on August 4, 2005, the Company's Board of Directors approved an Amendment No. 5 (the "Amendment") to the 1998 Employee Stock Purchase Plan (the "ESPP") pursuant to the powers granted to the Board under the terms of the ESPP. The Amendment is filed as an exhibit hereto and is incorporated by reference herein. The following matter is being reported in this Quarterly Report on Form 10-Q in lieu of a separate filing of a Current Report on Form 8-K.

(b) Not applicable.

Item 6. Exhibits

Exhibits - Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits thereto.

Exhibit                                                                           Filing
Number                       Description of Exhibit                               Status
-----------  -------------------------------------------------------------------  ------
10.1         Second Amended and Restated Credit Agreement dated asof May 27,         A
             2005 among Kendle International Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as agent

10.1(a)      Amended and Restated Pledge and Security Agreement dated June 3,        A
             2002

10.1(b)      Amended and Restated Guarantee Agreement dated June 3, 2002 and         A
             re-affirmed as of May 27, 2005

10.1(c)      Security Agreement dated May 14, 2003 and re-affirmed as of May 27,     B
             2005

10.20(e)(5)  Amendment No. 5 to 1998 Employee Stock Purchase Plan                    C

31.1         Certificate of Chief Executive Officer pursuant to Section 302 of       C
             the Sarbanes-Oxley Act of 2002

31.2         Certificate of Chief Financial Officer pursuant to Section 302 of       C
             the Sarbanes-Oxley Act of 2002

32.1         Certificate of Chief Executive Officer pursuant to Section 906 of       C
             the Sarbanes-Oxley Act of 2002

32.2         Certificate of Chief Financial Officer pursuant to Section 906 of       C
             the Sarbanes-Oxley Act of 2002

Filing
Status                        Description of Filing Status
-----------  -------------------------------------------------------------------
A            Incorporated by reference to the Company's Current Report on
             Form 8-K dated June 3, 2005

B Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003

C            Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 KENDLE INTERNATIONAL INC.

                                           By: /s/ Candace Kendle
                                               ---------------------------------
Date: August 9, 2005                           Candace Kendle
                                               Chairman of the Board and Chief
                                               Executive Officer

                                           By: /s/ Karl Brenkert III
                                               ---------------------------------
Date: August 9, 2005                           Karl Brenkert III
                                               Senior Vice President - Chief
                                               Financial Officer

                            KENDLE INTERNATIONAL INC.

                                  EXHIBIT INDEX

Exhibits                          Description
-----------  -------------------------------------------------------------------
10.1         Second Amended and Restated Credit Agreement dated as of May 27,
             2005 among Kendle International Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as agent

10.1(a)      Amended and Restated Pledge and Security Agreement dated
             June 3, 2002

10.1(b) Amended and Restated Guarantee Agreement dated June3, 2002 and re-affirmed as of May 27, 2005

10.1(c)      Security Agreement dated May 14, 2003 and re-affirmed as of
             May 27, 2005

10.20(e)(5)  Amendment No. 5 to 1998 Employee Stock Purchase Plan

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