Form 10-Q
period 2005-09-30
KENDLE INTERNATIONAL INC
filed 2005-11-09
CIK 1039151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO ___________

                        Commission file number 000-23019

                            KENDLE INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                    Ohio                                   31-1274091
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)


441 Vine Street, Suite 1200, Cincinnati, Ohio                 45202
   (Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code (513) 381-5550

       ___________________________________________________________________
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,039,587 shares of Common Stock, no par value, as of October 25, 2005.

                            KENDLE INTERNATIONAL INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -September 30, 2005
                and December 31, 2004                                         3

             Condensed Consolidated Statements of Operations - Three
                Months Ended September 30, 2005 and 2004; Nine Months
                Ended September 30, 2005 and 2004                             4

             Condensed Consolidated Statements of Comprehensive Income
                (Loss) - Three Months Ended September 30, 2005 and 2004;
                Nine Months Ended September 30, 2005 and 2004                 5

             Condensed Consolidated Statements of Cash Flows - Nine
                Months Ended September 30, 2005 and 2004                      6

             Notes to Condensed Consolidated Financial Statements             7

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    14

   Item 3.   Quantitative and Qualitative Disclosure About Market Risk       27

   Item 4.   Controls and Procedures                                         27

Part II. Other Information                                                   28

   Item 1.   Legal Proceedings                                               28

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     28

   Item 3.   Defaults upon Senior Securities                                 28

   Item 4.   Submission of Matters to a Vote of Security Holders             28

   Item 5.   Other Information                                               28

   Item 6.   Exhibits                                                        28

Signatures                                                                   29

Exhibit Index                                                                30

                            KENDLE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,   December 31,
                                                                         2005           2004
                                                                    -------------   ------------
(in thousands, except share data)                                    (unaudited)      (note 1)
                              ASSETS

Current assets:
   Cash and cash equivalents                                          $ 25,510        $ 17,665
   Restricted cash                                                         213             971
   Available-for-sale securities                                        10,621          10,271
   Accounts receivable                                                  54,814          56,025
   Other current assets                                                 11,420          10,243
                                                                      --------        --------
         Total current assets                                          102,578          95,175
                                                                      --------        --------
Property and equipment, net                                             15,441          16,821
Goodwill                                                                24,323          26,003
Other finite-lived intangible assets                                       549             663
Other indefinite-lived intangible assets                                15,000          15,000
Other assets                                                             6,829           9,018
                                                                      --------        --------
         Total assets                                                 $164,720        $162,680
                                                                      ========        ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of obligations under capital leases                $    392        $    740
   Current portion of amounts outstanding under credit facilities        3,000           3,000
   Convertible note                                                         --           1,500
   Trade payables                                                        7,055           9,169
   Advance billings                                                     19,403          24,924
   Other accrued liabilities                                            15,820          15,128
                                                                      --------        --------
         Total current liabilities                                      45,670          54,461
                                                                      --------        --------
Obligations under capital leases, less current portion                     526             863
Long-term debt                                                           1,500           3,750
Other noncurrent liabilities                                             1,139             831
                                                                      --------        --------
         Total liabilities                                              48,835          59,905
                                                                      --------        --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock -- no par value; 100,000 shares authorized; no shares issued and outstanding
   Common stock -- no par value; 45,000,000 shares authorized;
      13,961,379 and 13,262,826 shares issued and 13,941,482 and
      13,242,929 outstanding at September 30, 2005 and
      December 31, 2004, respectively                                       75              75
   Additional paid in capital                                          144,566         136,111
   Accumulated deficit                                                 (28,615)        (35,596)
   Accumulated other comprehensive:
      Net unrealized holding losses on available-for-sale
         securities                                                        (54)            (49)
      Unrealized gains (losses) on interest rate swap                        1             (92)
      Foreign currency translation adjustment                              305           2,719
                                                                      --------        --------
         Total accumulated other comprehensive income                      252           2,578
   Less: Cost of common stock held in treasury, 19,897 shares at
      September 30, 2005 and December 31, 2004                            (393)           (393)
                                                                      --------        --------
      Total shareholders' equity                                       115,885         102,775
                                                                      --------        --------
         Total liabilities and shareholders' equity                   $164,720        $162,680
                                                                      ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the Three Months   For the Nine Months
                                               Ended September 30,   Ended September 30,
                                              --------------------   -------------------
                                                 2005      2004        2005       2004
                                               -------   -------     --------   --------
(in thousands, except per share data)
Net service revenues                           $51,581   $42,920     $149,233   $124,923
Reimbursable out-of-pocket revenues             12,865     8,776       34,936     31,774
                                               -------   -------     --------   --------
Total revenues                                  64,446    51,696      184,169    156,697
                                               -------   -------     --------   --------
Costs and expenses:
   Direct costs                                 27,451    23,794       80,329     71,276
   Reimbursable out-of-pocket costs             12,865     8,776       34,936     31,774
   Selling, general and
      administrative expenses                   16,738    14,973       50,634     43,640
   Depreciation and amortization                 1,851     2,237        6,228      6,806
   Severance and office consolidation costs         --        --           --        302
                                               -------   -------     --------   --------
                                                58,905    49,780      172,127    153,798
                                               -------   -------     --------   --------
      Income from operations                     5,541     1,916       12,042      2,899

Other income (expense):
   Interest income                                 234       101          674        265
   Interest expense                                (92)     (158)        (380)      (573)
   Other                                          (370)     (509)         (77)      (224)
   Gain on debt extinguishment                      --        --          300        597
                                               -------   -------     --------   --------
Income before income taxes                       5,313     1,350       12,559      2,964

Income tax expense                               1,919       750        5,578      1,480
                                               -------   -------     --------   --------
      Net income                               $ 3,394   $   600     $  6,981   $  1,484
                                               =======   =======     ========   ========
Income per share data:
Basic:
      Net income per share                     $  0.25   $  0.05     $   0.52   $   0.11
                                               =======   =======     ========   ========
      Weighted average shares                   13,633    13,231       13,413     13,141

Diluted:
      Net income per share                     $  0.24   $  0.04     $   0.50   $   0.11
                                               =======   =======     ========   ========
      Weighted average shares                   14,258    13,413       13,926     13,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                              For the Three Months Ended   For the Nine Months Ended
                                                     September 30,               September 30,
                                              --------------------------   -------------------------
                                                     2005     2004               2005     2004
                                                    ------   ------            -------   ------
(in thousands)
Net income                                          $3,394   $  600            $ 6,981   $1,484
                                                    ------   ------            -------   ------
Other comprehensive income:
   Foreign currency translation adjustment             126      549             (2,414)    (520)
   Net unrealized holding gains (losses) on
      available-for-sale securities arising
      during the period, net of tax                      2       20                 (5)     (34)
   Net unrealized holding gains on
      interest rate swap agreement                      16        8                 93      190
                                                    ------   ------            -------   ------
Comprehensive income                                $3,538   $1,177            $ 4,655   $1,120
                                                    ======   ======            =======   ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Nine Months Ended
                                                              September 30,
                                                         -------------------------
                                                              2005      2004
                                                            -------   --------
(in thousands)
Net cash provided by (used in) operating activities         $10,509   $ (5,783)
                                                            -------   --------
Cash flows from investing activities:
   Proceeds from sales and maturities of
      available-for-sale securities                           3,485      7,889
   Purchases of available-for-sale securities                (3,915)    (9,419)
   Acquisitions of property and equipment                    (3,579)    (2,094)
   Cash provided by restricted cash                             676      1,544
   Additions to software costs                                 (158)    (1,282)
   Other                                                         18         15
                                                            -------   --------
Net cash used in investing activities                        (3,473)    (3,347)
                                                            -------   --------

Cash flows from financing activities:
   Net repayments under credit facilities                    (2,187)    (1,472)
   Net repayments - book overdraft                             (389)       (75)
   Repayment of convertible note                             (1,200)    (1,903)
   Other                                                        (31)        --
   Proceeds from exercise of stock options                    5,419        135
   Payments on capital lease obligations                       (597)      (668)
                                                            -------   --------
Net cash provided by (used in) financing activities           1,015     (3,983)
                                                            -------   --------

Effects of exchange rates on cash and cash equivalents         (206)       113

Net increase (decrease) in cash and cash equivalents          7,845    (13,000)
Cash and cash equivalents:
   Beginning of period                                       17,665     21,750
                                                            -------   --------
   End of period                                            $25,510   $  8,750
                                                            =======   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            KENDLE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts reflected in the prior years Condensed Consolidated Financial Statements have been reclassified to be comparable with the current year. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2004 filed by Kendle International Inc. ("the Company") with the Securities and Exchange Commission.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Cash and Cash Equivalents, Including Restricted Cash

In the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying consolidated statements of cash flows for the period from January 01, 2004 to September 30, 2004, the Company reclassified changes in restricted cash balances to be consistent with the Company's 2005 presentation which resulted in a $1.5 million increase in investing cash flows and a corresponding decrease in operating cash flows from the amounts previously reported.

Net Income Per Share Data

Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The net income used in computing net income per diluted share has been calculated as follows:

                                      Three Months Ended   Three Months Ended
                                      September 30, 2005   September 30, 2004
                                      ------------------   ------------------
(in thousands)
Net income per Statements of
   operations                               $3,394                $600
                                            ------                ----
Net income for diluted earnings per
   share calculation                        $3,394                $600

                                       Nine Months Ended    Nine Months Ended
                                      September 30, 2005   September 30, 2004
                                      ------------------   ------------------
(in thousands)
Net income per Statements of
   operations                               $6,981                $1,484
                                            ------                ------
Net income for diluted earnings per
   share calculation                        $6,981                $1,484

The weighted average shares used in computing net income per diluted share have been calculated as follows:

                                 Three Months Ended   Three Months Ended
                                 September 30, 2005   September 30, 2004
                                 ------------------   ------------------
(in thousands)
Weighted average common shares
   Outstanding                         13,633               13,231
Stock options                             625                  182
                                       ------               ------
Weighted average shares                14,258               13,413
                                       ------               ------

                                  Nine Months Ended    Nine Months Ended
                                 September 30, 2005   September 30, 2004
                                 ------------------   ------------------
(in thousands)
Weighted average common shares
   Outstanding                         13,413               13,141
Stock options                             513                  232
                                       ------               ------
Weighted average shares                13,926               13,373
                                       ------               ------

Options to purchase approximately 50,000 and 300,000 shares of common stock were outstanding during the three and nine months ended September 30, 2005 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the third quarter of 2005 and 2004 would have been approximately $0.5 million and $1.0 million, respectively. The amount of compensation expense that would have been recognized in the first nine months of 2005 and 2004 would have been approximately $4.5 million and $3.0 million, respectively. Approximately $2.2 million of the $4.5 million in compensation expense that would have been recognized for the nine months ended September 30, 2005 resulted from the amendment made to the vesting schedule. The Company's pro-forma net income
(loss) per diluted share would have been adjusted to the amounts below:

                                                 Three Months      Three Months
                                               Ended September   Ended September
                                                   30, 2005          30, 2004
                                               ---------------   ---------------
(in thousands, except per share data)
PRO FORMA NET INCOME (LOSS):
As reported                                         $3,394           $  600
Less: pro forma adjustment for
   stock-based compensation, net of tax               (363)            (759)
                                                    ------           ------
Pro-forma net income (loss)                         $3,031           $ (159)

PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                         $ 0.25           $ 0.05
Effect of pro forma expense                         $(0.03)          $(0.06)
Pro-forma                                           $ 0.22           $(0.01)

PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                      $ 0.24   $ 0.04
Effect of pro forma expense                      $(0.03)  $(0.05)
Pro-forma                                        $ 0.21   $(0.01)

                                                   Nine Months       Nine Months
                                                 Ended September   Ended September
                                                     30, 2005          30, 2004
                                                 ---------------   ---------------
(in thousands, except per share data)
PRO FORMA NET INCOME (LOSS):
As reported                                          $ 6,981           $ 1,484
Less: pro forma adjustment for stock-based
   compensation, net of tax                           (3,439)           (2,302)
                                                     -------           -------
Pro-forma net income (loss)                          $ 3,542           $  (818)

PRO-FORMA NET INCOME (LOSS) PER BASIC SHARE:
As reported                                          $  0.52           $  0.11
Effect of pro-forma expense                          $ (0.26)          $ (0.17)
Pro-forma                                            $  0.26           $ (0.06)

PRO-FORMA NET INCOME (LOSS) PER DILUTED SHARE:
As reported                                          $  0.50           $  0.11
Effect of pro-forma expense                          $ (0.25)          $ (0.17)
Pro-forma                                            $  0.25           $ (0.06)

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

In May 2005, the FASB issued FASB Statement 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement 3 "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.

Statement No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The application of FAS-153 did not have any impact on earnings and financial position.

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

2. OFFICE CONSOLIDATION AND EMPLOYEE SEVERANCE:

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. An additional $48,000 in net costs (composed of approximately $80,000 in additional costs offset by a reduction to the liability of approximately $32,000) was incurred in the second quarter of 2004 relating to this plan. The workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. Payments in 2004 totaled $302,000 and no amounts remain accrued at September 30, 2005.

In August 2003, the Company initiated a workforce realignment plan which immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003, the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. In the third quarter of 2005, the Company recorded an additional $70,000 in costs related to on-going arbitration proceedings for an individual whose position was eliminated as a result of the realignment plan. Approximately $85,000 remains accrued and is reflected in Other Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet.

The amounts accrued for the workforce reduction and office consolidation costs are detailed as follows:

                                   Employee
                                  Severance
                                  ---------
(in thousands)
Liability at December 31, 2004       $15
Amounts accrued                       70
Amounts paid                          --
Adjustment to liability               --
Liability at September 30, 2005      $85

3. GOODWILL AND OTHER INTANGIBLE ASSETS:

Non-amortizable intangible assets at September 30, 2005 and December 31, 2004 are composed of:

                                               Indefinite-lived
                                    Goodwill      Intangible
                                    --------   ----------------
(in thousands)
Balance at 12/31/04                 $26,003         $15,000
   Foreign currency fluctuations     (1,388)             --
   Tax benefit to reduce goodwill      (292)             --
                                    -------         -------
   Balance at 9/30/05               $24,323         $15,000
                                    =======         =======

Amortizable intangible assets at September 30, 2005 and December 31, 2004 are composed of:

                                    Customer     Non-Compete   Internally-Developed
                                 Relationships    Agreements         Software
                                 -------------   -----------   --------------------
(in thousands)
Balance at 12/31/04                  $346           $317             $ 5,097
   Additional amounts acquired         --             --                 158
   Dispositions                        --             --                 (11)
   2005 amortization                  (28)           (86)             (1,719)
                                     ----           ----             -------
Balance at 9/30/05                   $318           $231             $ 3,525
                                     ====           ====             =======

Internally-developed software is included in other assets within the condensed consolidated financial statements.

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
Remainder of 2005:   $  477
2006:                $1,511
2007:                $1,079
2008:                $  525
2009:                $  257
Thereafter:          $  225
                     ------
   Total             $4,074
                     ======

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

Under terms of the Facility, revolving loans are convertible into new five year term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility as of September 30, 2005.

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

At September 30, 2005, no amounts were outstanding under the Company's revolving credit loan, $4.5 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8% and on the Multicurrency Facility at a rate of 6.75%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At September 30, 2005, approximately $1,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized gain of the swap compared to the unrealized loss of approximately $92,000 at December 31, 2004.

With the acquisition of Clinical and Pharmacologic Research, Inc. (CPR) in 2002, the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance was convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note had not been converted at the Maturity Date, the Company had the option to extend the Maturity Date of the note for another three years. The note bore interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest was payable semi-annually.

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. Gains resulting from this early extinguishment of debt were recorded when paid as a gain in the Company's Condensed Consolidated Statements of Operations. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company's Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at September 30, 2005. Total gains resulting from early extinguishment of debt under the Note Prepayment Agreement were approximately $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and nine months ended September 30, 2005 and should be read in conjunction therewith. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

The Company's results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on the Condensed Consolidated Financial Statements. Fluctuations in the Company's sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company's long-term growth. In addition, the Company's aggregate backlog, consisting of signed contracts and letters of intent as well as awarded projects for which the contract is actively being negotiated, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Service Revenues

Net service revenues increased approximately $8.7 million, or 20%, to $51.6 million in the third quarter of 2005 from $42.9 million in the third quarter of 2004. The 20% increase in net service revenues was due entirely to organic revenue growth. Foreign currency exchange rate fluctuations had minimal impact on third quarter 2005 revenue compared to third quarter 2004. In the third quarter of 2005, net service revenues in the North American and European regions increased by approximately $4.5 million or 18% and $4.3 million or 27%, respectively, from the same period of the prior year. The growth in net service revenues is primarily due to the Company's expanding customer base in both North America and Europe. The increase in European revenues includes increased demand for Phase I services at the Company's Phase I unit located in Utrecht, The Netherlands.

Approximately 42% of the Company's net service revenues were derived from operations outside of North America in the third quarter of 2005 compared to 41% in the corresponding period in 2004. The top five customers based on net service revenues contributed approximately 34% of net service revenues during the third quarter of 2005 compared to approximately 39% of net service revenues during the third quarter of 2004. Net service revenues from Pfizer Inc. accounted for approximately 13% of total third quarter 2005 net service revenues compared to approximately 21% of total third quarter 2004 net service revenues. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 47% to $12.9 million in the third quarter of 2005 from $8.8 million in the corresponding period of 2004.

Operating Expenses

Direct costs increased approximately $3.7 million, or 15%, to $27.5 million in the third quarter of 2005 from $23.8 million in the third quarter of 2004. Foreign currency exchange rate fluctuations had minimal impact on direct costs in the third quarter of 2005 compared to 2004. The growth in direct costs relates directly to the increase in net service revenues in the third quarter of 2005, including specifically increased use of outside contractors. Direct costs expressed as a percentage of net service revenues were 53.2% for the three months ended September 30, 2005 compared to 55.4% for the three months ended September 30, 2004. The decrease in direct costs as a percentage of net service revenues is attributable to increased utilization of billable associates during the third quarter of 2005 as well as a larger revenue base to absorb fixed costs.

Reimbursable out-of-pocket costs increased 47% to $12.9 million in the third quarter of 2005 from $8.8 million in the corresponding period of 2004.

Selling, general and administrative expenses increased $1.7 million, or 12%, from $15.0 million in the third quarter of 2004 to $16.7 million in the same quarter of 2005. Foreign currency exchange rate fluctuations had no impact on the increase in selling, general and administrative expenses in the third quarter of 2005 compared to the comparable period of 2004. The increase is primarily due to increases in employee-related costs due to the Company's increase in headcount. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases as well as an increase in sales commissions and profit-sharing accrual. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.4% for the three months ended September 30, 2005 compared to 34.9% for the corresponding 2004 period.

Depreciation and amortization expense decreased by $386,000 in the third quarter of 2005 compared to the third quarter of 2004. This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets as compared to prior periods.

Other Income (Expense)

Other Income (Expense) was expense of approximately $228,000 in the third quarter of 2005 compared to expense of approximately $566,000 in the third quarter of 2004. Interest expense decreased by approximately $66,000 in the third quarter of 2005 compared to the third quarter of 2004 due to decreased debt outstanding in the third quarter of 2005. Interest income increased by approximately $133,000 in the third quarter of 2005 due to larger cash and investment balances in the quarter as well as a general increase in interest rates in the third quarter of 2005 compared to the third quarter of 2004. The available-for-sale securities balance averaged $10.6 million in the third quarter of 2005 compared to $10.3 million in the third quarter of 2004. Foreign exchange rate gains and losses were a loss of approximately $450,000 in the third quarter of 2004 compared to a loss of $346,000 in the third quarter of 2005.

Income Taxes

The Company reported tax expense at an effective rate of 36.1% in the quarter ended September 30, 2005, compared to tax expense at an effective rate of 55.6% in the quarter ended September 30, 2004. The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. The primary reason for the drop in the effective rate in 2005 is due to earnings growth in 2005 compared to 2004 in those locations with full valuation allowances. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income

The net income for the quarter ended September 30, 2005 was approximately $3.4 million or $0.25 per basic and $0.24 per diluted share compared to net income for the quarter ended September 30, 2004 of approximately $600,000, or $0.05 per basic and $0.04 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Service Revenues

Net service revenues increased 19% to $149.2 million in the first nine months of 2005 from $124.9 million in the first nine months of 2004. The 19% increase in net service revenues was due entirely to organic growth. Foreign currency exchange rate fluctuations accounted for a 1% increase in net service revenues in the first nine months of 2005 compared to the first nine months of 2004. In the first nine months of 2005, net service revenues in the North American and European regions increased by approximately $10.4 million or 14% and $14.1 million or 31%, respectively, from the same period of the prior year. The growth in net service revenues is primarily due to the Company's expanding customer base in both North America and Europe, including an increased demand for the Company's Phase I services in the Netherlands.

Approximately 43% of the Company's net service revenues were derived from operations outside of North America in the first nine months of 2005 compared to 40% in the corresponding period of 2004. The top five customers based on net service revenues contributed approximately 35% of net service revenues during the first nine months of 2005 compared to approximately 41% of net service revenues during the first nine months of 2004. Net service revenues from Pfizer Inc. accounted for approximately 16% of total net service revenues in the nine months ended September 30, 2005 compared to approximately 21% of total net service revenues in the same period of 2004. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in either the first nine months of 2005 or 2004.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 10.0% to $34.9 million in the nine months ended September 30, 2005 from $31.8 million in the corresponding period of 2004.

Operating Expenses

Direct costs increased by 13% from $71.3 million in the first nine months of 2004 to $80.3 million in the first nine months of 2005. Foreign currency exchange rate fluctuations accounted for a 2% increase in direct costs in the first nine months of 2005 compared to 2004. The remaining growth in direct costs relates directly to the increase in net service revenues in the first nine months of 2005, including increased use of outside contractors to support the Company's increased project activity. Direct costs expressed as a percentage of net service revenues were 53.8% for the nine months ended September 30, 2005 compared to 57.1% for the nine months ended September 30, 2004. The decrease in direct costs as a percentage of net service revenues is attributable to increased utilization of billable associates during the nine month period ended September 30, 2005 as well as a larger revenue base to absorb fixed costs.

Reimbursable out-of-pocket costs increased 10.0% to $34.9 million in the nine months ended September 30, 2005 from $31.8 million in the corresponding period of 2004.

Selling, general and administrative expenses increased from $43.6 million in the first nine months of 2004 to $50.6 million in the first nine months of 2005. Foreign currency exchange rate fluctuations accounted for a 1% increase in selling, general and administrative expenses in the first nine months of 2005 compared to the comparable period of 2004. The increase is primarily due to costs associated with the Company's marketing efforts in 2005 and increases in employee-related costs. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax increases as well as an increase in sales commissions, profit-sharing accrual and costs for recruiting new associates. Selling, general and administrative expenses expressed as a percentage of net service revenues were 33.9% for the nine months ended September 30, 2005 compared to 34.9% for the corresponding 2004 period.

Depreciation and amortization expense decreased by 9% in the nine months ending September 30, 2005 compared to the corresponding period of 2004. This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets as compared to prior periods.

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan impacted approximately 3 percent of the Company's North American workforce. No expenses related to workforce realignment plans were incurred in 2005. No amounts remain accrued at September 30, 2005.

Other Income (Expense)

Other Income (Expense) was income of $517,000 for the first nine months of 2005 compared to income of approximately $65,000 in the first nine months of 2004. Interest expense decreased by approximately $193,000 in the first nine months of 2005 compared to the first nine months of 2004 due to decreased debt outstanding in the nine months ended September 30, 2005. Interest income increased by approximately $409,000 in the first nine months of September 2005 due to larger cash and investment balances as well as a general increase in interest rates in 2005 compared to 2004. The available-for-sale securities balance averaged $10.2 million for the nine months ended September 30, 2005 compared to $9.3 million for the nine months ended September 30, 2004. In the first nine months of 2004, the Company made partial early repayments on its convertible note and recorded gains from these repayments of approximately $597,000 compared to a gain of $300,000 on partial early repayment of debt in the first nine months of 2005. The convertible note was fully paid as of January 31, 2005.

Income Taxes

The Company reported tax expense at an effective rate of 44.4% in the nine months ended September 30, 2005 compared to tax expense at an effective rate of 49.9% in the nine months ended September 30, 2004. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge results from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax (CAT) on gross receipts. Concurrent with the phase-in of the CAT, the Ohio income tax, net worth tax, and personal property tax will be phased out. The Company anticipates that the net effect of this tax law change will benefit the Company's earnings in future years. The Company continues to maintain full valuation allowances against net operating losses incurred in certain European subsidiaries of the Company. The primary reason for the drop in the effective rate in 2005 is due to earnings growth in 2005 compared to 2004 in those locations with full valuation allowances. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income

Net income for the nine months ended September 30, 2005 was approximately $7.0 million, or $0.50 per diluted share and $0.52 per basic share compared to net income of approximately $1.5 million or $0.11 per basic and diluted share for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $7.8 million for the nine months ended September 30, 2005 as a result of cash provided by operating activities of $10.5 million and cash provided by financing activities of $1.0 million offset by cash used in investing activities of $3.5 million and the negative effects of exchange rates on cash and cash equivalents of $206,000. At September 30, 2005, cash and cash equivalents were $25.5 million. In addition, the Company has approximately $213,000 in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items. The change in net operating assets used approximately $1.2 million in cash during the nine months ended September 30, 2005, primarily due to an increase in net accounts receivable, offset by increases in income tax payable and accrued compensation liabilities. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $35.4 million at September 30, 2005, and $31.1 million at December 31, 2004.

Investing activities for the nine months ended September 30, 2005 consisted primarily of capital expenditures of approximately $3.7 million, mostly relating to computer equipment and software purchases, including internally developed software.

Financing activities for the nine months ended September 30, 2005, consisted primarily of scheduled repayments relating to the Company's credit facility of $2.2 million and partial early repayment of the Company's convertible debt of approximately $1.2 million offset by proceeds from stock option exercises of approximately $5.4 million.

The Company had available-for-sale securities totaling $10.6 million at September 30, 2005 compared to $10.3 million at December 31, 2004.

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

Under terms of the Facility, revolving loans are convertible into new five year term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility as of September 30, 2005.

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

At September 30, 2005 no amounts were outstanding under the Company's revolving credit loan, $4.5 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8% and on the Multicurrency Facility at a rate of 6.75%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At September 30, 2005, an unrealized gain of approximately $1,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized gain of the swap compared to the unrealized loss of approximately $92,000 at December 31, 2004.

With the acquisition of CPR in 2002, the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance was convertible at the holders' option into 314,243 shares of the Company's Common Stock at any time through January 29, 2005 (the Maturity Date). If the note had not been converted at the Maturity Date, the Company had the option to extend the Maturity Date of the note for another three years. The note bore interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest was payable semi-annually.

In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. Gains resulting from this early extinguishment of debt were recorded in the Company's Condensed Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company's Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at September 30, 2005. Total gains resulting from early extinguishment of debt under the Note Prepayment Agreement were approximately $1.5 million.

MARKET RISK

Interest Rates

The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available-for-sale securities are recorded at fair value in the Condensed Consolidated Financial Statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At September 30, 2005, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.1 million.

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

A third type of transaction risk arises from transactions denominated in multiple currencies between any two of the Company's various subsidiary locations. For each subsidiary, the Company maintains an intercompany receivable and payable, which is denominated in multiple currencies. Changes in exchange rates from the time the intercompany receivable/payable balance arises until the balance is settled or measured for reporting purposes, results in exchange rate gains and losses. This intercompany receivable/payable arises when work is performed by a Kendle location in one country on behalf of a Kendle location in a different country under contract with the customer. Additionally, there are occasions when funds are transferred between subsidiaries for working capital purposes. The foreign currency transaction gain or loss is reported in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

The Company's Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of shareholders' equity, were approximately $305,000 at September 30, 2005 compared to $2.7 million at December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported Condensed Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.

Revenue Recognition

The majority of the Company's net service revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based upon assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management periodically reviews the budget on each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. As the work progresses, original estimates are subject to change if there are changes in the scope of the work. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company attempts to negotiate contract amendments with the customer to cover services provided outside the terms of the original contract. However, there can be no guarantee that the customer will agree to proposed amendments, and the Company ultimately bears the risk of cost overruns.

Amendments to contracts resulting in revisions to revenues and costs are recognized in the period in which the revisions are negotiated. Included in accounts receivable are unbilled accounts receivable, which represent revenue recognized in excess of amounts billed.

As the Company provides services on projects, the Company also incurs third-party and other pass-through costs, which are typically reimbursable by its customers pursuant to a contract. In certain contracts, however, these costs are fixed by the contract terms. In these contracts, the Company is at risk for costs incurred in excess of the amounts fixed by the contract terms. In these instances, the Company recognizes these costs as direct costs with corresponding net service revenues. Excess costs incurred above the contract terms would negatively affect the Company's gross margin.

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

Intangible Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2003 and 2004 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. During the first nine months of 2005, no events arose that indicated a need for an interim impairment analysis. In addition to goodwill, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life. During the first nine months of 2005, no event or events have occurred which would indicate a need to adjust the indefinite useful life of this asset.

Internally Developed Software

The Company capitalizes costs incurred to internally develop software used primarily in the Company's proprietary clinical trial and data management systems, and amortizes these costs over the estimated useful life of the product, not to exceed five years. Internally developed software includes software in the application development stage, and there is no assurance that the software development process will produce a final product for which the fair value exceeds its carrying value. Internally developed software is an intangible asset subject to impairment write-downs whenever events indicate that the carrying value of the software may not be recoverable. As with other long-lived assets, this asset is reviewed at least annually to determine the appropriateness of the carrying value of the asset. Assessing the fair value of the internally developed software requires estimates and judgment on the part of management.

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

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement 3 "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in the Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.

Statement No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The application of FAS-153 did not have any impact on earnings and financial position.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-Q that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Changes in Internal Controls - During the fiscal quarter ended September 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.    Defaults upon Senior Securities - Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders -  None

Item 5.    Other Information - None

Item 6.    Exhibits

Exhibits - Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits thereto.

Exhibit                                                                           Filing
 Number   Description of Exhibit                                                  Status
-------   ----------------------                                                  ------
31.1      Certificate of Chief Executive Officer pursuant to Section 302 of the      C
          Sarbanes-Oxley Act of 2002

31.2      Certificate of Chief Financial Officer pursuant to Section 302 of the      C
          Sarbanes-Oxley Act of 2002

32.1      Certificate of Chief Executive Officer pursuant to Section 906 of the      C
          Sarbanes-Oxley Act of 2002

32.2      Certificate of Chief Financial Officer pursuant to Section 906 of the      C
          Sarbanes-Oxley Act of 2002

Filing
Status   Description of Filing Status
------   ----------------------------
   C      Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        KENDLE INTERNATIONAL INC.


Date: November 9, 2005                  By: /s/ Candace Kendle
                                            ------------------------------------
                                            Candace Kendle
                                            Chairman of the Board and Chief
                                            Executive Officer


Date: November 9, 2005                  By: /s/ Karl Brenkert III
                                            ------------------------------------
                                            Karl Brenkert III
                                            Senior Vice President - Chief
                                            Financial Officer

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