Form 10-K
period 2005-12-31
KENDLE INTERNATIONAL INC
filed 2006-03-16
CIK 1039151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X]   Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 2005
                                       OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]. No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]. No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [[X]]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X]

The aggregate market value of the Registrant's Common Stock at June 30, 2005 held by non-affiliates was $168,655,572 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on June 30, 2005 of $15.15). Shares of Common Stock held by each Executive Officer and Director and by any person who owns 10% or more of the outstanding Common Stock have been excluded in that such person might be deemed to be an affiliate.

As of February 20, 2006, 14,152,795 shares of no par value Common Stock were issued and 14,132,898 shares of no par value Common Stock were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2006 Annual Meeting of Shareholders to be held May 11, 2006 are incorporated by reference into Part III.

See Exhibit Index on page 49.

                            KENDLE INTERNATIONAL INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                                         Page
Part I

    Item 1 - Business ..........................................................................................           3
    Item 1A - Risk Factors .....................................................................................           4
    Item 1B - Unresolved Staff Comments ........................................................................           5
    Item 2 - Properties ........................................................................................           6
    Item 3 - Legal Proceedings .................................................................................           6
    Item 4 - Submission of Matters to a Vote of Security Holders ...............................................           6

Part II

    Item 5 - Market for Registrant's Common Equity and Issuer Purchases of Equity Securities ...................           6
    Item 6 - Selected Financial Data ...........................................................................           7
    Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations .............           7
    Item 7A - Quantitative and Qualitative Disclosures about Market Risk .......................................          15
    Item 8 - Financial Statements and Supplementary Data .......................................................          16
    Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............          16
    Item 9A - Controls and Procedures ..........................................................................          16
    Item 9B - Other Information ................................................................................          18

Part III

    Item 10 - Directors and Executive Officers of the Registrant ...............................................          18
    Item 11 - Executive Compensation ...........................................................................          19
    Item 12 - Security Ownership of Certain Beneficial Owners and Management ...................................          19
    Item 13 - Certain Relationships and Related Transactions ...................................................          20
    Item 14 - Principal Accounting Fees and Services ...........................................................          20

Part IV

    Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................................          20

Signatures

This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Kendle International Inc (the "Company"). See "Risk Factors" for further information.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

                                     PART I

ITEM 1.

                                    BUSINESS

General

Kendle International Inc., an Ohio corporation established in 1989, is a global clinical research organization (CRO) that provides a broad range of Phase I-IV Clinical Development services to the biopharmaceutical industry. The Company augments the research and development activities of biopharmaceutical companies by offering high quality, value added clinical research services and proprietary information technology designed to reduce drug development time and expense. The Company is managed in one reportable segment encompassing contract services related to Phase I-IV clinical trials.

The Company believes that the outsourcing of drug development activities by biopharmaceutical companies has been increasing and will continue to increase as these companies strive to increase revenues through faster drug development while also dealing with cost containment pressures. The CRO industry, by specializing in clinical trial management, often performs the needed services with a higher level of expertise or specialization, at a faster pace and at lower cost than a biopharmaceutical company could internally.

Business Strategy

The Company's strategy is to continue to enhance its reputation as a global high-quality provider of a full range of CRO services. The Company's strategy consists of the following key elements: (i) drive strategic business expansion and diversification in high-potential markets; (ii) deliver internal process improvements to achieve greater quality; (iii) recruit and retain best-in-class employees around the world to offer its customers a full range of services that encompass the clinical research process.

Customers and Marketing

Revenues from the top five customers accounted for approximately 34% of the Company's total net service revenues for the year ended December 31, 2005. The Company's net service revenues from Pfizer Inc. accounted for approximately 15% of the Company's net service revenues for the year ended December 31, 2005. No other customer accounted for more than 10% of the Company's net service revenues for the year.

Segment and geographic information of the Company is contained in Note 16 to the Consolidated Financial Statements.

Backlog

Backlog includes signed contracts and letters of intent. Backlog at December 31, 2005 was approximately $200 million compared to approximately $149 million at December 31, 2004. Total backlog plus verbally awarded business at December 31, 2005 was approximately $323 million compared to approximately $240 million at December 31, 2004. No assurance can be given that the Company will be able to realize the net service revenues that are included in the backlog and verbal awards. Backlog and verbal awards are not necessarily meaningful indicators of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed by the study's sponsor or by regulatory authorities.

Competition

The Company competes primarily against in-house research and development departments of biopharmaceutical companies, universities, teaching hospitals and other full-service CROs, some of which possess substantially greater capital, technical expertise and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services provided, the ability to manage large-scale trials on a global basis, medical database management capabilities, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to recruit patients into studies, the ability to integrate information technology with systems to improve the efficiency of clinical research, an international presence with strategically located facilities and financial viability and price.

The CRO industry is highly fragmented with hundreds of CROs ranging from small, limited-service providers to full-service, global drug development corporations. Some of the full-service CROs competing with the Company include Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., ICON plc, Charles River Laboratories International Inc. and Quintiles Transnational Corporation.

Government Regulation

The Company's clinical services are subject to industry standards for the conduct of clinical research and developed studies that are contained in regulations for Good Clinical Practice (GCP). The Food and Drug Administration
(FDA) in the United States and European Agency for the Evaluation of Medicinal Products in Europe (EMEA) along with other regulatory bodies require that test results submitted to the regulatory bodies be based on studies conducted in accordance with GCP.

In addition, the International Conference on Harmonization - Good Clinical Practice Guidelines provides guidance on GCP. The Company implements and revises common standard operating procedures to facilitate GCP compliance.

Employees

As of December 31, 2005, the Company employed approximately 1,900 employees, approximately 51% of whom were employed outside the United States. None of the Company's employees are covered by a collective bargaining agreement and the Company believes its relations with its employees are good.

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

Required filings by the Company's officers and directors with respect to the Company furnished in electronic form are also made available on its website as are the Company's proxy statements for its annual meetings of shareholders. These filings also my be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 70549. The SEC also maintains an Internet site (http://www.SEC.gov) that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.

                                  RISK FACTORS

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

Factors that could cause actual performance to differ materially from these forward-looking statements include, without limitation, the following:

THE COMPANY DEPENDS ON THE BIOPHARMACEUTICAL INDUSTRY FOR MOST OF ITS REVENUE.

The Company's revenues depend on the outsourcing trends and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in those industries affect the Company's business. Mergers and acquisitions in the biopharmaceutical industry could result in delay or cancellation of certain projects.

THE COMPANY'S CONTRACTS MAY BE DELAYED, TERMINATED OR REDUCED IN SCOPE WITH LITTLE OR NO NOTICE.

Many of the Company's contracts provide for services on a fixed price basis and may be terminated or reduced in scope with little or no notice. Cancellations may occur for a variety of reasons, including the failure of the product to satisfy safety requirements, unexpected results of the product or the client's decision to terminate the development of a product.

The loss, reduction in scope or delay of a large contract or the delay of multiple contracts could materially adversely affect the Company's results, although the Company's contracts entitle the Company to receive payments for work incurred in the event of a cancellation. No assurance can be given that the Company will be able to realize the net service revenues included in backlog and verbal awards. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future results.

THE FIXED PRICE NATURE OF MANY OF THE COMPANY'S CONTRACTS COULD RESULT IN FINANCIAL LOSSES.

Because many of the Company's contracts are structured as fixed price, the Company is at financial risk if it initially underbids the contract or overruns the initial cost estimates. Such under bidding or significant cost overruns could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

IF THE COMPANY FAILS TO HIRE, RETAIN AND INTEGRATE QUALIFIED PERSONNEL, IT WILL BE DIFFICULT FOR THE COMPANY TO ACHIEVE ITS GOALS.

The Company's success depends to a significant extent upon the efforts of the Company's senior management team and its ability to hire qualified personnel in the regions in which the Company operates. There is substantial competition within the industry for qualified personnel, and difficulty recruiting or retaining qualified personnel will impact the Company's ability to meet its financial and operational goals.

THE CRO INDUSTRY IS HIGHLY COMPETITIVE.

The CRO industry is comprised of a wide range of competitors, including small, niche providers as well as full-service global contract research organizations. The industry members compete based on a variety of factors, including reputation for quality performance, price, scope of service offerings and geographic presence. Additionally, the Company's customers have in-house capabilities to perform services that are provided by CROs.

THE COMPANY MAY EXPAND THROUGH ACQUISITIONS.

In the past, the Company has acquired companies and the Company continues to evaluate new acquisition opportunities. The Company's ability to grow successfully through acquisitions could be affected by expenses incurred in integrating an acquired company, losses of key employees from an acquired company, unforeseen risks in acquiring companies in certain geographies and dilution to existing shareholders.

CHANGE IN GOVERNMENT REGULATION COULD ADVERSELY AFFECT THE COMPANY.

Government agencies regulate the drug development process. The Company works with biopharmaceutical companies in the drug development process. Changes in regulations that simplify the drug approval process or increases in regulatory requirements that lessen the research and development efforts of the Company's customers could negatively affect the Company.

INTERNATIONAL OPERATIONS ARE SUBJECT TO NUMEROUS RISKS.

The Company has international operations in many foreign countries, including South Africa, India and countries in Eastern Europe and Latin America. These operations are subject to risks inherent in operating in these countries, including government regulations, currency restrictions and other restraints, burdensome taxes and political instability. The Company's ability to deal with these issues could be affected by applicable U.S. laws and the need to protect our assets in those locations.

THE COMPANIES FINANCIAL RESULTS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS.

For the year ended December 31, 2005 approximately 42% of the Company's revenues were derived from operations outside of the United States of America. The Company's financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could significantly impact the Company's results of operations, financial position and cash flows as well as its ability to finance large acquisitions outside of the United States of America.

ITEM 1B.

                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

                                   PROPERTIES

The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company's principal executive offices are located in Cincinnati, Ohio, where it leases approximately 111,000 square feet under a lease expiring in 2009. In addition, the Company leases substantial facilities in Munich, Germany, Crowthorne, United Kingdom, Utrecht, Netherlands and Mexico City, Mexico. The Company also maintains offices in various other North American, European and Australian locations, as well as in Central America and South Africa.

Management believes that such offices are sufficient to meet its current needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.

ITEM 3.

                                LEGAL PROCEEDINGS

The Company is party to lawsuits and administrative proceedings incidental to the normal course of business. The Company currently is not a party to any pending material litigation, nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5.

                     MARKET FOR REGISTRANT'S COMMON EQUITY,
      RELATED SHAREHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

Shares of the Company's Common Stock are listed on the Nasdaq Stock Market(R) and are traded under the symbol "KNDL". The following table sets forth the high and low prices for shares of the Company's Common Stock for the periods indicated.

                               First       Second        Third       Fourth
2005 Quarterly
Ranges of stock price
    High                       $13.20      $16.53        $28.63      $29.50
    Low                          7.30       10.20         13.65       22.25

2004 Quarterly
Ranges of stock price
    High                        10.39        9.74          7.75        9.29
    Low                          6.15        7.00          5.29        5.00

The number of holders of record of Kendle International Inc. common stock was 162 as of March 3, 2006. This total excludes shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future, but instead intends to reinvest earnings in its business.

Securities Authorized Under Equity Compensation Plans:

The information required for Securities Authorized Under Equity Compensation Plans can be found in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management of this Annual Report on Form 10-K.

ITEM 6.

                             SELECTED FINANCIAL DATA

 (in thousands, except per share data)
FOR THE YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF OPERATIONS(1)              2005        2004        2003        2002        2001
Net service revenues                                $ 202,032   $ 172,888   $ 156,221   $ 165,173   $ 154,302
Reimbursable out-of-pocket revenues                    48,607      42,980      53,436      48,841      40,197
                                                    ---------   ---------   ---------   ---------   ---------
Total revenues                                        250,639     215,868     209,657     214,014     194,499

Costs and expenses:
    Direct costs                                      108,582      96,909      91,133      98,438      93,729
    Reimbursable out-of-pocket costs                   48,607      42,980      53,436      48,841      40,197
    Selling, general and administrative                68,216      59,797      52,402      48,646      44,047
    Depreciation and amortization                       7,991       9,175       9,057       8,347       9,988
    Employee severance and office consolidation
       costs                                               --         302       1,468         408        (766)
    Goodwill impairment                                    --          --          --      67,745          --
                                                    ---------   ---------   ---------   ---------   ---------
Total costs and expenses                              233,396     209,163     207,496     272,425     187,195
Income (loss) from operations                          17,243       6,705       2,161     (58,411)      7,304
Interest income                                         1,019         400         334         534         903
Interest expense                                         (460)       (776)     (1,039)     (1,219)       (877)
Other                                                    (287)       (873)       (725)        (61)         23
Investment impairment                                      --          --        (405)     (1,938)         --
Gain on debt extinguishment                               300         597         558          --          --
                                                    ---------   ---------   ---------   ---------   ---------
Income(loss)before income taxes                        17,815       6,053         884     (61,095)      7,353
Income taxes                                            7,141       2,481       2,574      (6,295)      3,147
                                                    ---------   ---------   ---------   ---------   ---------
NET INCOME (LOSS)                                   $  10,674   $   3,572   $  (1,690)  $ (54,800)  $   4,206

INCOME (LOSS) PER SHARE DATA
Basic:
    Net income (loss) per share                     $    0.79   $    0.27   $   (0.13)  $   (4.30)  $    0.34
    Weighted average shares                            13,572      13,166      12,973      12,734      12,251
Diluted:
    Net income (loss) per share                     $    0.76   $    0.27   $   (0.13)  $   (4.30)  $    0.33
    Weighted average shares                            14,120      13,391      12,973      12,734      12,858

CONSOLIDATED BALANCE SHEET DATA 1
Working capital                                     $  63,992   $  40,714   $  38,523   $  41,451   $  36,664
Total assets                                          184,759     162,680     154,415     155,397     204,051
Total short and long-term debt                          4,572       9,853      15,503      21,236      16,217
Total shareholders' equity                            122,504     102,775      96,369      94,360     142,307

1    From 2001 to 2005, the Company made three acquisitions. See Note 13 to the
      Consolidated Financial Statements.

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

COMPANY OVERVIEW

Kendle International Inc. (the Company) is a global clinical research organization (CRO) that delivers integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. The Company is managed in one reportable segment encompassing contract services related to Phase I-IV clinical trials.

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

Direct costs consist of compensation and related fringe benefits for project-related associates, unreimbursed project-related costs and an allocation of indirect costs including facilities, information systems and other costs. Selling, general and administrative (SG&A) expenses consist of compensation and related fringe benefits for sales and administrative associates and professional services, as well as unallocated costs related to facilities, information systems and other costs.

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

ACQUISITIONS

On October 1, 2003, the Company completed its acquisition of Mexican CRO Estadisticos y Clinicos Asociados, S.A. (ECA). ECA is a Phase I-IV clinical research organization located in Mexico City, Mexico. With the acquisition, the Company expanded its capability to conduct clinical trials in Latin America. The Company acquired substantially all of the assets and assumed certain liabilities of ECA for a purchase price of approximately $3.6 million in cash, including acquisition costs.

The results of operations for this acquisition are included in the Company's Consolidated Statements of Operations from the date of acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Net service revenues increased 17% to $202.0 million for 2005 from $172.9 million in 2004. Foreign currency exchange rate variances had minimal impact on revenue. The 17% increase in net service revenues resulted entirely from organic growth. Net service revenues in North America increased by 15% in 2005 compared to 2004 due to strong demand in Phase II-IV services and an increased customer based. Net services revenues in Europe increased by 24% in 2005 compared to 2004, including revenue growth of approximately 58% at the Company's Phase I unit in The Netherlands due to continued increased customer demand for Phase I services in 2005.

Approximately 43% of the Company's net service revenues in 2005 were derived from its operations outside of North America as compared to 41% in 2004. Revenues from the Company's top five customers accounted for approximately 34% and 39% of net service revenues in 2005 and 2004, respectively. Net service revenues from Pfizer Inc. accounted for approximately 15% of the total 2005 net service revenues as compared to 20% for 2004. The Company's net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the Company's net service revenues in either 2005 or 2004.

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 13.1% to $48.6 million in 2005 from $43.0 million in 2004. The increase is due primarily to an increase in the number of contracts in which the Company is administering payments to investigators on behalf of the Company's customers.

Operating Expenses

Direct costs increased by 12% from $96.9 million in 2004 to $108.6 million in 2005. Foreign currency exchange rate variances had minimal impact on direct costs. The increase in direct costs corresponds to the increase in net service revenues. The Company increased the use of outside contractors in 2005 to support the increase in project work. Direct costs as a percentage of net service revenues were 53.7% and 56.1% in 2005 and 2004, respectively. The decrease in direct costs as a percentage of net service revenues is attributable primarily from increased utilization of billable employees as well as an increased revenue base to absorb fixed costs.

Reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket costs increased 13.1% to $48.6 million in 2005 from $43.0 million in 2004. The increase is due primarily to an increase in the number of contracts in which the Company is administering payments to investigators on behalf of the Company's customers.

Selling, general and administrative expenses increased by 14% to $68.2 million in 2005 from $59.8 million in 2004. Foreign currency exchange rate variances had minimal impact on SG&A expenses. Primary reasons for the increase in SG&A costs included increased marketing costs related to the Company's marketing initiative and increases in employee related costs, including increases in profit-sharing accrual, sales commissions and recruiting and retention efforts. In addition, in the fourth quarter of 2005, the Company recorded a bad debt reserve of approximately $1.7 million associated with one study being conducted in the United Kingdom. Selling, general and administrative costs as a percentage of net services revenues were 33.8% in 2005 compared to 34.6% in 2004.

Depreciation and amortization decreased by $1.2 million in 2005, or 13% from 2004. This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets as compared to prior periods.

In the first quarter of 2004, to align the Company's resources to meet customer need and demand projections, the Company implemented a workforce realignment plan, which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan affected approximately 3 percent of the Company's North American workforce. All amounts related to this plan were paid in the second quarter of 2004 and no amounts remained accrued at December 31, 2004. No similar charge existed in 2005.

 Other Income

Total other income (expense) was income of $0.6 million in 2005 compared to an expense of approximately $0.7 million in 2004. In 2005 the Company recorded foreign currency transaction losses of approximately $79,000 as a result of fluctuations between the British Pound and the Euro and between the U.S. dollar and either the Euro or the British Pound. In 2004, these foreign currency transaction losses were approximately $591,000. In 2005, the Company made a final partial early repayment on its convertible note and recorded a gain of approximately $300,000. Similar payments in 2004 resulted in gains of approximately $597,000. Interest income in 2005 was approximately $1.0 million compared to approximately $400,000 in 2004. The increased interest income is due to larger cash and investment balances in 2005 as well as increased interest rates. Interest expense decreased to approximately $460,000 in 2005 compared to $776,000 in 2004 due to lower debt balances outstanding in 2005.

Income Taxes

The Company recorded a tax expense at an effective rate of approximately 40% in 2005 compared to approximately 41% in 2004. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge results from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax
(CAT) on gross receipts. Concurrent with the phase-in of the CAT, the Ohio income tax, net worth tax, and personal property tax will be phased out. In the fourth quarter of 2005, the Company reversed a previously established valuation allowance of $820,000 associated with future tax benefits in the Netherlands. Because Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations that generate the pre-tax earnings.

Net Income

The net income for 2005, including the effects of the bad debt reserve, the reversal of the tax valuation allowance, the gain on debt extinguishment and the write-off of the deferred state income taxes (of approximately $1.8 million, or $0.12 per share) was approximately $10.7 million or $0.76 per diluted share and $0.79 per basic share. The net income for 2004, including the effects of the severance charge and gain from debt extinguishment (of approximately $177,000 or $0.02 per share), was approximately $3.6 million or $0.27 per basic and diluted share.

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

Net service revenues increased 11% to $172.9 million for 2004 from $156.2 million in 2003. Excluding the impact of foreign currency exchange rates, net service revenues increased 6% in 2004. The 11% increase in net service revenues includes growth in organic revenues of 9% and growth of 2% due to the Company's acquisition. Net service revenues in North America were at similar levels in 2004 as compared to 2003, with the majority of the Company's resulting growth coming from its European operations. Revenue from the Company's Phase I unit in the Netherlands grew by approximately 13% due to increased customer demand for Phase I services in 2004.

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

Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues decreased 19.6% to $43.0 million in 2004 from $53.4 million in 2003. The decrease is due primarily to a decrease in the number of contracts in which the Company is administering payments to investigators on behalf of the Company's customers.

Operating Expenses

Direct costs increased by 6% from $91.1 million in 2003 to $96.9 million in 2004. The 6% increase in direct costs includes a 5% increase in organic direct costs and a 1% increase in direct costs due to the Company's acquisition. Foreign currency exchange rate fluctuations accounted for the majority of the increase in direct costs. Direct costs as a percentage of net service revenues were 56.1% and 58.3% in 2004 and 2003, respectively. Gross margin improvements resulted primarily from increased utilization of billable employees as well as the overall mix of contracts.

Reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket costs decreased 19.6% to $43.0 million in 2004 from $53.4 million in 2003. The decrease is due primarily to a decrease in the number of contracts in which the Company is administering payments to investigators on behalf of the Company's customers.

Selling, general and administrative expenses increased by 14% to $59.8 million in 2004 from $52.4 million in 2003. The 14% increase in SG&A costs is composed of a 13% increase in organic SG&A costs and a 1% increase in SG&A costs due to the Company's acquisition. Foreign currency exchange rate fluctuations accounted for a 4% increase in selling, general and administrative expenses in

2004 as compared to 2003. Primary reasons for the increase in SG&A costs included increased accounting costs related to compliance with the Sarbanes-Oxley Act of 2002, specifically compliance with Section 404; increased costs related to the Company's expansion into new geographies; and increased SG&A costs in Europe to support the growth in the Company's European business.

Depreciation and amortization increased by $0.1 million in 2004, or 1% over 2003.

In the first quarter of 2004, to align the Company's resources to meet customer need and demand projections, the Company implemented a workforce realignment plan, which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan affected approximately 3 percent of the Company's North American workforce. All amounts related to this plan were paid in the second quarter of 2004 and no amounts remained accrued at December 31, 2004. In the first quarter of 2003, the Company recorded a charge of approximately $680,000 for severance and outplacement benefits related to a workforce reduction program that affected approximately 1 percent of its total workforce. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by approximately $106,000 as a result of lower-than-expected severance costs related to the workforce reduction. In the third quarter of 2003, the Company recorded a charge of approximately $897,000 for severance and outplacement costs in connection with a workforce realignment plan implemented in August 2003. Approximately $15,000 remained accrued at December 31, 2004, related to this plan.

 Other Income

Total other income (expense) was expense of $0.7 million in 2004 compared to an expense of approximately $1.3 million in 2003. In 2004 the Company recorded foreign currency transaction losses of approximately $591,000 as a result of fluctuations between the British Pound and the Euro and between the U.S. dollar and either the Euro or the British Pound. In 2003, these foreign currency transaction losses were approximately $449,000. In 2004, the Company made partial early repayments on its convertible note and recorded gains from these repayments of approximately $597,000. In 2003, the Company recorded a similar gain on partial early retirement of convertible debt of $558,000. In the second quarter of 2003, the Company determined that its investment in KendleWits, its 50% owned joint-venture in the People's Republic of China was permanently impaired and recorded a $405,000 non-cash charge to reduce the carrying value of its investment to zero.

Income Taxes

The Company recorded tax expense at an effective rate of 41% in 2004 compared to tax expense at an effective rate in excess of 100% in 2003. The improvement in the effective rate in 2004 is due primarily to the improvement in operating results at the Company's European subsidiaries that have valuation allowances against net operating loss carryforwards. Valuation allowances in 2003 against these net operating loss carryforwards amounted to approximately $1.4 million. Because Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations that generate the pre-tax earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2005, cash and cash equivalents increased by $19.8 million as a result of cash provided by operating activities of $23.0 million offset by cash used in investing activities of $5.2 million and cash provided by financing activities of $2.2 million. In addition, the Company has restricted cash of approximately $592,000, which represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer.

Net cash provided by operating activities consisted primarily of net income increased by non-cash adjustments (primarily depreciation and amortization). The change in net operating assets provided $3.1 million in cash during 2005, due primarily to an increase in advanced billings and accrued liabilities offset by an increase in accounts receivable. This net change in net operating assets used $6.2 million in cash in 2004, due primarily to an increase in accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Accounts receivable, net of advance billings, increased from $31.1 million at December 31, 2004 to $33.2 million at December 31, 2005.

Cash flows from investing activities for the year ended December 31, 2005 consisted primarily of capital expenditures of $5.0 million, primarily for the purchase of new computer equipment and software for newly hired employees. Investing activities for the year ended December 31, 2004 consisted primarily of capital expenditures of $5.3 million and net purchases of available-for-sale securities of $1.5 million.

Cash flows from financing activities for the year ended December 31, 2005 consisted primarily of proceeds from stock option exercises offset by payments under the Company's credit facility of $2.9 million and a partial repayment of the Company's convertible debt of $1.2 million. Cash flows from financing activities for the year ended December 31, 2004 consisted primarily of net payments under the Company's credit facilities of $3.0 million, partial repayments of the Company's convertible debt of $1.9 million and payments of capital lease obligations of approximately $975,000.

The Company had available-for-sale securities totaling $10.7 million and $10.3 million at December 31, 2005 and 2004, respectively.

Cash used for capital expenditures was $5.0 million, $5.3 million and $5.6 million in 2005, 2004 and 2003, respectively.

In May 2005, the Company entered into the Second Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit agreement. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations.

The Facility is comprised of a $20.0 million revolving credit loan that expires in May 2008. The existing term loan is carried over from the previous agreement and matures in March 2007.

The revolving credit loan bears interest at a rate equal to either (a) the LIBOR Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the bank's Prime Rate. The existing term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into new five year term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility as of December 31, 2005.

The $5.0 million Multicurrency Facility is comprised of a euro overdraft facility up to the equivalent of $3.0 million and a pound sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined).

At December 31, 2005 no amounts were outstanding under the Company's revolving credit loan, $3.8 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.5%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. At December 31, 2005, approximately $7,000 has been recorded in Accumulated Other Comprehensive Income to reflect an increase in the fair value of the swap compared to a decrease in the fair value of approximately $92,000 at December 31, 2004.

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

In June 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. Gains resulting from this early extinguishment of debt were recorded in the Company's Consolidated Statements of Operations when payments were made by the Company.

In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 was recorded in the first quarter of 2005 in the Company's Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at December 31, 2005. The total gains resulting from early extinguishment of debt since inception of the Note Prepayment Agreement were approximately $1.5 million.

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

CONTRACTUAL OBLIGATIONS

Future minimum payments for all contractual obligations for years subsequent to December 31, 2005 are as follows:

                                                      YEAR         YEARS         YEARS      YEARS
(IN THOUSANDS)                                        2006       2007-2008     2009-2010  AFTER 2010   TOTAL
                                                   ----------    ---------     ---------  ----------  --------
Capital lease obligations (including interest)     $      399    $     371     $      87  $        -  $    857
Operating Leases                                        7,672       12,385         6,618         894    27,569
Purchase Obligations                                      535          535             -           -     1,070
Debt payments                                           3,000          750             -           -     3,750
Interest on debt                                          154           11             -           -       165
                                                   ----------    ---------     ---------  ----------  --------
Total                                              $   11,760    $  14,052     $   6,705  $      894  $ 33,411
                                                   ==========    =========     =========  ==========  ========

Short-term obligations arising in the ordinary course of business are excluded from the above table.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.

Revenue Recognition

The majority of the Company's net service revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based upon assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management regularly reviews the budget on each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. As the work progresses, original estimates might be changed due to changes in the scope of the work. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company attempts to negotiate contract amendments with the sponsor to cover services provided outside the terms of the original contract. However, there can be no guarantee that the sponsor will agree to proposed amendments, and the Company ultimately bears the risk of cost overruns.

The Company also recognizes revenue under units-based contracts, recognizing revenue as units are completed multiplied by the contract per-unit price.

Amendments to contracts resulting in revisions to revenues and costs are recognized in the period in which the revisions are negotiated. Included in accounts receivable are unbilled accounts receivable, which represent revenue recognized in excess of amounts billed.

As the Company provides services on projects, it also incurs third-party and other pass-through costs, which are typically reimbursable by its customers pursuant to the contract. In certain contracts, however, these costs are fixed by the contract terms. In these contracts, the Company is at risk for costs incurred in excess of the amounts fixed by the contract terms. In these instances, the Company recognizes these costs as direct costs with corresponding net service revenues. Excess costs incurred above the contract terms would negatively affect the Company's gross margin.

Accounts Receivable/Allowance for Doubtful Accounts

Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. The bad debt provision is monitored on a regular basis and adjusted as circumstances warrant. In the fourth quarter of 2005, the Company recorded a bad debt provision of approximately $1.7 million related to receivables due from one customer. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company's Consolidated Results of Operations or financial position.

Long-Lived Assets

The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2004 and December 31, 2005 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. In addition, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company's acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (the FASB) issued FASB Statement 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement 3 "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The application of SFAS-154 did not have any impact on earnings and financial position.

Statement No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The application of SFAS-153 did not have any impact on earnings and financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FAS Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company's Consolidated Financial Statements is January 1, 2006. The Company is in the process of evaluating the impact SFAS 123(R) will have on its reported earnings.

SUBSEQUENT EVENT

In March 2006, the Company entered into agreements to acquire certain assets of International Clinical Research Limited (IC-Research) and the ownership interests in its related operating companies in each of Argentina, Brazil, Chile and Columbia. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Columbia. The acquisition supports the Company's goal of strategic business expansion and diversification in high growth regions to deliver global clinical trials for its customers.

The acquisition is expected to be completed in the second quarter of 2006. The aggregate purchase price is expected to be approximately $900,000 plus acquisition costs. In addition, there is expected to be an earnout provision, with a maximum additional amount to be paid of $260,000. The Company will complete its purchase price allocation after completion of the acquisition.

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

Factors that could cause actual performance to differ materially from these forward-looking statements include those risk factors set forth in Item 1A.

ITEM 7A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

The Company operates on a global basis and is therefore exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers. From time to time contracts are denominated in a currency different than the particular local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net service revenues and resulting net income can be affected by fluctuations in exchange rates.

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

The Company's Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Consolidated Financial Statements. The Company's foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders' equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries' balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders' equity in the Consolidated Balance Sheet, were approximately $62,000 at December 31, 2005 compared to $2.7 million at December 31, 2004.

Interest Rates

The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available for sale securities are recorded at fair value in the Consolidated Financial Statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At December 31, 2005, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.1 million.

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company's internal control over financial reporting is effective based on those criteria.

Deloitte and Touche LLP, Kendle's independent auditors, have issued an audit report on our assessment of the company's internal control over financial reporting. This report appears below.

    /s/ Candace Kendle         Chairman of the Board of           March 16, 2006
---------------------------    Directors, Chief Executive
Candace Kendle                 Officer and Principal Executive
                               Officer

    /s/ Karl Brenkert III      Senior Vice President,             March 16, 2006
---------------------------    Chief Financial Officer,
Karl Brenkert III              Treasurer and Principal Financial
                               and Accounting Officer

Report of Independent Registered Public Accounting Firm

 To the Board of Directors and Shareholders of Kendle International Inc. Cincinnati, Ohio

We have audited management's assessment, included in the accompanying management's report on internal control over financial reporting that Kendle International Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

      DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 16, 2006

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

AUDIT COMMITTEE

Information regarding the members of the audit committee and the audit committee financial expert is set forth in the section entitled "Audit Committee" under the heading "Committees of the Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information in this section (excluding the "Report of the Audit Committee" is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 1, 2006 were as follows:

      NAME               AGE                  POSITION                      OFFICER SINCE
      ----               ---                  --------                      -------------
Candace Kendle           59      Chief Executive Officer and Chairman          1989
                                 of the Board of Directors

Christopher C. Bergen    55      President, Chief Operating                    1989
                                 Officer and Director

Simon Higginbotham       44      Vice President and Chief                      2004
                                 Marketing Officer

Karl Brenkert III        58      Senior Vice President, Chief Financial        2002
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

The following table presents summary information at December 31, 2005 with respect to all of the Company's equity compensation plans.

                      Equity Compensation Plan Information

                                                                                                         (c)
                                           (a)                                              Number of securities remaining
                                Number of Securities to be                (b)                available for future issuance
                                 issued upon exercise of       Weighted-average exercise    under equity compensation plans
                              outstanding options, warrants  price of outstanding options,  (excluding securities reflected
Plan Category                         and rights (1)            warrants and rights (1)               in column (a))
----------------------------  -----------------------------  -----------------------------  -------------------------------
Equity compensation plans
approved by security holders            1,127,329                     $    10.58                        1,207,609

Equity compensation plans not
approved by security holders                   --                             --                               --

     Total                              1,127,329                     $    10.58                        1,207,609

(1) Excludes the 2003 Directors' Compensation Plan under which no options, warrants or rights are granted. This plan has been approved by shareholders for up to 75,000 shares.

ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.

ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is contained in the sections entitled "Audit Committee's Pre-Approval Policies and Procedures" and "Fees Paid to Independent Public Accountant" in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

2.19      Stock Purchase Agreement dated February 27, 2001 by and among the
          Company and the Shareholders of AAC Consulting Group, Inc.                     L

2.20      Form of Note Prepayment Agreement                                              O

2(a)      Asset Purchase Agreement dated January 29, 2002 among Kendle
          International Inc., Clinical and Pharmacologic Research, Inc., Thomas
          S. Clark, M.D., Charles T. Clark, and E. Stuart Clark                          M

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

10.11     Indemnity Agreement dated May 14, 1997 by and between the Company and
          Charles A. Sanders                                                             C

10.12     Indemnity Agreement dated May 14, 1997 by and between the Company and
          Philip E. Beekman                                                              C

10.13     Indemnity Agreement dated December 10, 1998 by and between the Company
          and Robert Buck                                                                D

10.14     Indemnity Agreement dated December 10, 1998 by and between the Company
          and Mary Beth Price                                                            D

10.15     Form of Indemnity Agreement by and between the Company and each member of the Company's Board of Directors, except for those Indemnity
          Agreements noted above and filed previously.                                   P

10.16     Second Amended and Restated Credit Agreement dated as of May 27, 2005 among Kendle International Inc., the several lenders from time to time
          party thereto and JPMorgan Chase Bank, N.A., as agent                          R

10.17     Amended and Restated Guarantee Agreement dated June 3, 2002 and
          re-affirmed as of May 27, 2005                                                 R

10.18     Security Agreement dated May 14, 2003 and re-affirmed as of May
          27, 2005                                                                       T

10.20              MANAGEMENT CONTRACTS AND COMPENSATION PLANS

          (a)      1995 Stock Option and Stock Incentive Plan                            A

          (b)      1995 Stock Option and Stock Incentive Plan --
                   Individual Stock Option Agreement for Incentive Stock
                   Option (contained in Exhibit 10.20(a))                                A

          (c)      1997 Stock Option and Stock Incentive Plan                            A

          (c)(1)   Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan         N

          (c)(2)   Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan         K

          (c)(3)   Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan         N

          (c)(4)   Form of Restricted Stock Award Agreement                              S

          (d)      Form of Protective Compensation and Benefit Agreement                 A

          (e)      1998 Employee Stock Purchase Plan                                     D

          (e)(1)   Amendment No. 1 to 1998 Employee Stock Purchase Plan                  N

          (e)(2)   Amendment No. 2 to 1998 Employee Stock Purchase Plan                  N

          (e)(3)   Amendment No. 3 to 1998 Employee Stock Purchase Plan                  N

          (e)(4)   Amendment No. 4 to 1998 Employee Stock Purchase Plan                  Q

          (e)(5)   Amendment No. 5 to 1998 Employee Stock Purchase Plan                  R

          (n)      2003 Directors Compensation Plan                                      O

14        Code of Ethics                                                                 Y

21        List of Subsidiaries                                                           U

23.1      Consent of Deloitte & Touche LLP                                               U

24        Powers of Attorney                                                             U

31.1      Certification of the Chief Executive Officer pursuant to Rule
          13a-14(a)                                                                      U

31.2      Certification of the Chief Financial Officer pursuant to Rule
          13a-14(a)                                                                      U

32.1      Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
          Section 906 of the Sarbanes- Oxley Act of 2002- Chief Executive
          Officer                                                                        U

32.2      Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
          Section 906 of the Sarbanes- Oxley Act of 2002 - Chief Financial
          Officer                                                                        U

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

G         Incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended September 30, 1999

H         Incorporated by reference to the Company's filing on Form 8-A dated
          September 7, 1999

I Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

J         Incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 2000

K Incorporated by reference to the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting

L Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

M         Filed as an exhibit to the Company's Current Report on Form 8-K dated
          January 29, 2002

N Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002

O Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003

P Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003

Q         Incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 2005

R Incorporated by reference to the Company's Current Report on Form 8-K dated June 3, 2005.

S Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004

T         Incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 2003

U         Filed herewith

Y         Available on the Company's Web site at www.kendle.com

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

          (c) Financial Statements and Schedules

          See (a)(2) above.

                            Kendle International Inc.

                   Index to Consolidated Financial Statements

                                                                                              Page
Report of Independent Registered Public Accounting Firm                                       F-2

Consolidated Statements of Operations for the years ended December 31, 2005,
2004 and 2003.                                                                                F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004.                                 F-4

Consolidated Statements of Shareholder's Equity for the years ended December 31,
2005, 2004 and 2003.                                                                          F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005,
2004 and 2003.                                                                                F-6

Notes to Consolidated Financial Statements.                                                   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kendle International Inc. Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Kendle International Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 16, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)
For the Years Ended December 31,                                 2005            2004           2003
Net service revenues                                           $ 202,032       $ 172,888      $ 156,221
Reimbursable out-of-pocket revenues                               48,607          42,980         53,436
                                                               ---------       ---------      ---------
Total revenues                                                   250,639         215,868        209,657

Cost and expenses:
       Direct costs                                              108,582          96,909         91,133
       Reimbursable out-of-pocket costs                           48,607          42,980         53,436
       Selling, general and administrative                        68,216          59,797         52,402
       Depreciation and amortization                               7,991           9,175          9,057
       Employee severance and office consolidation costs              --             302          1,468
                                                               ---------       ---------      ---------
Total costs and expenses                                         233,396         209,163        207,496

Income from operations                                            17,243           6,705          2,161

Other income (expense):
       Interest income                                             1,019             400            334
       Interest expense                                             (460)           (776)        (1,039)
       Other                                                        (287)           (873)          (725)
       Investment impairment                                          --              --           (405)
       Gain on debt extinguishment                                   300             597            558
                                                               ---------       ---------      ---------
Total other income (expenses)                                        572            (652)        (1,277)
Income before income taxes                                        17,815           6,053            884
Income taxes                                                       7,141           2,481          2,574
                                                               ---------       ---------      ---------
Net income (loss)                                              $  10,674       $   3,572      $  (1,690)
                                                               =========       =========      =========

Income (loss) per share data:
Basic:
       Net income (loss) per share                             $    0.79       $    0.27      $   (0.13)
       Weighted average shares                                    13,572          13,166         12,973
Diluted:
       Net income (loss) per share                             $    0.76       $    0.27      $   (0.13)
       Weighted average shares                                    14,120          13,391         12,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)
December 31,                                                                                    2005       2004
                                                                                             ---------   ---------
ASSETS

Current assets:

         Cash and cash equivalents                                                           $  37,437   $  17,665
         Restricted cash                                                                           592         971
         Available-for-sale securities                                                          10,726      10,271
         Accounts receivable                                                                    65,112      56,025
         Other current assets                                                                   10,083      10,243
                                                                                             ---------   ---------
                 Total current assets                                                          123,950      95,175

         Property and equipment, net                                                            15,084      16,821
         Goodwill                                                                               24,075      26,003
         Other finite-lived intangible assets                                                      511         663
         Other indefinite-lived intangible assets                                               15,000      15,000
         Long-term deferred tax asset                                                            2,213       2,621
         Other assets                                                                            3,926       6,397
                                                                                             ---------   ---------
                 Total assets                                                                $ 184,759   $ 162,680
                                                                                             =========   =========

Liabilities and Shareholders' Equity
Current liabilities:

         Current portion of obligations under capital leases                                 $     391   $     740
         Current portion of amounts outstanding under credit facilities                          3,000       3,000
         Convertible note                                                                           --       1,500
         Trade payables                                                                          9,174       9,169
         Advance billings                                                                       31,958      24,924
         Other accrued liabilities                                                              15,435      15,128
                                                                                             ---------   ---------
                 Total current liabilities                                                      59,958      54,461
Obligations under capital leases, less current portion                                             431         863
Long-term debt                                                                                     750       3,750
Deferred income taxes payable                                                                      484         486
Other liabilities                                                                                  632         345
                                                                                             ---------   ---------
                 Total liabilities                                                              62,255      59,905

Commitments and contingencies
Shareholders' equity:

         Preferred stock--no par value; 100,000 shares authorized; none issued and outstanding
         Common stock--no par value; 45,000,000 shares authorized;
                 14,105,653 and 13,262,826 shares issued and 14,085,756 and 13,242,929
                 outstanding at December 31, 2005 and 2004, respectively                            75          75
         Additional paid-in capital                                                            147,712     136,111
         Accumulated deficit                                                                   (24,922)    (35,596)
         Accumulated other comprehensive income:
                 Net unrealized holding losses on available-for-sale securities                    (39)        (49)
                 Unrealized gain/(loss) on interest rate swap                                        7         (92)
                 Foreign currency translation adjustment                                            64       2,719
                                                                                             ---------   ---------
                 Total accumulated other comprehensive income                                       32       2,578
                                                                                             ---------   ---------
         Less: Cost of Common Stock held in treasury, 19,897
                 shares at December 31, 2005 and 2004                                             (393)       (393)
                                                                                             ---------   ---------
                 Total shareholders' equity                                                    122,504     102,775
                                                                                             ---------   ---------
                 Total liabilities and shareholders' equity                                  $ 184,759   $ 162,680
                                                                                             =========   =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    common                                (accumulated  accumulated
                                    stock    common additional              deficit)       other          total
                                    number   stock   paid-in    treasury    retained    comprehensive  shareholders'  comprehensive
(in thousands except share data)  of shares  amount  capital     stock      earnings    income (loss)      equity     income (loss)
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
BALANCE AT JANUARY 1, 2003        12,841,613 $   75 $  134,266  $   (393) $    (37,478) $      (2,110) $      94,360
Net loss                                                                        (1,690)                       (1,690)        (1,690)
Other comprehensive income:
   Foreign currency translation
      adjustment                                                                                2,708          2,708          2,708
   Net unrealized holding gains
      on available-for-sale
      securities, net of tax                                                                        7              7              7
   Net unrealized holding gains
      on interest rate swap
      agreement                                                                                   216            216            216
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
Comprehensive income                                                                                                          1,241
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
Shares issued under stock plans      218,402               684                                                   684
Income tax benefit from
   exercise of stock options                                84                                                    84
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
BALANCE AT DECEMBER 31, 2003      13,060,015 $   75 $  135,034  $   (393) $    (39,168) $         821  $      96,369
Net income                                                                       3,572                         3,572          3,572
Other comprehensive income:
   Foreign currency translation
      adjustment                                                                                1,549          1,549          1,549
   Net unrealized holding
      losses on
      available-for-sale
      securities, net of tax                                                                      (50)           (50)           (50)
   Net unrealized holding gains
      on interest rate swap
      agreement                                                                                   258            258            258
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
Comprehensive income                                                                                                          5,329
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
Shares issued under stock plans      182,914               985                                                   985
Deferred compensation -
   restricted stock                                       (116)                                                 (116)
Income tax benefit from
   exercise of stock options                               208                                                   208
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
BALANCE AT DECEMBER 31, 2004      13,242,929 $   75 $  136,111  $   (393) $    (35,596) $       2,578  $     102,775
Net income                                                                      10,674                        10,674         10,674
Other comprehensive income:
   Foreign currency translation
      adjustment                                                                               (2,655)        (2,655)        (2,655)
   Net unrealized holding gains
      on available-for-sale
      securities, net of tax                                                                       10             10             10
   Net unrealized holding gains
      on interest rate swap
      agreement                                                                                    99             99             99
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
Comprehensive income                                                                                                          8,128
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
Shares issued under stock plans      842,827             9,633                                                 9,633
Deferred compensation -
   restricted stock                                        (66)                                                  (66)
Income tax benefit from
   exercise of stock options                             2,034                                                 2,034
                                  ---------- ------ ----------  --------  ------------  -------------  -------------  -------------
BALANCE AT DECEMBER 31, 2005      14,085,756 $   75 $  147,712  $   (393) $    (24,922) $          32  $     122,504
                                  ========== ====== ==========  ========  ============  =============  =============  =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
FOR THE YEARS ENDED DECEMBER 31,                                          2005           2004           2003
                                                                        --------       --------       --------
Cash flows from operating activities
      Net income (loss)                                                 $ 10,674       $  3,572       $ (1,690)
      Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization                                    7,991          9,175          9,057
          Goodwill and investment impairment                                  --             --            405
          Deferred income taxes                                            1,416            514          1,358
          Other                                                              169            589            513
          Gain on convertible note repayment                                (300)          (597)          (558)
          Changes in operating assets and liabilities, net of effects from acquisitions:
              Accounts receivable                                         (9,562)       (10,727)         5,245
              Other current assets                                          (385)          (225)        (1,469)
              Other assets                                                   256            (58)          (271)
              Investigator and project costs                                (766)           131          1,482
              Trade payables                                                 355          3,302         (1,072)
              Advance billings                                             7,471            786         (1,595)
              Accrued liabilities and other                                5,707            616          4,429
                                                                        --------       --------       --------
Net cash provided by operating activities                                 23,026          7,078         15,834

Cash flows from investing activities
      Purchase of available-for-sale securities                           (9,552)        (9,419)       (47,741)
      Proceeds from sale and maturity of available-for-sale securities     9,050          7,889         56,149
      Acquisitions of property and equipment                              (4,732)        (3,663)        (3,801)
      Additions to internally developed software                            (233)        (1,651)        (1,791)
      Acquisitions of businesses, less cash acquired                          --             --         (3,584)
      Cash provided (used) by restricted cash                                293            804         (1,684)
      Other                                                                   20             17             33
                                                                        --------       --------       --------
Net cash used in investing activities                                     (5,154)        (6,023)        (2,419)

Cash flows from financing activities
      Net repayments under credit facility                                (2,937)        (3,024)        (3,000)
      Payment of convertible note                                         (1,200)        (1,903)        (1,442)
      Proceeds from issuance of Common Stock                               7,422            141            192
      Amounts payable - book overdraft                                      (353)           327             18
      Payments on capital lease obligations                                 (691)          (975)          (851)
      Debt issue costs                                                       (30)            --            (71)
                                                                        --------       --------       --------
Net cash provided by (used in) financing activities                        2,211         (5,434)        (5,154)
      Effects of exchange rates on cash and cash equivalents                (311)           294            818
      Net increase (decrease) in cash and cash equivalents                19,772         (4,085)         9,079

Cash and cash equivalents
      Beginning of year                                                   17,665         21,750         12,671
                                                                        --------       --------       --------
      End of year                                                       $ 37,437       $ 17,665       $ 21,750

Supplemental disclosure of cash flow information
      Cash paid during the year for interest                            $    489       $    805       $    921
      Cash paid (received) during the year for income taxes             $  3,154       $    (90)      $  1,227

Supplemental schedule of noncash investing and financing activities
      Acquisition of equipment under capital leases                     $     --       $    938       $    339

      Acquisitions of businesses:
          Fair value of assets acquired                                 $     --       $     --       $  3,806
          Fair value of liabilities assumed or incurred                 $     --       $     --       $   (222)
          Stock issued                                                  $     --       $     --       $     --
                                                                        --------       --------       --------
      NET CASH PAYMENTS                                                 $     --       $     --       $  3,584
                                                                        ========       ========       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Kendle International Inc. (the Company) is a global clinical research organization (CRO) that delivers integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publication services on a contract basis to the biopharmaceutical industry. The Company has operations in North America, Europe, Asia/Pacific, Latin America and Africa.

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

Certain amounts reflected in the prior years Consolidated Financial Statements have been reclassified to be comparable with the current year.

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

In 2005, the Company held cash of approximately $592,000 that is restricted as to its use as compared to approximately $971,000 in 2004. The restricted cash represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project related expenses, primarily investigator fees, upon authorization from the customer.

In the Company's consolidated statement of cash flows for the year ended December 31, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying consolidated statements of cash flows for the year 2004, the Company reclassified changes in restricted cash balances to be consistent with the Company's 2005 presentation which resulted in a $804,000 increase in investing cash flows and a corresponding decrease in operating cash flows from the amounts previously reported. In 2003, the reclassification resulted in a $1.7 million increase in operating cash flow and a corresponding decrease in investing cash flows from the amounts previously reported.

AVAILABLE- FOR-SALE SECURITIES

Investments purchased with initial maturities greater than three months are classified as available-for-sale securities and consist of highly liquid debt securities. These securities are stated in the Consolidated Financial Statements at market value. The Company's investments represent the investment of cash available for current operations and are therefore classified as current assets in the Consolidated Balance Sheets. Realized gains and losses are included in the Consolidated Statements of Operations, calculated based on a specific identification basis. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity.

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

CONCENTRATION OF CREDIT RISK

Accounts receivable represent amounts due from customers that are concentrated mainly in the biopharmaceutical industry. The concentration of credit risk is subject to the financial and industry conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. The Company monitors the creditworthiness of its customers. Refer to Note 16 for additional information regarding revenue concentration.

LONG-LIVED ASSETS

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed over estimated useful lives of two to ten years using the straight-line method. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the remaining term of the underlying lease. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and the related accumulated depreciation are relieved and any gains or losses are reflected in the Consolidated Statements of Operations.

Equipment under capital leases is recorded at the present value of future minimum lease payments and is amortized over the estimated useful lives of the assets, not to exceed the terms of the related leases. Accumulated amortization on equipment under capital leases was $2.0 million and $2.9 million at December 31, 2005 and 2004, respectively.

The Company capitalizes costs incurred to internally develop software used primarily in the Company's proprietary clinical trial and data management systems, and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed five years. Unamortized software costs included in the consolidated balance sheets at December 31, 2005 and 2004 were $16.0 million and $16.1 million, respectively. The related accumulated amortization at December 31, 2005 and 2004 was $12.9 million and $11.0 million, respectively.

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

DERIVATIVES

From time to time, the Company may use derivative instruments to manage exposure to interest rates. Derivatives meeting the hedge criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, are recorded in the Consolidated Balance Sheet at fair value at each balance sheet date. When the derivative is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment and classifies the hedge as a cash flow hedge or a fair value hedge. If the hedge is determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss). Changes in the value of fair value hedges are recorded in results of operations. In July 2002, the Company entered into an interest rate swap agreement to fix the interest rate on its $15 million term loan. The swap is designated as a cash flow hedge. At December 31, 2005, approximately $7,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized gain of the swap compared to the unrealized loss of approximately $92,000 at December 31, 2004.

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

The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

NET INCOME (LOSS) PER SHARE DATA

(in thousands)                                  2005    2004    2003
                                               ------  ------  ------
Weighted average common shares outstanding     13,572  13,166  12,973
Stock options                                     548     225      --
                                               ------  ------  ------
Weighted average shares                        14,120  13,391  12,973

Options to purchase approximately 0.2 million shares of common stock were outstanding during 2005 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

The weighted average fair value of the options granted in 2005, 2004 and 2003 was estimated as $9.21, $4.34 and $3.50, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                 2005                 2004                2003
                               --------             --------            --------
Expected dividend yield               0%                   0%                  0%
Risk-free interest rate             3.7%                 3.7%                3.0%
Expected volatility               110.3%                67.5%               69.8%
Expected holding period        4.7 years            5.0 years           5.3 years

Had the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for expense recognition purposes, the amount of compensation expense that would have been recognized in 2005, 2004 and 2003 would have been $4.8 million, $3.9 million and $4.7 million respectively. Approximately $2.2 million of the $4.8 million in compensation expense that would have been recognized for the year ended December 31, 2005 resulted from the amendment made to the vesting schedule. The Company's pro forma net income (loss) and pro forma net income
(loss) per basic and diluted share for 2005, 2004, and 2003 would have been reduced to the amounts below:

(in thousands, except per share data)                                       2005                2004                 2003
                                                                          --------             -------             --------
Pro forma net income (loss)
As reported                                                               $ 10,674             $ 3,572             $ (1,690)
Less:  pro forma adjustment for stock-based compensation, net of tax        (3,739)             (3,015)              (3,487)
                                                                          --------             -------             --------
Pro forma net income (loss)                                                  6,935                 557               (5,177)
                                                                          ========             =======             ========

Pro forma net income (loss) per diluted share
As reported                                                                   0.76                0.27                (0.13)
Pro forma                                                                     0.49                0.04                (0.40)
                                                                          --------             -------             --------
Effect of pro forma expense                                                  (0.27)              (0.23)               (0.27)

Pro forma net income (loss) per basic share
As reported                                                                   0.79                0.27                (0.13)
Pro forma                                                                     0.51                0.04                (0.40)
                                                                          --------             -------             --------
Effect of pro forma expense                                                  (0.28)              (0.23)               (0.27)

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement 3 "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The application of SFAS-154 did not have any impact on earnings and financial position.

Statement No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The application of SFAS-153 did not have any impact on earnings and financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FAS Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company's Consolidated Financial Statements is January 1, 2006. The Company is in the process of evaluating the impact SFAS 123(R) will have on its reported earnings.

2. AVAILABLE-FOR-SALE SECURITIES:

The fair value of available-for-sale securities is estimated based on quoted market prices. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. The following is a summary as of December 31, 2005 of available-for-sale securities by contractual maturity where applicable (in thousands):

                                                    AMORTIZED  UNREALIZED    FAIR
AVAILABLE-FOR-SALE SECURITIES:                        COST     GAIN (LOSS)   VALUE
                                                    ---------  ----------   --------
Corporate-backed securities:
        Maturing in one year or less                $   8,667  $      (27)  $  8,640
        Maturing after 1 year through 5 years             818         (12)       806
        Maturing after 10 years                            --          --         --
Government-backed securities:
        Maturing in one year or less                       --          --         --
        Maturing after 1 year through 5 years             530          --        530
        Maturing after 10 years                           750          --        750
                                                    ---------  ----------   --------
12/31/05 Totals                                     $  10,765  $      (39)  $ 10,726
                                                    =========  ==========   ========

The following is a summary as of December 31, 2004 of available-for-sale securities by contractual maturity where applicable (in thousands):

                                                    AMORTIZED  UNREALIZED    FAIR
AVAILABLE-FOR-SALE SECURITIES:                        COST     GAIN (LOSS)   VALUE
                                                    ---------  ----------   --------
Corporate-backed securities:
        Maturing in one year or less                $   2,477  $       (9)  $  2,468
        Maturing after 1 year through 5 years           4,978         (40)     4,938
        Maturing after 10 years                           445          --        445
Government-backed securities:
        Maturing in one year or less                       --          --         --
        Maturing after 1 year through 5 years             690          --        690
        Maturing after 10 years                         1,730          --      1,730
                                                    ---------  ----------   --------
12/31/04 Totals                                     $  10,320  $      (49)  $ 10,271
                                                    =========  ==========   ========

Proceeds from the sales or maturities of investments in securities were $9.1 million, $7.9 million and $56.1 million in 2005, 2004 and 2003, respectively. There were no gross losses realized on these sales for the years ended December 31, 2005, 2004 and 2003.

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

(in thousands)
December 31,             2005       2004
                       --------   --------
Billed                 $ 40,388   $ 34,508
Unbilled                 24,724     21,517
                       --------   --------
                       $ 65,112   $ 56,025
                       ========   ========

The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might cause collection problems. The balance in allowance for doubtful accounts receivable was as follows:

(in thousands)
Balance at 12/31/02             $   444
       Invoice write-offs            (8)
       Additional expense            97
                                -------
Balance at 12/31/03             $   533
       Invoice write-offs          (436)
       Additional expense           149
                                -------
Balance at 12/31/04             $   246
       Invoice write-offs           (90)
       Additional expense         1,901
                                -------
Balance at 12/31/05             $ 2,057

In the fourth quarter of 2005, the Company recorded a bad debt reserve of approximately $1.7 million associated with one study being conducted in the United Kingdom.

5. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows:

(in thousands)
DECEMBER 31,                                             2005       2004
                                                        --------  --------
Furnishings, equipment and other                        $ 48,186  $ 45,225
Equipment under capital leases                             2,723     4,453
Less:  accumulated depreciation and amortization         (35,825)  (32,857)
                                                        --------  --------
Property and equipment, net                             $ 15,084  $ 16,821
                                                        ========  ========

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $5.1 million, $5.3 million and $5.4 million, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

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

The Company completed the testing in the fourth quarter of 2005. The fair value of the Company exceeded the carrying value, resulting in no goodwill impairment for 2005. Similarly, the analysis in the fourth quarter of 2004 resulted in no goodwill impairment.

Non-amortizable intangible assets at December 31, 2005 and December 31, 2004 are composed of:

                                                        Indefinite-lived
    (in thousands)                           Goodwill      intangible
                                             --------   ----------------
Balance at 12/31/03                          $ 25,404   $         15,000
       Additional amount acquired                  --                 --
       Purchase accounting adjustment             (13)                --
       Foreign currency fluctuations            1,001                 --
       Tax benefit to reduce goodwill            (389)                --
                                             --------   ----------------
Balance at 12/31/04                          $ 26,003   $         15,000
       Additional amount acquired                  --                 --
       Foreign currency fluctuations           (1,539)                --
       Tax benefit to reduce goodwill            (389)                --
                                             --------   ----------------
Balance at 12/31/05                          $ 24,075   $         15,000

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

The $15 million intangible asset represents one customer relationship acquired in the Company's acquisition of CPR, the fair value of which was determined by management based on a third party valuation. The nature of this identifiable intangible asset was reviewed at the end of 2003, 2004 and 2005 and the determination was made that the original indefinite life remains appropriate. The contract was determined to have an indefinite useful life based on a number of factors, including the unique nature of the services provided by CPR, high barriers to entry to a competitor, and the long-term historical relationship between CPR and its sole customer without material modifications to the terms of the arrangement and without substantial cost of renewal. The intangible asset will continue to be evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life. The Company completed impairment testing on the intangible asset in the fourth quarter of 2005. The fair value of intangible asset exceeded the carrying value, resulting in no goodwill impairment in 2005. Similarly, the analysis in the fourth quarter of 2004 resulted in no goodwill impairment.

Amortizable intangible assets at December 31, 2005 and December 31, 2004 are composed of:

    (in thousands)
                                                Customer      Non-Compete   Internally-Developed
                                              Relationships   Agreements          Software
                                              -------------   -----------   --------------------
Balance at 12/31/03                           $         389   $       432   $              6,968
       Additional amount acquired                        --            --                  1,651
       Dispositions                                      --            --                   (586)
       2004 amortization                                (43)         (115)                (2,936)
                                              -------------   -----------   --------------------
Balance at 12/31/04                           $         346   $       317   $              5,097
       Additional amount acquired                        --            --                    233
       Dispositions                                      --            --                    (68)
       2005 amortization                                (37)         (115)                (2,123)
                                              -------------   -----------   --------------------
Balance at 12/31/05                           $         309   $       202   $              3,139
                                              =============   ===========   ====================

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
     2006                 $ 1,386
     2007                 $ 1,080
     2008                 $   526
     2009                 $   258
     2010                 $    84

For further detail regarding the amortizable assets acquired during 2003, see
Note 13, Acquisitions.

7. OTHER ACCRUED LIABILITIES:

Other accrued liabilities at December 31, 2005 and 2004 consisted of the following:

(in thousands)
DECEMBER 31,                                                            2005         2004
                                                                     -----------  ---------
Accrued compensation and related payroll withholdings and taxes      $     7,447  $   6,592
Amounts payable - book overdraft                                              89        453
Other                                                                      7,899      8,083
                                                                     -----------  ---------
                                                                     $    15,435  $  15,128
                                                                     ===========  =========

8. DEBT:

In May 2005, the Company entered into the Second Amended and Restated Credit Agreement (the "Facility") that replaced the previous credit agreement. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company's European operations.

The Facility is comprised of a $20.0 million revolving credit loan that expires in May 2008. The existing term loan is carried over from the previous agreement and matures in March 2007.

The revolving credit loan bears interest at a rate equal to either (a) the LIBOR Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund's Rate plus 0.5% or the bank's Prime Rate. The existing term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into new five year term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility as of December 31, 2005.

The $5.0 million Multicurrency Facility is comprised of a euro overdraft facility up to the equivalent of $3.0 million and a pound sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank's Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined).

At December 31, 2005 no amounts were outstanding under the Company's revolving credit loan, $3.8 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.

Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.5%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. At December 31, 2005, approximately $7,000 has been recorded in Accumulated Other Comprehensive Income to reflect an increase in the fair value of the swap compared to a decrease in the fair value of approximately $92,000 at December 31, 2004.

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

In June 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a "call" option or by the CPR shareholders through the exercise of a "put" option. Gains resulting from this early extinguishment of debt were recorded in the Company's Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company's Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at December 31, 2005. The total gains resulting from early extinguishment of debt since inception of the Note Prepayment Agreement were approximately $1.5 million.

9. EMPLOYEE SEVERANCE AND OFFICE CONSOLIDATION COSTS:

In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan that resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. An additional $48,000 in net costs (composed of approximately $80,000 in additional costs offset by a reduction to the liability of approximately $32,000) was incurred in the second quarter of 2004 related to this plan. The workforce realignment plan affected approximately 3 percent of the Company's North American workforce. Payments in 2004 totaled $302,000 and no amounts remained accrued at December 31, 2004.

In August 2003, the Company initiated a workforce realignment plan that immediately eliminated approximately 65 positions from its global workforce. In the third quarter of 2003, the Company recorded a pre-tax charge of approximately $897,000 for severance and outplacement benefits relating to this workforce realignment. In 2005, the Company recorded an additional $70,000 in costs related to on-going arbitration proceedings for an individual whose position was eliminated as a result of the realignment plan. Payments in 2005 and 2003 totaled $85,000 and $882,000, respectively, and no amounts remained accrued at December 31, 2005. Costs related to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Consolidated Statements of Operations.

To bring its cost structure more in line with the then current revenue projections, in the first quarter of 2003, the Company recorded a pre-tax charge of approximately $680,000 for severance and outplacement benefits related to a workforce reduction program affecting approximately 17 employees. In the second quarter of 2003, the Company recorded an adjustment to reduce this charge by $106,000 as a result of lower than expected severance costs related to the workforce reduction. No amounts remained accrued at December 31, 2003. Costs related to this program are reflected in the line item entitled Severance and Office Consolidation Costs in the Company's Consolidated Statements of Operations.

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

In connection with the office consolidation, the Company recorded a pre-tax charge of $321,000 in the third quarter of 2002, consisting primarily of facility lease costs and severance and outplacement costs. In the first quarter of 2003, the Company incurred an additional $52,000 in costs related to the office consolidation.

                                         Employee
(in thousands)                           Severance   Facilities    Other     Total
                                         ---------   ----------   -------   -------
Liability at December 31, 2002           $      73   $       44   $    40   $   157
Amounts accrued                              1,639           --        --     1,639
Amounts paid                                (1,568)         (25)       --    (1,593)
Non-cash charge                                 --           (4)       --        (4)
Adjustment to liability                       (129)         (15)      (30)     (174)
                                         ---------   ----------   -------   -------
Liability at December 31, 2003           $      15   $       --   $    10   $    25
Amounts accrued                                334           --        --       334
Amounts paid                                  (302)          --       (10)     (312)
Non-cash charge                                 --           --        --        --
Adjustment to liability                        (32)          --        --       (32)
                                         ---------   ----------   -------   -------
Liability at December 31, 2004           $      15   $       --   $    --   $    15
Amounts accrued                                 70           --        --        70
Amounts paid                                   (85)          --        --       (85)
Non-cash charge                                 --           --        --        --
Adjustment to liability                         --           --        --        --
                                         ---------   ----------   -------   -------
Liability at December 31, 2005           $      --   $       --   $    --   $    --
                                         =========   ==========   =======   =======

10. EMPLOYEE BENEFIT PLANS:

401(k) PLAN

The Company maintains a 401(k) retirement plan covering substantially all U.S. associates who have completed at least six months of service and meet minimum age requirements. The Company makes a matching contribution of 50% of each participant's contribution of up to 6% of salary. The Company's matching contributions to this plan totaled approximately $1,005,000, $1,042,000 and $1,144,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan (the Purchase Plan) that is intended to provide eligible employees an opportunity to acquire the Company's Common Stock. Participating employees have the option to purchase shares at 85% of the lower of the fair market value of the Common Stock on the first or last day of the Purchase Period. The Purchase Period is defined as the twelve month period beginning on July 1 of each year. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. During 2005, 2004 and 2003, respectively, 111,000, 103,693 and 63,812 shares were purchased under the Purchase Plan. At December 31, 2005, 28,331 shares were available for issuance under the Purchase Plan. The remaining shares were issued in January 2006 and the plan has been discontinued.

STOCK OPTION AND STOCK INCENTIVE PLAN

In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (the 1997 Plan) that provides for the grant of up to 1,000,000 options to acquire the Company's Common Stock, consisting of both incentive and non-qualified stock options. In April 2000, shareholders approved an amendment to the 1997 Plan increasing the number of stock options that can be granted to 3,000,000. Participation in the 1997 Plan is at the discretion of the Board of Directors' Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director's Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company's Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan can be granted after August

2007. The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which 1,207,609 are available for grant at December 31, 2005.

The 1997 Plan replaced a similar plan under which 29,512 options were outstanding at December 31, 2005.

Aggregate stock option activity during 2005, 2004 and 2003 was as follows:

                                                                  Weighted
                                                                  Average
                                                      Shares   Exercise Price
                                                    ---------  --------------
Options outstanding at 12/31/02                     2,378,867     $ 11.84
Granted                                               329,300        5.72
Canceled                                             (498,353)      12.26
Exercised                                            (137,511)       1.40
                                                    ---------     -------
Options outstanding at 12/31/03                     2,072,303       11.24
Granted                                               307,000        6.89
Canceled                                             (313,070)      13.39
Exercised                                             (65,860)       2.14
                                                    ---------     -------
Options outstanding at 12/31/04                     2,000,373       10.51
Granted                                                51,500       11.80
Canceled                                             (197,583)      10.57
Exercised                                            (726,961)      10.48
                                                    ---------     -------
Options outstanding at 12/31/05                     1,127,329     $ 10.58

Options Outstanding

                                                        Weighted Average                Weighted
     Range of                Outstanding at                 Remaining                    Average
  Exercise Price           December 31, 2005            Contractual Life             Exercise Price
-----------------          -----------------            ----------------             --------------
$ 0.91  -  $ 3.10                41,511                       3.1                       $  1.43
$ 3.11  -  $ 6.20               145,440                       7.4                          5.00
$ 6.21  -  $ 9.30               476,936                       7.3                          7.72
$ 9.31  -  $12.40               158,740                       6.9                         10.33
$12.41  -  $15.50                61,250                       3.1                         13.57
$15.51  -  $21.70               200,452                       5.3                         19.74
$21.71  -  $31.00                43,000                       2.6                         23.94

Options Exercisable

    Range of                   Options Exercisable              Weighted Average
 Exercise Price               at December 31, 2005               Exercise Price
-----------------             --------------------              ----------------
$ 0.00  -  $ 3.10                     29,512                        $ 2.01
$ 3.11  -  $ 6.20                     57,780                          5.34
$ 6.21  -  $ 9.30                    169,496                          8.05
$ 9.31  -  $12.40                    104,540                         10.41
$12.41  -  $15.50                     50,650                         13.78
$15.51  -  $21.70                    197,592                         19.75
$21.71  -  $31.00                     43,000                         23.94
                                     -------                        ------
                                     652,570                        $12.95

At December 31, 2004, 1,071,338 options were exercisable with a weighted-average exercise price of $11.36. At December 31, 2003, 1,001,469 options were exercisable with a weighted-average exercise price of $11.59.

Effective October 1, 2002 the Company granted awards of restricted shares to certain executives pursuant to the 1997 Plan. Such shares vest ratably over a three year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. The Company granted 18,000 shares of restricted stock in May 2004, 6,000 of which have vested as of December 31, 2005. In 2002, 24,500 restricted shares were issued, As of December 31, 2005, 16,000 of the shares granted in 2002 are vested, with the remaining cancelled.

11. COMMITMENTS AND CONTINGENCIES:

LEASES:

The Company leases facilities, office equipment and computers under agreements that are classified as either capital or operating leases. The leases have initial terms that range from two to seven years, with eight facility leases that have provisions to extend the leases for an additional three to five years. Future minimum payments, by year and in the aggregate, net of sublease income, under non-cancelable capital and operating leases with initial or remaining terms of one year or more, are as follows at December 31, 2005:

                                                          Capital  Operating
(in thousands)                                            Leases    Leases
                                                          -------  --------
2006                                                      $   399  $  7,672
2007                                                          193     6,393
2008                                                          178     5,992
2009                                                           83     4,164
2010                                                            4     2,454
thereafter                                                     --       894
                                                          -------  --------
Total minimum lease payments                                  857  $ 27,569
Amounts representing interest                                 (35)
                                                          -------
Present value of net minimum lease payments                   822
Current portion                                               391
                                                          -------
Obligations under capital leases, less current portion    $   431
                                                          =======

The Company expects rental income from subleases of approximately $0.1 million in 2006 based on a sublease agreement executed in June 2000.

Rental expense under operating leases for 2005, 2004 and 2003 was $7.6 million, $7.0 million and $5.7, million, respectively.

PROTECTIVE COMPENSATION AND BENEFIT AGREEMENTS:

The Company has entered into Protective Compensation and Benefit Agreements with certain associates, including all Executive Officers of the Company. These Agreements, subject to annual review by the Company's Board of Directors, expire on the last day of the fiscal year, and are automatically extended in one year increments unless canceled by the Company. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. At December 31, 2005, the maximum amount which could be required to be paid under these Agreements, if such events occur, is approximately $6.8 million.

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

12. INCOME TAXES:

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003, is as follows:

(in thousands)                       2005      2004      2003
                                    -------   -------   -------
Current:
Federal                             $ 1,149   $  (708)  $(2,330)
State and local                         (20)     (639)      241
Foreign                               4,207     2,925     2,916
                                    -------   -------   -------
       Subtotal                       5,336     1,578       827
Deferred:
Federal                                 (95)      395     1,610
State and local                       2,081      (114)     (418)
Foreign                                (570)      233       166
                                    -------   -------   -------
       Subtotal                       1,416       514     1,358
Benefit applied to reduce goodwill      389       389       389
                                    -------   -------   -------
Total provision                     $ 7,141   $ 2,481   $ 2,574
                                    =======   =======   =======

The sources of income (loss) before income taxes are presented as follows:

(in thousands)                       2005      2004      2003
                                    -------   -------   -------
United States                       $ 6,055   $  (529)  $(1,726)
Foreign                              11,760     6,582     2,610
                                    -------   -------   -------
Income (loss) before income taxes   $17,815   $ 6,053   $   884
                                    =======   =======   =======

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate of 35% as set forth below:

                                                                          2005    2004    2003
                                                                          ----    ----    -----
Income tax expense at the U.S. federal statutory rate                     35.0%   35.0%    35.0%
Effects of foreign taxes, net of foreign tax credits and deductions        2.2    13.9    235.1
State and local income taxes, net of federal benefit                       7.8    (7.6)    (8.6)
Non-deductible write-down of joint venture                                  --      --     16.0
Dutch operating loss carryforward- reversal of valuation allowance        (4.6)     --       --
Other                                                                     (0.3)   (0.3)    13.7
                                                                          ----    ----    -----
Total                                                                     40.1%   41.0%   291.2%

A provision has not been made for U.S. or additional foreign taxes on the undistributed portion of earnings of foreign subsidiaries as those earnings have been permanently reinvested. The undistributed earnings of foreign subsidiaries approximate $19.4 million.

Components of the Company's net deferred tax asset and liability included in the consolidated balance sheet at December 31, 2005 and 2004 are as follows:

(in thousands)                                             2005            2004
                                                         --------        --------
Deferred tax assets:
Compensation and employee benefits                       $    294        $    518
Accrued expenses and other future deductible items            920             725
Foreign operating loss carryforward                         3,819           5,162
State and local operating loss carryforward                   781           2,295
Federal operating loss carryforward                           639              --
Tax benefit of unrealized losses                               23              33
Contributions carryforward                                     96              73
Capital loss carryforward                                     728             992
Foreign tax credit carryforward                                47             373
Intangible assets                                           3,697           5,741
Unrealized foreign exchange losses                             68              --
Accounting method differences                                 317             248
                                                         --------        --------
Total deferred tax assets                                  11,429          16,160

Deferred tax liabilities:
Depreciation and software costs                             1,312           2,912
Unrealized foreign exchange gains                              --             128
Deferred state income taxes                                   191             310
                                                         --------        --------
Total deferred tax liability                                1,503           3,350
                                                         --------        --------
Valuation allowance                                         4,548           7,014
                                                         --------        --------
Total net deferred tax (asset)/liability                 $ (5,378)       $ (5,796)
                                                         ========        ========

The Company has a federal operating loss carryforward of $1.9 million with a recognized tax benefit of $639,000 that will expire in 2026.

The deferred tax asset for state and local operating loss carryforward of $781,000 relates to amounts that expire at various times from 2006 to 2026.

The Company has foreign operating loss carryforwards of $2.9 million with a recognized tax benefit of $867,000. Of this benefit, $47,000 will expire in 2014 and $820,000 can be carried forward indefinitely. A valuation allowance that existed at the beginning of the year related to $820,000 of this tax benefit was completely reversed during the year 2005.

The Company has foreign operating loss carryforwards of $9.9 million with a tax benefit of $3.0 million for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Of this benefit, $15,000 will expire in 2010, $16,000 will expire in 2011, $76,000 will expire in 2013, $58,000 will expire in 2014, $10,000 will expire in 2021 and $2.8 million can be carried forward indefinitely.

The Company has capital loss carryforwards of $2.0 million with a tax benefit of $728,000 for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. Of this tax benefit, $12,000 will expire in 2006, $3,000 will expire in 2007, $708,000 will expire in 2008 and $5,000 will expire in 2010. The ultimate realization of this tax benefit is dependent upon the generation of sufficient capital gains within the carryforward periods.

The Company has foreign tax credit carryforwards with a tax benefit of $47,000 for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. Of this benefit, $17,000 will expire in 2007 and $30,000 can be carried forward indefinitely.

A valuation allowance has been established for other deferred tax assets of $821,000 related to operations in foreign tax jurisdictions based upon an assessment that it is more likely than not that realization cannot be assured.

Income tax benefits related to stock option exercises and the employee stock purchase plan were $2.0 million, $208,000 and $84,000 for 2005, 2004 and 2003, respectively, and have been shown as increases to additional paid-in capital.

The income tax costs (benefits) related to unrealized gains and losses in other comprehensive income components of shareholders' equity were $(23,000) in 2005, $(34,000) in 2004 and $5,000 in 2003.

13.  ACQUISITIONS:

Details pertaining to Company's acquisition in 2003 are listed below. The acquisition has been accounted for using the purchase method of accounting.

2003:

In October 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Estadisticos y Clinicos Asociados, S.A., a CRO located in Mexico City, Mexico. The acquisition enables the Company to expand its capability to conduct clinical trials in Latin America.

The aggregate purchase price was approximately $3.6 million in cash (including acquisition costs).

The following summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)               At October 1, 2003
                             ------------------
Current assets                    $   727
Fixed assets                          275
Other assets                           12
Goodwill                            1,932
Intangible assets                     860
                                  -------
Total assets acquired               3,806
Current liabilities                   222
                                  -------
Net assets acquired               $ 3,584
                                  =======

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

The following unaudited pro forma results of operations assume the 2003 acquisition occurred at the beginning of 2003:

(in thousands, except per share data)                       2003
                                                          ---------
Net service revenues                                      $ 161,563
Net loss                                                       (880)
Net loss per diluted share                                $   (0.07)
Weighted average shares                                      12,973

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2003, nor are they necessarily indicative of future operating results.

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

15. RELATED PARTY TRANSACTIONS:

The Company made payments in 2003 totaling approximately $21,000 to a construction company owned by a relative of the Company's primary shareholder, for construction and renovations at various Company locations. No such payments were made in 2004 or 2005.

The former majority shareholder of CPR is no longer employed by CPR and never was employed by the Company, but he has provided consulting services to the Company. In the past, he provided consulting services to the customer that accounted for the majority of CPR's business. Payments to this individual for consulting services in 2003 totaled approximately $65,000. No such payments were made in 2004 or 2005.

16. SEGMENT INFORMATION:

During 2005 Kendle completed its re-organization into four operating units and two support units. The operating units are the production units for the Company while the support units provide administrative support or technical operational support.

The Company has concluded that the four operating units meet the SFAS 131 definition of operating segments. The Company has also concluded that the four operating units qualify for aggregation under the aggregation criteria in SFAS 131.

Financial information by geographic area is as follows:

(in thousands)                2005             2004             2003
                            --------         --------         --------
Net service revenues
North America               $115,708         $101,012         $102,596
Non-North America             86,324           71,876           53,625
                            --------         --------         --------
                            $202,032         $172,888         $156,221
                            ========         ========         ========
Identifiable assets
North America               $134,759         $113,566         $127,912
Non-North America             50,000           49,114           26,503
                            --------         --------         --------
                            $184,759         $162,680         $154,415
                            ========         ========         ========

Net revenues from sponsors that accounted for more than 10% of the Company's consolidated net revenues for 2005, 2004 and 2003 are as follows:

                                 2005            2004            2003
                                 ----            ----            ----
Sponsor A                         15%             20%             27%

Sponsor A accounted for approximately 5% and 13% of the Company's consolidated accounts receivable at December 31, 2005 and December 31, 2004, respectively.

17. SUBSEQUENT EVENT:

In March 2006, the Company entered into agreements to acquire certain assets of International Clinical Research Limited (IC-Research) and the ownership interests in its related operating companies in each of Argentina, Brazil, Chile and Columbia. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Columbia. The acquisition supports the Company's goal of strategic business expansion and diversification in high growth regions to deliver global clinical trials for its customers.

The acquisition is expected to be completed in the second quarter of 2006. The aggregate purchase price is expected to be approximately $900,000 plus acquisition costs. In addition, there is expected to be an earnout provision, with a maximum additional amount to be paid of $260,000. The Company will complete its purchase price allocation after completion of the acquisition.

18. QUARTERLY FINANCIAL DATA (UNAUDITED): (in thousands, except per share data)

Earnings per basic share as presented on the income statement for 2005 does not equal the sum of earnings per share for each quarter presented below due to rounding differences in each quarter.

Quarter                            First       Second        Third       Fourth
                                  -------      -------      -------      -------
2005
Net service revenues              $47,687      $49,965      $51,581      $52,799
Gross profit                       21,961       22,813       24,130       24,546
Income from operations              2,849        3,652        5,541        5,201
Net income                          2,145        1,442        3,394        3,693
Net income per diluted share         0.16         0.10         0.24         0.25
Net income per basic share           0.16         0.11         0.25         0.26

2004
Net service revenues              $40,786      $41,217      $42,920      $47,965
Gross profit                       17,525       16,996       19,126       22,331
Income from operations                696          287        1,916        3,806
Net income                            673          211          600        2,088
Net income per diluted share         0.05         0.02         0.04         0.16
Net income per basic share           0.05         0.02         0.04         0.16

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KENDLE INTERNATIONAL INC.

DATE SIGNED: March 16, 2006

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

           Signature                                Capacity                      Date
----------------------------------       ---------------------------------   --------------
  /s/ Candace Kendle                     Chairman of the Board of            March 16, 2006
----------------------------------       Directors, Chief Executive
Candace Kendle                           Officer and Principal Executive
                                         Officer

  /s/ Christopher Bergen                 President, Chief Operating          March 16, 2006
----------------------------------       Officer and Director
Christopher C. Bergen

  /s/ Karl Brenkert III                  Senior Vice President,              March 16, 2006
----------------------------------       Chief Financial Officer,
Karl Brenkert III                        Treasurer and Principal Financial
                                         and Accounting Officer

                                 *       Director                            March 16, 2006
----------------------------------
G. Steven Geis, Ph.D., M.D.

                                 *       Director                            March 16, 2006
----------------------------------
Donald C. Harrison, M.D.

                                 *       Director                            March 16, 2006
----------------------------------
Timothy E. Johnson, Ph.D.

                                 *       Director                            March 16, 2006
----------------------------------
Frederick A. Russ, Ph.D.

                                 *       Director                            March 16, 2006
----------------------------------
Robert C. Simpson

                                 *       Director                            March 16, 2006
----------------------------------
Robert R. Buck

  /s/ Karl Brenkert III                  as Attorney In-Fact                 March 16, 2006
----------------------------------
Karl Brenkert III

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

2.4       Stock Purchase Agreement dated February 11, 1998 by and among the
          Company and the Shareholders of ACER/EXCEL Inc.                                 *

2.5       Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan
          Lee, Jean C. Lee Michael Minor, Conway Lee, Steven Lee, Jean C. Lee,
          as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee,
          Citicorp Trust-South Dakota and The Fifth Third Bank                            *

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

2.8       Escrow Agreement dated January 5, 1999 among the Company, John Glasby,
          Gillian Gregory Michael Roy Broomby and Peter Nightingale                       *

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

10.16     Second Amended and Restated Credit Agreement dated as of May 27, 2005 among Kendle International Inc., the several lenders from time to time
          party thereto and JPMorgan Chase Bank, N.A., as agent                           *

10.17     Amended and Restated Guarantee Agreement dated June 3, 2002 and
          re-affirmed as of May 27, 2005                                                  *

10.18     Security Agreement dated May 14, 2003 and re-affirmed as of May 27,
          2005                                                                            *

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

          (c)(4)  Form of Restricted Stock Award Agreement                                *

          (d)     Form of Protective Compensation and Benefit Agreement                   *

          (e)     1998 Employee Stock Purchase Plan                                       *

          (e)(1)  Amendment No. 1 to 1998 Employee Stock Purchase Plan                    *

          (e)(2)  Amendment No. 2 to 1998 Employee Stock Purchase Plan                    *

          (e)(3)  Amendment No. 3 to 1998 Employee Stock Purchase Plan                    *

          (e)(4)  Amendment No. 4 to 1998 Employee Stock Purchase Plan                    *

          (e)(5)  Amendment No. 5 to 1998 Employee Stock Purchase Plan                    *

          (n)     2003 Directors Compensation Plan                                        *

14        Code of Ethics                                                                  *

21        List of Subsidiaries                                                            U

23.1      Consent of Deloitte & Touche LLP                                                U

24        Powers of Attorney                                                              U

31.1      Certification of the Chief Executive Officer pursuant to Rule
          13a-14(a)                                                                       U

31.2      Certification of the Chief Financial Officer pursuant to Rule
          13a-14(a)                                                                       U

32.1      Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer          U

32.2      Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial
          Officer                                                                         U

Filing
Status                  Description of Exhibit
-------         ---------------------------------------
*               Incorporated by reference - See Item 15

U               Filed herewith