Form 10-Q
period 2006-03-31
KENDLE INTERNATIONAL INC
filed 2006-05-08
CIK 1039151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,401,832 shares of Common Stock, no par value, as of April 26, 2006.

KENDLE INTERNATIONAL INC.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(in thousands, except share data)	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$40,715	$37,437
Restricted cash	119	592
Available-for-sale securities	10,880	10,726
Accounts receivable	70,166	65,112
Other current assets	10,337	10,083

Total current assets	132,217	123,950

Property and equipment, net	15,443	15,084
Goodwill	24,132	24,075
Other finite-lived intangible assets	475	511
Other indefinite-lived intangible assets	15,000	15,000
Other assets	5,698	6,139

Total assets	$192,965	$184,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$321	$391
Current portion of amounts outstanding under credit facilities	2,900	3,000
Trade payables	10,367	9,174
Advance billings	30,425	31,958
Other accrued liabilities	16,273	15,435

Total current liabilities	60,286	59,958
Obligations under capital leases, less current portion	374	431
Long-term debt	—	750
Other noncurrent liabilities	1,174	1,116

Total liabilities	61,834	62,255

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,286,812 and 14,105,653 shares issued and 14,263,760 and 14,085,756 outstanding at March 31, 2006 and December 31, 2005, respectively	75	75
Additional paid in capital	151,364	147,712
Accumulated deficit	(20,023)	(24,922)
Accumulated other comprehensive:
Net unrealized holding losses on available-for-sale securities	(35)	(39)
Unrealized gains on interest rate swap	9	7
Foreign currency translation adjustment	233	64

Total accumulated other comprehensive income	207	32
Less: Cost of common stock held in treasury, 23,052 and 19,897 shares at March 31, 2006 and December 31, 2005, respectively	(492)	(393)

Total shareholders’ equity	131,131	122,504

Total liabilities and shareholders’ equity	$192,965	$184,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2006	2005
Net service revenues	$59,753	$47,687
Reimbursable out-of-pocket revenues	17,442	10,918

Total revenues	77,195	58,605

Costs and expenses:
Direct costs	30,824	25,726
Reimbursable out-of-pocket costs	17,442	10,918
Selling, general and administrative expenses	19,885	16,854
Depreciation and amortization	1,766	2,258

	69,917	55,756

Income from operations	7,278	2,849

Other income (expense):
Interest income	551	182
Interest expense	(63)	(147)
Other	(228)	201
Gain on debt extinguishment	—	300

Income before income taxes	7,538	3,385
Income tax expense	2,639	1,240

Net income	$4,899	$2,145

Income per share data:
Basic:
Net income per share	$0.35	$0.16

Weighted average shares	14,171	13,231

Diluted:
Net income per share	$0.33	$0.16

Weighted average shares	14,657	13,413
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2006	2005
Net income	$4,899	$2,145

Other comprehensive income:

Foreign currency translation adjustment	169	(1,214)

Net unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	4	(26)

Net unrealized holding gains on interest rate swap agreement	2	62

Comprehensive income	$5,074	$967

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2006	2005
Net cash provided by operating activities	$2,966	$3,876

Cash flows from investing activities:
Proceeds from sale and maturity of available-for-sale securities	9,399	1,585
Purchase of available-for-sale securities	(9,489)	(1,653)
Acquisitions of property and equipment	(1,697)	(1,364)
Cash provided by restricted cash	481	207
Additions to internally developed software	(34)	(240)
Other	—	3

Net cash used in investing activities	(1,340)	(1,462)

Cash flows from financing activities:
Net proceeds (repayments) under credit facility	(850)	2,450
Amounts payable — book overdraft	233	(177)
Repayment of convertible note	—	(1,200)
Income tax benefit from stock option exercises	375	—
Proceeds from issuance of Common Stock	1,990	216
Payments on capital lease obligations	(107)	(198)

Net cash provided by financing activities	1,641	1,091

Effects of exchange rates on cash and cash equivalents	11	(71)

Net increase in cash and cash equivalents	3,278	3,434
Cash and cash equivalents:
Beginning of period	37,437	17,665

End of period	$40,715	$21,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

\

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2005 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
Cash and Cash Equivalents, Including Restricted Cash
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying consolidated statements of cash flows for the period from January 01, 2005 to March 31, 2005, the Company reclassified changes in restricted cash balances to be consistent with the Company’s 2006 presentation.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.
The net income used in computing net income per diluted share has been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Net income per Statements of operations	$4,899	$2,145
Net income for diluted earnings per share calculation	$4,899	$2,145

The weighted average shares used in computing net income per diluted share have been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Weighted average common shares Outstanding	14,171	13,273
Stock options	486	351

Weighted average shares	14,657	13,624

Options to purchase approximately 700,000 shares of common stock were outstanding during the three months ended March 31, 2005 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FAS Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s Consolidated Financial Statements is January 1, 2006. The Company has adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method in which compensation expense is recognized based on the requirement of SFAS 123(R) for all share-based payments granted after January 1, 2006 and based of the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006.
2. Goodwill and Other Intangible Assets:
Non-amortizable intangible assets at March 31, 2006 and December 31, 2005 are comprised of:
(in thousands)

		Indefinite-lived
	Goodwill	Intangible
Balance at 12/31/05	$24,075	$15,000
Foreign currency fluctuations	154	—
Tax benefit to reduce goodwill	(97)	—

Balance at 3/31/06	$24,132	$15,000

Amortizable intangible assets at March 31, 2006 and December 31, 2005 are comprised of:
(in thousands)

	Customer	Non-Compete	Internally-Developed
	Relationships	Agreements	Software
Balance at 12/31/05	$309	$202	$3,139
Additional amounts acquired	—	—	34
Dispositions	—	—	(18)
2006 amortization	(8)	(28)	(374)

Balance at 3/31/06	$301	$174	$2,781

Internally-developed software is included in other assets within the condensed consolidated financial statements.
Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:
(in thousands)

Remainder of 2006:	$1,112
2007:	$1,086
2008:	$532
2009:	$264
2010:	$90
Thereafter:	$172

Total	$3,256
3. Debt:
In May 2005, the Company entered into the Second Amended and Restated Credit Agreement (the “Facility”) that replaced the previous credit agreement. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
The Facility is comprised of a $20.0 million revolving credit loan that expires in May of 2008. The existing term loan is carried over from the previous agreement and matures in March of 2007.
The revolving credit loan bears interest at a rate equal to either (a) The LIBOR Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund’s Rate plus 0.5% or the Bank’s Prime Rate. The existing term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.

Under terms of the Facility, revolving loans are convertible into new five year term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility as of March 31, 2006.
The $5.0 million Multicurrency Facility is comprised of a euro overdraft facility up to the equivalent of $3.0 million and a pound sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank’s Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined).
At March 31, 2006 no amounts were outstanding under the Company’s revolving credit loan, $2.9 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8% and on the Multicurrency Facility at a rate of 6.75%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.
Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At March 31, 2006, an unrealized gain of approximately $9,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized gain of the swap compared to the unrealized gain of approximately $7,000 at December 31, 2005.
With the acquisition of Clinical and Pharmacologic Research (CPR) in 2002, the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance was convertible at the holders’ option into 314,243 shares of the Company’s Common Stock at any time through January 29, 2005 (the Maturity Date). If the note had not been converted at the Maturity Date, the Company had the option to extend the Maturity Date of the note for another three years. The note bore interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest was payable semi-annually.
In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a “call” option or by the CPR shareholders through the exercise of a “put” option. Gains resulting from this early extinguishment of debt were recorded in the Company’s Condensed Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company’s Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at March 31, 2006 or December 31, 2005. Total gains resulting from early extinguishment of since inception of the Note Prepayment Agreement were approximately $1.5 million.

4. Stock Based Compensation:
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (the 1997 Plan) that provides for the grant of up to 1,000,000 options to acquire the Company’s Common Stock, consisting of both incentive and non-qualified stock options. In April 2000, shareholders approved an amendment to the 1997 Plan increasing the number of stock options that can be granted to 3,000,000. Participation in the 1997 Plan is at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan can be granted after August 2007. Restricted stock may also be granted pursuant to the 1997 Plan. Restricted shares typically vest ratably over a three year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock may also be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of Common Stock in the first quarter of 2006.
The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which 1,204,475 are available for grant at March 31, 2006.
Effective January 1, 2006, the Company began accounting for stock based incentive programs under Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” SFAS 123(R) superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. The Company adopted the provisions of SFAS 123(R) for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The Company adopted SFAS 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The Company uses the straight-line method of recording compensation expense relative to share-based payment.
The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $298,000 in the first quarter of 2006. The incremental stock-based compensation expense caused income before income taxes to decrease by $298,000, net income to decrease by approximately $257,000 and basic and diluted earnings per share to decrease by $0.02 per share. In addition, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $375,000 in the first quarter of 2006.

In 2005, the Company accounted for Stock based compensation issued to employees in accordance with ABP 25, as was permitted by SFAS 123. Under APB 25, the Company recognized compensation expense based on the intrinsic value of stock based compensation.
Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the first quarter of 2005 would have been approximately $900,000. The Company’s pro-forma net income per share would have been adjusted to the amounts below:

Three Months
Ended March 31,
(in thousands, except per share data)	2005
Pro forma net income:
As reported	$2,145
Less: pro forma adjustment for stock-based compensation, net of tax	(706)

Pro-forma net income	$1,439

Pro-forma net income per basic share:
As reported	$0.16
Effect of pro forma expense	$(0.05)
Pro-forma	$0.11
Pro-forma net income per diluted share:
As reported	$0.16
Effect of pro forma expense	$(0.05)
Pro-forma	$0.11
The following is a summary of stock based compensation expense recorded by the Company:
Compensation Expense (in thousands)

	Three Months Ended March 31
	2006	2005
Stock options	$298	—
Restricted stock	12	22
Unrestricted stock	336	—

Total stock based compensation	$646	$22
Stock Options/Restricted Stock:
No stock options or shares of restricted stock were granted during the first quarter of 2006. The following table summarizes information regarding activity in 2006:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at 12/31/05	1,127,329	$10.58
Granted	—	—
Canceled	(18,900)	9.45
Exercised	(141,612)	14.13

Options outstanding at 03/31/06	966,817	10.08	6.4	$21,891
Exercisable at 3/31/06	523,458	12.43	5.6	$10,621
At March 31, 2006, there are 12,000 restricted shares which are under the restriction period. No restricted shares were forfeited during the first quarter of 2006.
The total intrinsic value of stock options exercised was $2.3 million and $62,000 during the first quarter of 2006 and 2005, respectively.
The per-share weighted-average fair value of options and awards granted during the first quarter of 2006 and 2005 is as follows:

	2006	2005
Stock options	N/A	$6.53
Restricted stock	N/A	N/A
Unrestricted stock	$31.39	N/A
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended March 31
	2006	2005
Divided yield	N/A	0%
Expected volatility	N/A	65.2%
Risk-free interest rate	N/A	3.7%
Expected term	N/A	5.4
The expected volatility is based on the Corporation’s stock price over a historical period which approximates the expected term. The risk free interest rate is based on the implied yield in U.S Treasury issues with a remaining term approximating the expected term. The expected term is calculated as the historic weighted average life of similar awards.
As of March 31, 2006, there was $1.8 million of total unrecognized compensation cost ($1.75 million relating to options and $50,000 relating to restricted stock) related to non-vested share-based payment plans. The cost is expected to be recognized over a weighted average period of 1.3 years for options and 1.0 years for restricted stock.
5. Subsequent Event:

In March 2006, the Company entered into agreements to acquire certain assets of International Clinical Research Limited (IC-Research) and the ownership interests in its related operating companies in each of Argentina, Brazil, Chile and Columbia. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Columbia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high growth regions to deliver global clinical trials for its customers.
The acquisition closed in April of 2006. The aggregate purchase price was approximately $900,000 plus acquisition costs. In addition, there is expected to be an earnout provision, with a maximum additional amount to be paid of $260,000. The Company is in the process of completing the purchase price allocation.
6. Segment Information:
In the first quarter of 2006, the Company reorganized its business into two reportable segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is composed of contract services related to Phase II through IV clinical trials, regulatory affairs and biometrics. Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal. Previously the Company had been managed in one reportable segment. The changes represent only reclassifications between segments and do not change the Company’s consolidated net service revenues, operating income, identifiable assets, capital expenditures, and depreciation expense as reported in previous quarterly and annual filings. All operating segment information from prior periods presented in this document has been restated to reflect the segment reclassifications.

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Three months ended March 31, 2006
Total revenues from external customers	$5,501	$52,701	$18,993	(a)	$77,195
Operating Income	$1,575	$13,836	$(8,133)		$7,278
Total assets	$31,458	$99,501	$62,006	(b)	$192,965

Three months ended March 31, 2005
Total revenues from external customers	$5,227	$41,589	$11,789	(a)	$58,605
Operating Income	$1,372	$8,295	$(6,818)		$2,849
Total assets	$29,505	$85,810	$44,332	(b)	$159,647

(a)	Represents revenues primarily associated with reimbursable out-of-pocket expenses

(b)	Represents corporate assets, primarily cash and marketable securities

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three months ended March 31, 2006 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
Company Overview
Kendle International Inc. (the Company) is a global contract research organization (CRO) that delivers integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services on a contract basis to the biopharmaceutical industry.
In the first quarter of 2006, the Company reorganized its business into two reportable segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is composed of contract services related to Phase II through IV clinical trials, regulatory affairs and biometrics. Previously the Company had been managed in one reportable segment. The changes represent only reclassifications between segments and do not change the Company’s consolidated net service revenues, operating income, identifiable assets, capital expenditures, and depreciation expense as reported in previous quarterly and annual filings. The effects of the segment restatements on previously reported historical results are included in the footnote. All operating segment information from prior periods presented in this document has been restated to reflect the segment reclassifications.
The Company’s contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract’s duration, in most cases on a milestone-achievement basis. Net service revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company recognizes revenue under units-based contracts as units are completed multiplied by the contract per-unit price. Finally, at one of the Company’s subsidiaries, the contracts are of a short-term nature and revenue is recognized under the completed contract method of accounting.
The Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company’s customers. The Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Condensed Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms, so the Company recognizes these costs as part of net service revenues and direct costs.
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
The Company’s results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on the Condensed Consolidated Financial Statements. Fluctuations in the Company’s sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company’s long-term growth. In addition, the Company’s aggregate backlog, consisting of signed contracts and letters of intent as well as awarded projects for which the contract is actively being negotiated, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog.
Results of Operations
Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2006
Net Service Revenues
Net service revenues increased approximately $12.1 million, or 25%, to $59.8 million in the first quarter of 2006 from $47.7 million in the first quarter of 2005. The 25% increase in net service revenues was due entirely to organic revenue growth. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 30% as compared to the corresponding 2005 period. Net service revenues from the early stage segment grew by approximately 5% due to increased demand for Phase I services at both the Company’s Phase I unit in the Netherlands and the Phase I unit in Morgantown, West Virginia. Net service revenues from the late stage segment grew by 27% due to strong growth in the both the Company’s North American and European regions driven by an expanded customer base and larger projects awarded to the Company.
Approximately 42% of the Company’s net service revenues were derived from operations outside of North America in the first quarter of 2006 compared to 45% in the corresponding period in 2005. The top five customers based on net service revenues contributed approximately 31% of net service revenues during the first quarter of 2006 compared to approximately 39% of net service revenues during the first quarter of 2005. Net service revenues from Pfizer Inc. accounted for approximately 11% of total first quarter 2006 net service revenues compared to approximately 20% of total first quarter 2005 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 60% to $17.4 million in the first quarter of 2006 from $10.9 million in the corresponding period of 2005.
Operating Expenses
Direct costs increased approximately $5.1 million, or 20%, to $30.8 million in the first quarter of 2006 from $25.7 million in the first quarter of 2005. The growth in direct costs relates directly to the increase in net service revenues in the first quarter of 2006, including continued increased use of outside contractors. Direct costs expressed as a percentage of net service revenues were 51.6% for the three months ended March 31, 2006 compared to 53.9% for the three months ended March 31, 2006. The decrease in direct costs as a percentage of net service revenues is attributable to increased utilization of billable associates during the first quarter of 2006 as well as a larger revenue base to absorb fixed costs.
Reimbursable out-of-pocket costs increased 60% to $17.4 million in the first quarter of 2006 from $10.9 million in the corresponding period of 2005.
Selling, general and administrative expenses increased $3.0 million, or 18%, from $16.9 million in the first quarter of 2005 to $19.9 million in the same quarter of 2006. The increase is primarily due to increases in employee-related costs due to the Company’s increase in headcount. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. In addition, the Company incurred increased costs of recruiting new associates, primarily project leaders and clinical research associates, in the first quarter of 2006 compared to the first quarter of 2005. Finally, the Company recorded increased stock-based compensation in the first quarter of 2006 due to the adoption of Statement of Financial Accounting Standards FAS 123(R) for stock option expense as well as expense for unrestricted stock that was granted during the first quarter of 2006. Selling, general and administrative expenses expressed as a percentage of net service revenues were 33.3% for the three months ended March 31 2006 compared to 35.3% for the corresponding 2005 period.
Depreciation and amortization expense decreased by $492,000 in the first quarter of 2006 compared to the first quarter of 2005. This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets and internally developed software as compared to prior periods.

Income from operations more than doubled to $7.3 million or 12.2% of net service revenues for the three months ended March 31, 2006 from $2.8 million or 6.0% of net services revenues for the corresponding 2005 period. Income from operations from Kendle’s early stage segment increased $0.2 million, or 15%, to $1.6 million, or 28.6% of early stage net service revenues for the three months ended March 31, 2006 from approximately $1.4 million or 26.2% of net service revenues for the corresponding period of 2005 driven by strong performance at both of the Company’s Phase I units as fixed costs were leveraged over a larger revenue based. Income from operations from the Company’s late stage segment increased $5.5 million, or 67%, to $13.8 million or 26.3% of late stage net service revenues for the three months ended March 31, 2006 from approximately $8.3 million or 19.9% of net service revenues from the corresponding period of 2005. Growth in the late stage segment was driven by strong performance in both Europe and the Americas.
Other Income (Expense)
Other Income (Expense) was income of approximately $260,000 in the first quarter of 2006 compared to income of approximately $536,000 in the first quarter of 2005. Interest expense decreased by approximately $84,000 in the first quarter of 2006 compared to the first quarter of 2005 due to decreased debt outstanding in the 2006 period. Interest income increased by approximately $369,000 in the first quarter of 2006 due to larger cash and investment balances in the quarter as well as a general increase in interest rates in the first quarter of 2006 compared to the first quarter of 2005. Additionally, in the first quarter of 2005 the Company recorded a $300,000 gain on early extinguishment of debt. No such gain occurred in the first quarter of 2006.
Income Taxes
The Company reported tax expense at an effective rate of 35.0% in the quarter ended March 31, 2006, compared to tax expense at an effective rate of 36.7% in the quarter ended March 31, 2005. The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. The primary reasons for the drop in the effective rate in 2005 is due to earnings growth in 2006 compared to 2005 in those locations with full valuation allowances as well as a change in state of Ohio tax laws that reduced the Company’s state tax expense in 2006. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.
Net Income
The net income for the quarter ended March 31, 2006 was approximately $4.9 million or $0.35 per basic and $0.33 per diluted share compared to net income for the quarter ended March 31, 2005 of approximately $2.1 million, or $0.16 per basic and diluted share.
Liquidity and Capital Resources
Cash and cash equivalents increased by $3.3 million for the three months ended March 31, 2006 as a result of cash provided by operating activities of $3.0 million and cash provided by financing activities of $1.6 million offset by cash used in investing activities of $1.3 million and the positive effects of exchange rates on cash and cash equivalents of $11,000. At March 31, 2006, cash and cash equivalents were $40.7 million. In addition, the Company has approximately $119,000 in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items. The change in net operating assets used approximately $4.3 million in cash during the three months ended March 31, 2006, primarily due to an increase in net accounts receivable, offset by an increase in trade payables. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $39.7 million at March 31, 2006, and $33.2 million at December 31, 2005.
Investing activities for the three months ended March 31, 2006 consisted primarily of capital expenditures of approximately $1.7 million, mostly relating to computer equipment and software purchases, including internally developed software.
Financing activities for the three months ended March 31, 2006, consisted primarily of proceeds from stock option exercises of approximately $2.0 million offset by scheduled repayments relating to the Company’s credit facility of $850,000.
The Company had available-for-sale securities totaling $10.9 million at March 31, 2006 compared to $10.7 million at March 31, 2005.
In May 2005, the Company entered into the Second Amended and Restated Credit Agreement (the “Facility”) that replaced the previous credit agreement. The Facility is in addition to an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
The Facility is comprised of a $20.0 million revolving credit loan that expires in May of 2008. The existing term loan is carried over from the previous agreement and matures in March of 2007.
The revolving credit loan bears interest at a rate equal to either (a) The LIBOR Rate plus the Applicable Percentage (as defined) or (b) the higher of the Federal Fund’s Rate plus 0.5% or the Bank’s Prime Rate. The existing term loan bears interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate or an Adjusted Eurodollar Rate.
Under terms of the Facility, revolving loans are convertible into new five year term loans within the Facility if used for acquisitions. The Facility contains various restrictive financial covenants, including the maintenance of certain fixed coverage and leverage ratios. The Company is in compliance with the financial covenants contained in the Facility as of March 31, 2006.
The $5.0 million Multicurrency Facility is comprised of a euro overdraft facility up to the equivalent of $3.0 million and a pound sterling overdraft facility up to the equivalent of $2.0 million. This Multicurrency Facility bears interest at a rate equal to either (a) the rate published by the European Central Bank plus a margin (as defined) or (b) the Bank’s Base Rate (as determined by the bank having regard to prevailing market rates) plus a margin (as defined).

At March 31, 2006 no amounts were outstanding under the Company’s revolving credit loan, $2.9 million was outstanding under the term loan, and no amounts were outstanding under the $5.0 million Multicurrency Facility. Interest is payable on the term loan at a rate of 5.8% and on the Multicurrency Facility at a rate of 6.75%. Principal payments of $750,000 are due on the term loan on the last business day of each quarter through March 2007.
Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The swap is in place through the life of the term loan, ending on March 31, 2007. Changes in fair value of the swap are recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. At March 31, 2006, an unrealized gain of approximately $9,000 has been recorded in Accumulated Other Comprehensive Income to reflect the unrealized gain of the swap compared to the unrealized gain of approximately $7,000 at December 31, 2005.
With the acquisition of Clinical and Pharmacologic Research (CPR) in 2002, the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance was convertible at the holders’ option into 314,243 shares of the Company’s Common Stock at any time through January 29, 2005 (the Maturity Date). If the note had not been converted at the Maturity Date, the Company had the option to extend the Maturity Date of the note for another three years. The note bore interest at an annual rate of 3.80% from January 29, 2002 through the Maturity Date. Interest was payable semi-annually.
In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a “call” option or by the CPR shareholders through the exercise of a “put” option. Gains resulting from this early extinguishment of debt were recorded in the Company’s Condensed Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company’s Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at March 31, 2006 or December 31, 2005. Total gains resulting from early extinguishment of since inception of the Note Prepayment Agreement were approximately $1.5 million.
Market Risk
Interest Rates
The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available-for-sale securities are recorded at fair value in the Condensed Consolidated Financial Statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At March 31, 2006, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $1.1 million.

In July 2002, the Company entered into an interest rate swap agreement with the intent of managing the interest rate risk on its five-year term loan. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a principal amount and an agreed-upon fixed or floating rate, for a defined period of time. See discussion of debt in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Foreign Currency
The Company operates on a global basis and is therefore exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers. From time to time contracts are denominated in a currency different than the particular local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s net service revenues and resultant net income or loss can be affected by fluctuations in exchange rates.
The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, the Company recognizes a receivable at the time of invoicing at the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until the payment from the customer is received will result in the Company receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by the Company as a foreign currency transaction gain or loss, as applicable, and is reported in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
A third type of transaction risk arises from transactions denominated in multiple currencies between any two of the Company’s various subsidiary locations. For each subsidiary, the Company maintains an intercompany receivable and payable, which is denominated in multiple currencies. Changes in exchange rates from the time the intercompany receivable/payable balance arises until the balance is settled or measured for reporting purposes, results in exchange rate gains and losses. This intercompany receivable/payable arises when work is performed by a Kendle location in one country on behalf of a Kendle location in a different country under contract with the customer. Additionally, there are occasions when funds are transferred between subsidiaries for working capital purposes. The foreign currency transaction gain or loss is reported in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of shareholders’ equity, were approximately $233,000 at March 31, 2006 compared to $64,000 at December 31, 2005.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported Condensed Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.
Revenue Recognition
The majority of the Company’s net service revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based upon assumptions regarding the estimated total costs for each contract. Costs are incurred for each project and compared to the estimated budgeted costs for each contract to determine a percentage of completion on the project. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management regularly reviews the budget on each contract to determine if the budgeted amounts are correct, and budgets are adjusted as needed. As the work progresses, original estimates might be changed due to changes in the scope of the work. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company attempts to negotiate contract amendments with the sponsor to cover services provided outside the terms of the original contract. However, there can be no guarantee that the sponsor will agree to proposed amendments, and the Company ultimately bears the risk of cost overruns.
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
As the Company provides services on projects, it also incurs third-party and other pass-through costs, which are typically reimbursable by its customers pursuant to the contract. In certain contracts, however, these costs are fixed by the contract terms. In these contracts, the Company is at risk for costs incurred in excess of the amounts fixed by the contract terms. In these instances, the Company recognizes these costs as direct costs with corresponding net service revenues. Excess costs incurred above the contract terms would negatively affect the Company’s gross margin.
Accounts Receivable/Allowance for Doubtful Accounts
Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. The bad debt provision is monitored on a regular basis and adjusted as circumstances warrant. In the fourth quarter of 2005, the Company recorded a bad debt provision of approximately $1.7 million related to receivables due from one customer. The Company has continued to pursue collection of this receivable, but no amounts were collected in the first quarter of 2006. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company’s Consolidated Results of Operations or financial position.
Long-Lived Assets
The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2005 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. During the first quarter of 2006, no events arose that indicated a need for an interim impairment analysis. In addition, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company’s acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life. During the first quarter of 2006, no event or events have occurred which would indicate a need to adjust the indefinite useful life of this asset.
Internally Developed Software
The Company capitalizes costs incurred to internally develop software used primarily in the Company’s proprietary clinical trial and data management systems, and amortizes these costs over the useful life of the product, not to exceed five years. Internally developed software represents software in the application development stage, and there is no assurance that the software development process will produce a final product for which the fair value exceeds its carrying value. Internally developed software is an intangible asset subject to impairment write-downs whenever events indicate that the carrying value of the software may not be recoverable. As with other long-lived assets, this asset is reviewed at least annually to determine the appropriateness of the carrying value of the asset. Assessing the fair value of the internally developed software requires estimates and judgment on the part of management.
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
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FAS Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s Consolidated Financial Statements is January 1, 2006. The Company has adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method in which compensation expense is recognized based on the requirement of SFAS 123(R) for all share-based payments granted after January 1, 2006 and based of the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006.
Subsequent Event
In March 2006, the Company entered into agreements to acquire certain assets of International Clinical Research Limited (IC-Research) and the ownership interests in its related operating companies in each of Argentina, Brazil, Chile and Columbia. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Columbia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high growth regions to deliver global clinical trials for its customers.
The acquisition closed in April of 2006. The aggregate purchase price was approximately $900,000 plus acquisition costs. In addition, there is expected to be an earnout provision, with a maximum additional amount to be paid of $260,000. The Company is in the process of completing the purchase price allocation.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries are made known to them by others within those entities.
Changes in Internal Controls – During the fiscal quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings – None
Item 1A. Risk Factors
There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K. Please refer to that section for disclosures regarding risks and uncertainties relating to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2006 the Company issued a total of 10,700 shares of Common Stock to certain employees under the terms of the Company’s 1997 Stock Option and Stock Incentive Plan. Under the terms of the stock grant, the Company acquired a portion of the shares issued to the employees in satisfaction of certain of the award recipient’s tax obligations.

Issuer Purchases of Equity Securities

(d) Maximum Number
			(c) Total Number of Shares	of Shares that May Yet
	(a) Total number of	(b) Average Price Paid	Purchased as Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans or Programs	the Plans or Programs

March 2006	3,155	31.385	0	N/A
Item 3. Defaults upon Senior Securities – Not applicable
Item 4. Submission of Matters to a Vote of Security Holders – None
Item 5. Other Information – None
Item 6. Exhibits
Exhibits – Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits thereto.

Exhibit		Filing
Number	Description of Exhibit	Status
10.19	Amendment to Second Amended and Restated Loan Agreement dated April 2006	C
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

Filing
Status	Description of Filing Status
C	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KENDLE INTERNATIONAL INC.

	By:	/s/ Candace Kendle

Date: May 8, 2006		Candace Kendle
Chairman of the Board and Chief
Executive Officer

	By:	/s/ Karl Brenkert III

Date: May 8, 2006		Karl Brenkert III
Senior Vice President — Chief Financial
Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description
10.19	Amendment to Second Amended and Restated Loan Agreement dated April 2006
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002