Form 10-Q
period 2006-06-30
KENDLE INTERNATIONAL INC
filed 2006-08-09
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
 Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,364,755 shares of Common Stock, no par value, as of July 19, 2006.

KENDLE INTERNATIONAL INC.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share data)	2006	2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$46,641	$37,437
Restricted cash	240	592
Available-for-sale securities	3,265	10,726
Accounts receivable	77,598	65,112
Other current assets	11,773	10,083

Total current assets	139,517	123,950

Property and equipment, net	16,869	15,084
Deferred acquisition costs	1,378	—
Goodwill	24,704	24,075
Other finite-lived intangible assets	870	511
Other indefinite-lived intangible assets	15,000	15,000
Other assets	5,455	6,139

Total assets	$203,793	$184,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$246	$391
Current portion of amounts outstanding under credit facilities	—	3,000
Trade payables	10,138	9,174
Advance billings	34,681	31,958
Other accrued liabilities	18,866	15,435

Total current liabilities	63,931	59,958
Obligations under capital leases, less current portion	337	431
Long-term debt	—	750
Other noncurrent liabilities	1,188	1,116

Total liabilities	65,456	62,255

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,381,763 and 14,105,653 shares issued and 14,358,711 and 14,085,756 outstanding at June 30, 2006 and December 31, 2005, respectively	75	75
Additional paid in capital	153,645	147,712
Accumulated deficit	(15,733)	(24,922)
Accumulated other comprehensive:
Net unrealized holding losses on available-for-sale securities	(25)	(39)
Unrealized gains on interest rate swap	—	7
Foreign currency translation adjustment	867	64

Total accumulated other comprehensive income	842	32
Less: Cost of common stock held in treasury, 23,052 and 19,897 shares at June 30, 2006 and December 31, 2005, respectively	(492)	(393)

Total shareholders’ equity	138,337	122,504

Total liabilities and shareholders’ equity	$203,793	$184,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2006	2005	2006	2005

Net service revenues	$62,086	$49,965	$121,839	$97,652
Reimbursable out-of-pocket revenues	19,835	11,153	37,277	22,071

Total revenues	81,921	61,118	159,116	119,723

Costs and expenses:
Direct costs	33,956	27,152	64,780	52,878
Reimbursable out-of-pocket costs	19,835	11,153	37,277	22,071
Selling, general and administrative expenses	19,956	17,042	39,841	33,896
Depreciation and amortization	1,778	2,119	3,544	4,377

	75,525	57,466	145,442	113,222

Income from operations	6,396	3,652	13,674	6,501

Other income (expense):
Interest income	629	258	1,180	440
Interest expense	(51)	(141)	(114)	(288)
Other	(166)	92	(394)	293
Gain on debt extinguishment	—	—	—	300

Income before income taxes	6,808	3,861	14,346	7,246
Income tax expense	2,518	2,419	5,157	3,659

Net income	$4,290	$1,442	$9,189	$3,587

Income per share data:
Basic:
Net income per share	$0.30	$0.11	$0.64	$0.27

Weighted average shares	14,329	13,329	14,254	13,301

Diluted:
Net income per share	$0.29	$0.10	$0.62	$0.26

Weighted average shares	14,817	13,783	14,754	13,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30,		June 30,
	2006	2005	2006	2005

Net income	$4,290	$1,442	$9,189	$3,587

Other comprehensive income:

Foreign currency translation adjustment	634	(1,326)	803	(2,540)

Net unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	10	19	14	(7)

Net unrealized holding gains (losses) on interest rate swap agreement	(9)	15	(7)	77

Comprehensive income	$4,925	$150	$9,999	$1,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
(in thousands)	June 30,
	2006	2005

Net cash provided by operating activities	$7,455	$6,750

Cash flows from investing activities:
Proceeds from sale and maturity of available-for-sale securities	17,043	2,410
Purchase of available-for-sale securities	(9,489)	(1,905)
Acquisitions of property and equipment	(4,239)	(2,274)
Cash provided by restricted cash	365	494
Additions to internally developed software	(37)	(385)
Acquisitions of businesses, less cash acquired	(927)	—
Deferred acquisition costs	(772)	—
Other	4	17

Net cash provided by (used in) investing activities	1,948	(1,643)

Cash flows from financing activities:
Net repayments under credit facility	(3,750)	(1,273)
Amounts payable — book overdraft	50	(399)
Repayment of convertible note	—	(1,200)
Other	—	(30)
Purchase of treasury stock	(99)	—
Income tax benefit from stock option exercises	734	—
Proceeds from issuance of Common Stock	2,798	489
Payments on capital lease obligations	(224)	(416)

Net cash used in financing activities	(491)	(2,829)

Effects of exchange rates on cash and cash equivalents	292	(184)

Net increase in cash and cash equivalents	9,204	2,094
Cash and cash equivalents:
Beginning of period	37,437	17,665

End of period	$46,641	$19,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2005 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
Cash and Cash Equivalents, Including Restricted Cash
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying consolidated statements of cash flows for the period from January 01, 2005 to June 30, 2005, the Company reclassified changes in restricted cash balances to be consistent with the Company’s 2006 presentation.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The net income used in computing net income per diluted share has been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	June 30, 2006	June 30, 2005
Net income per Statements of operations	$4,290	$1,442

Net income for diluted earnings per share calculation	$4,290	$1,442

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005
Net income per Statements of operations	$9,189	$3,587

Net income for diluted earnings per share calculation	$9,189	$3,587
The weighted average shares used in computing net income per diluted share have been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	June 30, 2006	June 30, 2005
Weighted average common shares Outstanding	14,329	13,329
Stock options	488	454

Weighted average shares	14,817	13,783

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005
Weighted average common shares Outstanding	14,254	13,301
Stock options	500	412

Weighted average shares	14,754	13,713

Options to purchase approximately 600,000 shares of common stock were outstanding during the three and six months ended June 30, 2005 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of

FASB Statement No. 109, “Accounting for Income Taxes,” and it clarifies the accounting for uncertainty in tax positions. The Interpretation requires recognizing in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FAS Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s Consolidated Financial Statements is January 1, 2006. The Company has adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method in which compensation expense is recognized based on the requirement of SFAS 123(R) for all share-based payments granted after January 1, 2006 and based of the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006. In the first six months of 2006, the Company recorded approximately $1.2 million related to the expensing of options under SFAS 123.
2. Goodwill and Other Intangible Assets:
Non-amortizable intangible assets at June 30, 2006 and December 31, 2005 are comprised of:

		Indefinite-lived
(in thousands)	Goodwill	Intangible
Balance at 12/31/05	$24,075	$15,000
Additional amounts acquired	304	—
Foreign currency fluctuations	519	—
Tax benefit to reduce goodwill	(194)	—

Balance at 6/30/06	$24,704	$15,000

Amortizable intangible assets at June 30, 2006 and December 31, 2005 are comprised of:

	Customer	Non-Compete	Internally-Developed
(in thousands)	Relationships	Agreements	Software
Balance at 12/31/05	$309	$202	$3,139
Additional amounts acquired	500	—	37
Dispositions	—	—	(50)
2006 amortization	(85)	(56)	(724)

Balance at 6/30/06	$724	$146	$2,402

Internally-developed software is included in other assets within the condensed consolidated financial statements.
Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
Remainder of 2006:	$921
2007:	$1,260
2008:	$576
2009:	$258
2010:	$85
Thereafter:	$172

Total	$3,272
3. Debt:
In May 2005, the Company entered into the Second Amended and Restated Credit Agreement (the “Facility”) that replaced the previous credit agreement. The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
The Facility was comprised of a $20.0 million revolving credit loan that was scheduled to expire in May of 2008. The existing term loan was carried over from the previous agreement and was scheduled to mature in March of 2007. During the second quarter of 2006, the Company paid off the remaining $3.0 million that was due under the term loan and terminated the $20.0 million revolving credit loan.
The Company is in the process of negotiating a new credit agreement to be used in conjunction with the pending purchase of the clinical business of Charles River Laboratories (see Acquisitions section of Management’s Discussion and Analysis).
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
Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The Company terminated the swap in the second quarter of 2006 in conjunction with the paying off of the term loan.

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
In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a “call” option or by the CPR shareholders through the exercise of a “put” option. Gains resulting from this early extinguishment of debt were recorded in the Company’s Condensed Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company’s Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at June 30, 2006 or December 31, 2005. Total gains since inception of the Note Prepayment Agreement resulting from early extinguishment of debt were approximately $1.5 million.
4. Stock Based Compensation:
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the 1997 Plan) that provides for the issuance of up to 1,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. In April 2000, shareholders approved an amendment to the 1997 Plan increasing the number of shares that can be issued to 3,000,000. Participation in the 1997 Plan is at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan can be granted after August 2007. The Company granted 32,000 stock options in the second quarter of 2006, 30,000 of which were granted to non-employee directors and vested immediately. Restricted stock may also be granted pursuant to the 1997 Plan. Restricted shares typically vest ratably over a three year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock may also be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of Common Stock in the first quarter of 2006. No additional shares of unrestricted stock were granted in the second quarter of 2006.

The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which 1,196,835 are available for grant at June 30, 2006.
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
The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $946,000 and $1.2 million in the second quarter and first six months of 2006, respectively. The incremental stock-based compensation expense caused net income to decrease by approximately $644,000 and $901,000 and basic and diluted earnings per share to decrease by $0.04 and $0.06 per share in the three and six months ended June 30, respectively.
In addition, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $734,000 during the first six months of 2006.
In 2005, the Company accounted for Stock based compensation issued to employees in accordance with ABP 25, as was permitted by SFAS 123. Under APB 25, the Company recognized compensation expense based on the intrinsic value of stock based compensation.
Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the second quarter and first six months of 2005 would have been approximately $3.1 million and $4.0 million, respectively. Approximately $2.2 million of the $3.1 million in compensation expense that would have been recognized in the second quarter of 2005 resulted from an amendment made to the vesting schedule that accelerated the vesting of approximately 140,000 options. The Company’s pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005
Pro forma net income (loss):
As reported	$1,442	$3,587
Less: pro forma adjustment for stock-based compensation, net of tax	(2,369)	(3,076)

Pro-forma net income (loss)	$(927)	$511

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005
Pro-forma net income (loss) per basic share:
As reported	$0.11	$0.27
Effect of pro forma expense	$(0.18)	$(0.23)
Pro-forma	$(0.07)	$0.04
Pro-forma net income (loss) per diluted share:
As reported	$0.10	$0.26
Effect of pro forma expense	$(0.17)	$(0.22)
Pro-forma	$(0.07)	$(0.04)
The following is a summary of stock based compensation expense recorded by the Company:
Compensation Expense (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Stock options	$946	—	$1,244	—
Restricted stock	12	22	24	44
Unrestricted stock	—	—	336	—

Total stock based compensation	$958	$22	$1,604	$44
Stock Options/Restricted Stock:
The following table summarizes information regarding stock option activity in 2006:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at 12/31/05	1,127,329	$10.58
Granted	42,700	25.33
Canceled	(32,920)	9.48
Exercised	(234,687)	12.00

Options outstanding at 06/30/06	902,422	10.95	6.5	$24,177
Exercisable at 06/30/06	515,283	13.57	6.0	$12,445
At June 30, 2006, there are 6,000 restricted shares which are under the restriction period. During the second quarter of 2006, 6,000 restricted shares vested at a fair value of approximately $50,000. No restricted shares were forfeited during the first six months of 2006.
The total intrinsic value of stock options exercised was $2.4 million and $900,000 during the second quarter of 2006 and 2005, respectively, and $4.7 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively.

The per-share weighted-average fair value of options and awards granted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
Stock options	$24.60	$9.42	$24.60	$8.89
Restricted stock	N/A	N/A	N/A	N/A
Unrestricted stock	N/A	N/A	$31.39	N/A
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended June		Six Months Ended June 30
	2006	2005	2006	2005
Divided yield	0%	0%	0%	0%
Expected volatility	112.2%	119.9%	112.2%	109.8%
Risk-free interest rate	5.0%	3.7%	5.0%	3.8%
Expected term	3.5	4.6	3.5	4.7
The expected volatility is based on the Corporation’s stock price over a historical period which approximates the expected term. The risk free interest rate is based on the implied yield in U.S Treasury issues with a remaining term approximating the expected term. The expected term is calculated as the historic weighted average life of similar awards.
As of June 30, 2006, there was $1.6 million of total unrecognized compensation cost ($1.56 million relating to options and $40,000 relating to restricted stock) related to non-vested share-based payment plans. The cost is expected to be recognized over a weighted average period of 1.8 years for options and 9 months for restricted stock.
5. Acquisition:
In April 2006, the Company completed its acquisition of Latin America CRO International Clinical Research Limited (IC-Research) and related companies. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Columbia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high growth regions to deliver global clinical trials for its customers.
The acquisition closed in April of 2006. The aggregate purchase price was approximately $933,000 in cash, including acquisition costs. In addition, there is an earnout provision, with a maximum additional amount to be paid of $260,000 as well as an additional contingent payment of $100,000.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. A third-party was used to assist the Company in valuing the intangible asset. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts.

Purchase Price Allocation:

Current Assets	$170
Property, plant and equipment	9
Intangible assets	500
Goodwill	304

Total assets acquired	983
Current liabilities	(50)

Net assets acquired	$933
The following unaudited pro forma results of operations assume the acquisition occurred at the beginning of 2005:

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005
Net service revenues	$122,805	$98,171
Net income	$9,391	$3,630
Net income per diluted share	$0.64	$0.26
Weighted average shares	14,754	13,713
The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2005, nor are they necessarily indicative of future operating results.
6. Pending Acquisition:
In May 2006, the Company signed a definitive agreement to acquire the Phase II-IV Clinical Services business of Charles Rivers Laboratories International, Inc. The pending acquisition strengthens the Company’s position in the clinical development industry by adding therapeutic expertise, a diverse customer base and expands its capacity to deliver global clinical trials. The aggregate purchase price is expected to be approximately $215 million plus acquisition costs. During the second quarter of 2006, the Company incurred approximately $1.4 million in acquisition costs, including approximately $0.6 million in payables at June 30, 2006, related to the purchase that appear as long term assets on the Condensed Consolidated Balance Sheets. The acquisition is expected to close in the third quarter of 2006.
7. Segment Information:
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

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Three months ended June 30, 2006
Total revenues from external customers	$5,348	$55,777	$20,796	(a)	$81,921
Operating Income	$1,182	$14,994	$(9,780)		$6,396
Total assets	$33,930	$107,045	$62,818	(b)	$203,793
Three months ended June 30, 2005
Total revenues from external customers	$5,424	$42,326	$13,368	(a)	$61,118
Operating Income	$1,416	$9,935	$(7,699)		$3,652
Total assets	$30,611	$83,398	$42,038	(b)	$156,047

(a)	Represents revenues primarily associated with reimbursable out-of-pocket expenses

(b)	Represents corporate assets, primarily cash and marketable securities

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Six months ended June 30, 2006
Total revenues from external customers	$10,849	$108,478	$39,789	(a)	$159,116
Operating Income	$2,757	$28,829	$(17,912)		$13,674
Total assets	$33,930	$107,045	$62,818	(b)	$203,793
Six months ended June 30, 2005
Total revenues from external customers	$10,651	$83,915	$25,157	(a)	$119,723
Operating Income	$2,788	$18,231	$(14,518)		$6,501
Total assets	$30,611	$83,398	$42,038	(b)	$156,047

(a)	Represents revenues primarily associated with reimbursable out-of-pocket expenses

(b)	Represents corporate assets, primarily cash and marketable securities

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and six months ended June 30, 2006 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
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
The Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company’s customers. The Company includes amounts paid to investigators and other out-

of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Condensed Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms, so the Company recognizes these costs as part of net service revenues and direct costs.
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
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2006
Net Service Revenues
Net service revenues increased approximately $12.1 million, or 24%, to $62.1 million in the second quarter of 2006 from $50.0 million in the second quarter of 2005. The 24% increase in net service revenues resulted primarily from organic revenue growth. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 25% as compared to the corresponding 2005 period. Net service revenues from the early stage segment declined by approximately 1% due to study delays at the Company’s Phase I unit in Morgantown, West Virginia. Net service revenues from the late stage segment grew by 32% due to strong growth in the both the Company’s North American and European regions driven by an expanded customer base and larger projects awarded to the Company.
Approximately 45% of the Company’s net service revenues were derived from operations outside of North America in the second quarter of 2006 compared to 47% in the corresponding period in 2005. The top five customers based on net service revenues contributed approximately 29% of net service revenues during the second quarter of 2006 compared to approximately 34% of net service revenues during the second quarter of 2005. Net service revenues from Pfizer Inc. accounted for approximately 11% of total second quarter 2006 net service revenues compared to approximately 16% of total second quarter 2005 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 78% to $19.8 million in the second quarter of 2006 from $11.2 million in the corresponding period of 2005.
Operating Expenses
Direct costs increased approximately $6.8 million, or 25%, to $34.0 million in the second quarter of 2006 from $27.2 million in the second quarter of 2005. The growth in direct costs relates directly to the increase in net service revenues in the second quarter of 2006, including continued increased use of outside contractors. Outside contractors increased by approximately $1.4 million in the second quarter of 2006 compared to the corresponding period of 2005. Direct costs expressed as a percentage of net service revenues were 54.7% for the three months ended June 30, 2006 compared to 54.3% for the three months ended June 30, 2006.
Reimbursable out-of-pocket costs increased 78% to $19.8 million in the second quarter of 2006 from $11.2 million in the corresponding period of 2005.
Selling, general and administrative expenses increased $3.0 million, or 17%, from $17.0 million in the second quarter of 2005 to $20.0 million in the same quarter of 2006. The increase is primarily due to increases in employee-related costs due to the Company’s increase in headcount. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. In addition, the Company incurred increased costs of recruiting new employees, primarily project leaders and clinical research associates, in the second quarter of 2006 compared to the second quarter of 2005. Finally, the Company recorded increased stock-based compensation of approximately $946,000 in the second quarter of 2006 due to the adoption of Statement of Financial Accounting Standards FAS 123(R) for stock option expense. In the second quarter of both 2005 and 2006, the Company granted fully-vested stock options to non-employee directors under the Company’s 1997 Stock Option and Stock Incentive Plan. The 2006 grant resulted in an expense of approximately $734,000. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.1% for the three months ended June 30, 2006 compared to 34.1% for the corresponding 2005 period.
Depreciation and amortization expense decreased by $341,000 in the second quarter of 2006 compared to the second quarter of 2005. This decrease was due to a reduction in depreciation expense as fixed assets approach the end of their depreciable lives as well as a slowdown in additions to fixed assets and internally developed software as compared to prior periods.

Income from operations increased to $6.4 million or 10.3% of net service revenues for the three months ended June 30, 2006 from $3.7 million or 7.3% of net services revenues for the corresponding 2005 period. Income from operations from Kendle’s early stage segment decreased $0.2 million, or 17%, to $1.2 million, or 22.1% of early stage net service revenues for the three months ended June 30, 2006, from approximately $1.4 million, or 26.1% of early stage net service revenues for the corresponding period of 2005. The decrease in operating margin was driven by study delays at the Company’s Phase I unit in Morgantown, West Virginia, resulting in a lower revenue base to absorb fixed costs. Income from operations from the Company’s late stage segment increased $5.1 million, or 51%, to $15.0 million or 26.9% of late stage net service revenues for the three months ended June 30, 2006 from approximately $9.9 million or 23.5% of net service revenues from the corresponding period of 2005. Growth in the late stage segment was driven by strong performance in both Europe and the Americas. In the second quarter of 2006, the Company recorded a charge to provide additional study services to resolve non-medical customer concerns over one study. The charge reduced revenue by approximately $800,000 and increased direct costs by approximately $700,000.
Other Income (Expense)
Other Income (Expense) was income of approximately $412,000 in the second quarter of 2006 compared to income of approximately $209,000 in the second quarter of 2005. Interest expense decreased by approximately $90,000 in the second quarter of 2006 compared to the second quarter of 2005 due to decreased debt outstanding in the 2006 period. The Company paid off its remaining bank debt in June of 2006. Interest income increased by approximately $371,000 in the second quarter 2006 due to larger cash and investment balances in the quarter as well as a general increase in interest rates in the second quarter of 2006 compared to the second quarter of 2005. Additionally, expense of $166,000, primarily related to foreign currency exchange rate gains and losses, was recorded in the second quarter of 2006 compared to income of $92,000 in the second quarter of 2005. Foreign exchange rate gains and losses were a loss of approximately $118,000 in the second quarter of 2006 compared to a gain of $207,000 in the second quarter of 2005.
Income Taxes
The Company reported tax expense at an effective rate of 37.0% in the quarter ended June 30, 2006, compared to tax expense at an effective rate of 62.7% in the quarter ended June 30, 2005. The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge results from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax (CAT) on gross receipts. Absent the one-time charge, the effective tax rate for the second quarter of 2005 would have been 32.1%. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income
The net income for the quarter ended June 30, 2006 was approximately $4.3 million or $0.30 per basic and $0.29 per diluted share compared to net income for the quarter ended June 30, 2005 of approximately $1.4 million, or $0.11 per basic and $0.10 per diluted share.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Service Revenues
Net service revenues increased 25% to $121.9 million in the first six months of 2006 from $97.7 million in the first six months of 2005. The 25% increase in net service revenues was due almost entirely to organic growth. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 28% as compared to the corresponding 2005 period. Net service revenues from the early stage segment grew by approximately 2% due to increased demand for Phase I services the Company’s Phase I unit in the Netherlands. Net services revenues at the Phase I unit in Morgantown, West Virginia decreased by approximately 17% in the first half of 2006 due to study delays in the second quarter. Net service revenues from the late stage segment grew by 29% due to strong growth in the both the Company’s North American and European regions driven by an expanded customer base and larger projects awarded to the Company.
Approximately 43% of the Company’s net service revenues were derived from operations outside of North America in the first six months of 2006 compared to 44% in the corresponding period of 2005. The top five customers based on net service revenues contributed approximately 30% of net service revenues during the first six months of 2006 compared to approximately 36% of net service revenues during the first six months of 2005. Net service revenues from Pfizer Inc. accounted for approximately 11% of total net service revenues in the first half of 2006 compared to approximately 18% of total net service revenues in the first half of 2005. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in the first six months of either 2006 or 2005.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 69.0% to $37.3 million in the six months ended June 30, 2006 from $22.1 million in the corresponding period of 2005.
Operating Expenses
Direct costs increased by 23% from $52.9 million in the first six months of 2005 to $64.8 million in the first six months of 2006. The growth in direct costs relates directly to the increase in net service revenues in the first half of 2005, including the increased use of billable outside contractors. Direct costs expressed as a percentage of net service revenues were 53.2% for the six months ended June 30, 2006 compared to 54.1% for the six months ended June 30, 2005. The decrease in direct costs as a percentage of net service revenues is attributable to increased utilization of billable associates during the first half of 2006 as well as a larger revenue base to absorb fixed costs.

Reimbursable out-of-pocket costs increased 69.0% to $37.3 million in the six months ended June 30, 2006 from $22.1 million in the corresponding period of 2005.
Selling, general and administrative expenses increased from $33.9 million in the first half of 2005 to $39.8 million in the first half of 2006. The increase is primarily due to increases in employee-related costs due to the Company’s increase in headcount. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. In addition, the Company incurred increased costs of recruiting new employees, primarily project leaders and clinical research associates, in the first half of 2006 compared to the first half of 2005. Finally, the Company recorded stock-based compensation in 2006 due to the adoption of Statement of Financial Accounting Standards FAS 123(R) of approximately $1.2 million for stock option expense. In the second quarter of 2006, the Company granted fully-vested stock options to non-employee directors resulting in an expense of approximately $734,000. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.7% for the six months ended June 30, 2006 compared to 34.8% for the corresponding 2005 period.
Depreciation and amortization expense decreased by 19% in the six months ending June 30, 2006 compared to the corresponding period of 2005.
Income from operations increased to $13.7 million or 11.2% of net service revenues for the six months ended June 30, 2006 from $6.5 million or 6.6% of net services revenues for the corresponding 2005 period. Income from operations from Kendle’s early stage segment was approximately $2.8 million in both the six months ended June 30, 2006 and 2005. Income from operations was 25.4% of early stage net service revenues for the six months ended June 30, 2006, compared to 26.2% of early stage net service revenues for the corresponding period of 2005. The decrease in operating margin as a percentage of revenue was driven by study delays at the Company’s Phase I unit in Morgantown, West Virginia, resulting in a lower revenue base to absorb fixed costs. Income from operations from the Company’s late stage segment increased $10.6 million, or 58%, to $28.8 million or 26.6% of late stage net service revenues for the six months ended June 30, 2006 from approximately $18.2 million or 21.7% of net service revenues from the corresponding period of 2005. Growth in the late stage segment was driven by strong performance in both Europe and the Americas. In the second quarter of 2006, the Company recorded a charge to provide additional study services to resolve non-medical customer concerns over one study. The charge reduced revenue by approximately $800,000 and increased direct costs by approximately $700,000.
Other Income (Expense)
Other Income (Expense) was income of $672,000 for the first six months of 2006 compared to income of approximately $745,000 in the first six months of 2005. Interest expense decreased by approximately $174,000 in the first six months of 2006 compared to the first half of 2005 due to decreased debt outstanding in the first half of 2006. Interest income increased by approximately $740,000 in the first half of 2006 due to larger cash and investment balances as well as a general increase in interest rates in 2006 compared to 2005. In the first half of 2005, the Company made partial early repayments on its convertible note and recorded a gain of $300,000 on partial early repayment of debt in the first half of 2005. No such repayment occurred in 2006 as the convertible note was fully paid as of March 31, 2005. In the first half of 2005, the Company realized foreign currency exchange rate gains of approximately $472,000 compared to foreign currency exchange rate losses of approximately $307,000 in the first half of 2006.
Income Taxes
The Company reported tax expense at an effective rate of 35.9% in the six months ended June 30, 2006 compared to tax expense at an effective rate of 50.5% in the six months ended June 30, 2005. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge resulted from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax (CAT) on gross receipts. Absent the one-time charge, the effective tax rate for the first half of 2005 would have been 34.2%. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings.
Net Income
Net income for the six months ended June 30, 2006 was approximately $9.2 million, or $0.62 per diluted share and $0.64 per basic share compared to net income of approximately $3.6 million or $0.27 per basic and $0.26 per diluted share for the six months ended June 30, 2005.
Liquidity and Capital Resources
Cash and cash equivalents increased by $9.2 million for the six months ended June 30, 2006 as a result of cash provided by operating activities of $7.5 million and cash provided by investing activities of $1.9 million offset by cash used in financing activities of approximately $491,000 and the positive effects of exchange rates on cash and cash equivalents of $292,000. At June 30, 2006, cash and cash equivalents were $46.6 million. In addition, the Company has approximately $240,000 in restricted cash that represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items. The change in net operating assets used approximately $6.2 million in cash during the six months ended June 30, 2006, primarily due to an increase in net accounts receivable, offset by an increase in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $42.9 million at June 30, 2006, and $33.2 million at December 31, 2005.
Investing activities for the six months ended June 30, 2006 consisted primarily of net proceeds from the sales and maturities of available-for-sale securities of $7.6 million offset by capital expenditures of approximately $4.3 million, mostly relating to computer equipment and software purchases, including internally developed software.
Financing activities for the six months ended June 30, 2006, consisted primarily of proceeds from stock option exercises of approximately $2.8 million offset by payment on the Company’s debt of $3.8 million. During the second quarter of 2006, the Company paid off the remaining amounts due under its term loan.
The Company had available-for-sale securities totaling $3.3 million at June 30, 2006 compared to $10.7 million at December 31, 2005.
In May 2005, the Company entered into the Second Amended and Restated Credit Agreement (the “Facility”) that replaced the previous credit agreement. The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
The Facility was comprised of a $20.0 million revolving credit loan that was due to expire in May of 2008. The existing term loan was carried over from the previous agreement and was scheduled to mature in March of 2007. During the second quarter of 2006, the Company paid off the remaining $3.0 million that was due under the term loan and terminated the $20.0 million revolving credit loan.
The Company is in the process of negotiating a new credit agreement to be used in conjunction with the pending purchase of the clinical business of Charles River Laboratories (see Acquisitions section of Management’s Discussion and Analysis).
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
Effective July 1, 2002, the Company entered into an interest rate swap agreement to fix the interest rate on the $15.0 million term loan. The swap is designated as a cash flow hedge under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under the swap agreement, the interest rate on the term loan is fixed at 4.32% plus the applicable margin (currently 1.50%). The Company terminated the swap in the second quarter of 2006 in conjunction with the paying off of the term loan.
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
In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a “call” option or by the CPR shareholders through the exercise of a “put” option. Gains resulting from this early extinguishment of debt were recorded in the Company’s Condensed Consolidated Statements of Operations when payments were made by the

Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company’s Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at June 30, 2006 or December 31, 2005. Total gains since inception of the Note Prepayment Agreement resulting from early extinguishment of debt were approximately $1.5 million.
Market Risk
Interest Rates
The Company is exposed to changes in interest rates on its available-for-sale securities and amounts outstanding under the Facility and Multicurrency Facility. Available-for-sale securities are recorded at fair value in the Condensed Consolidated Financial Statements. These securities are exposed to market price risk, which also takes into account interest rate risk. At June 30, 2006, the potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price would be approximately $326,000.
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
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of shareholders’ equity, were approximately $867,000 at June 30, 2006 compared to $64,000 at December 31, 2005.
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
Accounts Receivable/Allowance for Doubtful Accounts
Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. The bad debt provision is monitored on a regular basis and adjusted as circumstances warrant. In the fourth quarter of 2005, the Company recorded a bad debt provision of approximately $1.7 million related to receivables due from one customer. The Company has continued to pursue collection of this receivable, but no amounts were collected in the first half of 2006. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company’s Consolidated Results of Operations or financial position.
Long-Lived Assets
The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2005 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. During the first half of 2006, no events arose that indicated a need for an interim impairment analysis. In addition, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company’s acquisition of CPR. The intangible asset is evaluated each reporting period to determine whether events or circumstances continue to support an indefinite useful life. During the first half of 2006, no event or events have occurred which would indicate a need to adjust the indefinite useful life of this asset.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it clarifies the accounting for uncertainty in tax positions. The Interpretation requires recognizing in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FAS Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s Consolidated Financial Statements is January 1, 2006. The Company has adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method in which compensation expense is recognized based on the requirement of SFAS 123(R) for all share-based payments granted after January 1, 2006 and based of the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006. In the first six months of 2006, the Company recorded approximately $1.2 million related to the expensing of options under SFAS 123.

Acquisitions
In April 2006, the Company completed its acquisition of Latin America CRO International Clinical Research Limited (IC-Research) and related companies. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Columbia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high growth regions to deliver global clinical trials for its customers.
The acquisition closed in April of 2006. The aggregate purchase price was approximately $933,000 in cash, including acquisition costs. In addition, there is an earnout provision, with a maximum additional amount to be paid of $260,000 as well as an additional contingent payment of $100,000.
In May 2006, the Company signed a definitive agreement to acquire the Phase II-IV Clinical Services business of Charles Rivers Laboratories International, Inc. The pending acquisition strengthens the Company’s position in the clinical development industry by adding therapeutic expertise, a diverse customer base and expands its capacity to deliver global clinical trials. The aggregate purchase price is expected to be $215 million plus acquisition costs. The acquisition is expected to close in the third quarter of 2006.
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
Factors that could cause actual performance to differ materially from these forward-looking statements include those risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K, which risk factors may be updated from time to time by the Company’s Quarterly Reports on Form 10-Q.

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
Changes in Internal Controls — During the fiscal quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings — None

Item 1A.	Risk Factors
There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K. Please refer to that section for disclosures regarding risks and uncertainties relating to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds —
On March 13, 2006 the Company issued a total of 10,700 shares of Common Stock to certain employees under the terms of the Company’s 1997 Stock Option and Stock Incentive Plan. Under the terms of the stock grant, the Company acquired a portion of the shares issued to the employees in satisfaction of certain of the award recipient’s tax obligations.
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

March 2006	3,155	31.385	0	N/A

Item 3.	Defaults upon Senior Securities — Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders —
     The Annual Meeting of Shareholders of the Company was held May 11 , 2006. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Christopher C. Bergen, Robert R. Buck, G. Steven Geis, Donald C. Harrison, Timothy E. Johnson, Frederick A. Russ and Robert C. Simpson. Shares were voted as follows: Candace Kendle (FOR: 13,004,021 WITHHELD: 260,166), Christopher C. Bergen (FOR: 13,241,131 WITHHELD: 23,056), Robert R. Buck (FOR: 13,240,993 WITHHELD: 23,194), G. Steven Geis (FOR: 13,242,393 WITHHELD: 21,794), Donald C. Harrison (FOR: 13,241,578 WITHHELD: 22,609), Timothy E. Johnson (FOR: 13,241,393 WITHHELD: 22,794), Frederick A. Russ (FOR: 13,241,393 WITHHELD: 22,794) and Robert C. Simpson (FOR: 13,241,478 WITHHELD: 22,709).
     In addition, the Shareholders voted on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the calendar year 2006. The Shareholders ratified this appointment. Voting results on this ratification were as follows: 13,254,910 shares were voted FOR ratification, 3,685 shares voted AGAINST, and 5,591 shares voted to ABSTAIN.

Item 5.	Other Information — None

Item 6.	Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status

2.1	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006	A
10.1	Commitment letter dated May 9, 2006 by and among the Company, UBS Loan Finance LLC and UBS Securities LLC	B
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

Filing
Status	Description of Filing Status

A	Incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on May 12, 2006
B	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 12, 2006
C	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: August 9, 2006		Candace Kendle
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III
Date: August 9, 2006		Karl Brenkert III
Senior Vice President — Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description
2.1	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006*
10.1	Commitment letter dated May 9, 2006 by and among the Company, UBS Loan Finance LLC and UBS Securities LLC*
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as set forth in Item 6 of Part II