Form 10-Q
period 2006-09-30
KENDLE INTERNATIONAL INC
filed 2006-11-09
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,397,940 shares of Common Stock, no par value, as of October 25, 2006.

KENDLE INTERNATIONAL INC.
Index

		Page
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets —September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations — Three Months Ended September 30, 2006 and 2005; Nine Months Ended September 30, 2006 and 2005	4

	Condensed Consolidated Statements of Comprehensive Income — Three Months Ended September 30, 2006 and 2005; Nine Months Ended September 30, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	32

Part II. Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		35

Exhibit Index		36
EX-31.1
EX-31.2
EX-32.1
EX-32.2

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share data)	2006	2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,257	$37,437
Restricted cash	2,633	592
Available-for-sale securities	—	10,726
Accounts receivable	114,804	65,112
Other current assets	37,525	10,083

Total current assets	180,219	123,950

Property and equipment, net	24,272	15,084
Goodwill	227,889	24,075
Other finite-lived intangible assets	17,126	511
Other indefinite-lived intangible assets	15,000	15,000
Other assets	9,054	6,139

Total assets	$473,560	$184,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$183	$391
Current portion of amounts outstanding under credit facilities	2,000	3,000
Trade payables	15,451	9,174
Advance billings	55,422	31,958
Other accrued liabilities	30,844	15,435

Total current liabilities	103,900	59,958
Obligations under capital leases, less current portion	298	431
Long-term debt	198,000	750
Other noncurrent liabilities	28,227	1,116

Total liabilities	330,425	62,255

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,412,552 and 14,105,653 shares issued and 14,389,500 and 14,085,756 outstanding at September 30, 2006 and December 31, 2005, respectively	75	75
Additional paid in capital	154,402	147,712
Accumulated deficit	(11,736)	(24,922)
Accumulated other comprehensive:
Net unrealized holding losses on available-for-sale securities	—	(39)
Unrealized gains on interest rate swap	—	7
Foreign currency translation adjustment	886	64

Total accumulated other comprehensive income	886	32
Less: Cost of common stock held in treasury, 23,052 and 19,897 shares at September 30, 2006 and December 31, 2005, respectively	(492)	(393)

Total shareholders’ equity	143,135	122,504

Total liabilities and shareholders’ equity	$473,560	$184,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
	2006	2005	2006	2005

Net service revenues	$75,236	$51,581	$197,075	$149,233
Reimbursable out-of-pocket revenues	21,497	12,865	58,774	34,936

Total revenues	96,733	64,446	255,849	184,169

Costs and expenses:
Direct costs	40,941	27,451	105,721	80,329
Reimbursable out-of-pocket costs	21,497	12,865	58,774	34,936
Selling, general and administrative expenses	23,402	16,738	63,244	50,634
Depreciation and amortization	2,800	1,851	6,344	6,228

	88,640	58,905	234,083	172,127

Income from operations	8,093	5,541	21,766	12,042

Other income (expense):
Interest income	438	234	1,617	674
Interest expense	(2,283)	(92)	(2,397)	(380)
Other	(259)	(370)	(652)	(77)
Gain on debt extinguishment	—	—	—	300

Income before income taxes	5,989	5,313	20,334	12,559

Income tax expense	1,992	1,919	7,149	5,578

Net income	$3,997	$3,394	$13,185	$6,981

Income per share data:
Basic:
Net income per share	$0.28	$0.25	$0.92	$0.52

Weighted average shares	14,371	13,633	14,294	13,413

Diluted:
Net income per share	$0.27	$0.24	$0.89	$0.50

Weighted average shares	14,789	14,258	14,756	13,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net income	$3,997	$3,394	$13,185	$6,981

Other comprehensive income:

Foreign currency translation adjustment	19	126	822	(2,414)

Net unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	25	2	39	(5)

Net unrealized holding gains (losses) on interest rate swap agreement	—	16	(7)	93

Comprehensive income	$4,041	$3,538	$14,039	$4,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
(in thousands)	2006	2005

Net cash provided by operating activities	$17,089	$11,185

Cash flows from investing activities:
Proceeds from sale and maturity of available-for-sale securities	17,868	3,485
Purchase of available-for-sale securities	(7,027)	(3,915)
Acquisitions of property and equipment	(6,077)	(3,579)
Additions to internally developed software	(50)	(158)
Acquisitions of businesses, less cash acquired	(228,772)	—
Other	13	18

Net cash used in investing activities	(224,045)	(4,149)

Cash flows from financing activities:
Proceeds under credit facilities	200,000	63
Repayments under credit facilities	(3,750)	(2,250)
Net proceeds (payments) from book overdraft	49	(389)
Repayment of convertible note	—	(1,200)
Debt issue costs	(5,565)	—
Other	—	(31)
Purchase of treasury stock	(99)	—
Income tax benefit from stock option exercises	847	—
Proceeds from issuance of Common Stock	3,157	5,419
Payments on capital lease obligations	(328)	(597)

Net cash provided by financing activities	194,311	1,015

Effects of exchange rates on cash and cash equivalents	465	(206)

Net increase (decrease) in cash and cash equivalents	(12,180)	7,845
Cash and cash equivalents:
Beginning of period	37,437	17,665

End of period	$25,257	$25,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2005 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
Cash and Cash Equivalents, Including Restricted Cash
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 the Company presented changes in restricted cash as an investing activity. In the accompanying consolidated statements of cash flows for the period from January 01, 2005 to September 30, 2005, the Company reclassified changes in restricted cash balances to an operating activity to be consistent with the Company’s 2006 presentation.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.
The net income used in computing net income per diluted share has been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	September 30, 2006	September 30, 2005
Net income per Statements of operations	$3,997	$3,394

Net income for diluted earnings per share calculation	$3,997	$3,394

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005
Net income per Statements of operations	$13,185	$6,981

Net income for diluted earnings per share calculation	$13,185	$6,981
The weighted average shares used in computing net income per diluted share have been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	September 30, 2006	September 30, 2005
Weighted average common shares Outstanding	14,371	13,633
Stock options	418	625

Weighted average shares	14,789	14,258

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005
Weighted average common shares Outstanding	14,294	13,413
Stock options	462	513

Weighted average shares	14,756	13,926

Options to purchase approximately 30,000 shares of common stock were outstanding during the three and nine months ended September 30, 2006 but were not included in the computation of earnings per diluted share because the effect would be antidilutive.
Options to purchase approximately 50,000 and 300,000 shares of common stock were outstanding during the three and nine months ended September 30, 2005 respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.
New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157”) “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of adopting SFAS 157 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year end. SFAS 158 is effective as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses consideration and treatment of material financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.
In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it clarifies the accounting for uncertainty in tax positions. The Interpretation requires recognizing in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s Consolidated Financial Statements was January 1, 2006. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method in which compensation expense is recognized based on the requirement of SFAS 123(R) for all share-based payments granted after January 1, 2006 and based of the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006. In the first nine months of 2006, the Company recorded approximately $1.4 million related to the expensing of options under SFAS 123.
2. Acquisitions:
Acquisition of International Clinical Research Limited and related companies:
In April 2006, the Company completed its acquisition of Latin America CRO International Clinical Research Limited (IC-Research) and its related companies. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Columbia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high growth regions to deliver global clinical trials for its customers.
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

Purchase Price Allocation:

Current assets	$170
Property, plant and equipment	9
Intangible assets	500
Goodwill	322
Total assets acquired	1,001
Current liabilities	(50)
Net assets acquired	$951
Acquisition of Phase II-IV Clinical Services Business of Charles River Laboratories International, Inc.:
In August 2006, the Company completed its previously announced acquisition of 100% of the capital stock of Inveresk Research Inc., a Delaware corporation (“Inveresk”), Charles River Laboratories Clinical Services GmbH, a German limited liability company (“CRL Germany”), and Charles River Laboratories Clinical Services SRO (“CRL Czech Republic”), (Inveresk, CRL Germany and CRL Czech Republic, together with their respective subsidiaries, “CRL Clinical

Services”). The acquisition supports the Company’s goal of strategic business expansion and diversification in high growth regions to deliver global clinical trials for its customers. CRL Clinical Services are part of the Company’s Late Stage segment.
The acquisition closed in August of 2006. The Company purchased CRL Clinical Services for $215.0 million in cash plus a preliminary working capital adjustment of $14.7 million in accordance with the terms and conditions of the Stock Purchase Agreement, as amended. In addition, the Company incurred $6.6 million in acquisition costs. The acquisition was financed with $200 million in debt and $36.3 million (inclusive of acquisition costs) of the Company’s existing cash and proceeds from available-for-sale securities. The Company capitalized $5.6 million of costs related to the debt issuance.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. A third-party was used to assist the Company in valuing the intangible asset. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts.

Preliminary Purchase Price Allocation:

Accounts receivable	$23,382
Other current assets	16,339
Property, plant and equipment	7,058
Intangible assets	17,100
Goodwill	203,058

Total assets acquired	266,937
Advanced billings	(10,264)
Other current liabilities	(4,491)
Other long-term liabilities	(15,834)

Total liabilities assumed	(30,589)

Net assets acquired	$236,348

For the acquisitions discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisitions of International Clinical Research Limited and CRL Clinical Services occurred at the beginning of 2005 and 2006:

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005
Net service revenues	$264,385	$232,245

Net income	$5,072	$6,456

Net income per diluted share	$0.34	$0.46

Weighted average shares	14,756	13,926

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2005 or January 1, 2006, nor are they necessarily indicative of future operating results.
3. Goodwill and Other Intangible Assets:
Non-amortizable intangible assets at September 30, 2006 and December 31, 2005 are comprised of:

		Indefinite-lived
(in thousands)	Goodwill	Intangible
Balance at 12/31/05	$24,075	$15,000
Additional amounts acquired	203,380	—
Foreign currency fluctuations	726	—
Tax benefit to reduce goodwill	(292)	—

Balance at 9/30/06	$227,889	$15,000

Amortizable intangible assets at September 30, 2006 and December 31, 2005 are comprised of:

					Internally
	Customer	Non-Compete	Completed		Developed
(in thousands)	Relationships	Agreements	Technology	Backlog	Software

Balance at 12/31/05	$309	$202	$—	$—	$3,139
Additional amounts acquired	9,700	—	2,600	5,300	50
Dispositions	—	—	—		(49)
2006 amortization	(426)	(86)	(68)	(405)	(1,050)

Balance at 9/30/06	$9,583	$116	$2,532	$4,895	$2,090

Completed technology represents proprietary technology acquired in the Company’s August 2006 acquisition of CRL Clinical Services. Value was assigned to the completed technology based on the technology directly related to revenue generation or profit enhancement. The value was calculated using an income approach, which assumes that the value of the technology is equivalent to the present value of the future stream of economic benefits that can be derived from its ownership. The useful life of five years for the intangible asset was determined by estimating the remaining useful life of the technology acquired.
Backlog represents backlog acquired in the Company’s August 2006 acquisition of CRL Clinical Services. Value was assigned to backlog by evaluating the expected future economic operating income generated by the backlog. The useful life of the backlog was determined by evaluating the remaining life of the contracts that compose the backlog acquired.
Internally-developed software is included in other assets within the condensed consolidated financial statements.

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
Remainder of 2006:	$1,889
2007:	$4,871
2008:	$3,427
2009:	$2,563
2010:	$1,944
Thereafter:	$4,522

Total	$19,216
4. Debt:
In August 2006, in conjunction with its acquisition of CRL Clinical Services., the Company entered into a new credit agreement (the “Facility”).
The Facility is comprised of a $200 million term loan that matures in August 2012 and a $25 million revolving credit loan that expires in August 2011
The term loan has mandatory principal payments of $500,000 per quarter beginning with the fourth quarter of 2006. In addition, at the end of each fiscal year commencing with the fiscal year ending December 31, 2007, the Company must prepay on the debt based on 50% of its excess cash flow for the year (as defined in the Facility).
Interest on the term loan is variable based on a LIBOR rate plus an applicable margin. The applicable margin is currently at 2.75% and will vary based on the leverage ratio (as defined in the Facility) of the Company. The interest rate in effect on the term loan for the third quarter of 2006 was approximately 8.10%. Within 120 days of the closing of the credit agreement (by December 13, 2006), the Company must enter into a hedge agreement to fix the interest rate on at least 40% of the outstanding amount of the term loan for a minimum of three years. The Company has not yet entered into the hedge agreement.
The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
The Company incurred debt issuance costs of approximately $5.6 million related to the Facility. Debt issuance costs are presented as a component of Other Assets in the Company’s Condensed Consolidated Balance Sheet and are amortized over the life of the term loan or revolving credit loan.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of September 30, 2006, $200 million was outstanding under the term loan, no amounts were outstanding under the $25 million revolving credit loan and no amounts were outstanding under the Multicurrency Facility.

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
In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a “call” option or by the CPR shareholders through the exercise of a “put” option. Gains resulting from this early extinguishment of debt were recorded in the Company’s Condensed Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company’s Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at September 30, 2006 or December 31, 2005. Total gains since inception of the Note Prepayment Agreement resulting from early extinguishment of debt were approximately $1.5 million.
5. Stock Based Compensation:
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the 1997 Plan) that provides for the issuance of up to 1,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. In April 2000, shareholders approved an amendment to the 1997 Plan increasing the number of shares that can be issued to 3,000,000. Participation in the 1997 Plan is at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan can be granted after August 2007. No options were granted in the third quarter of 2006. Restricted stock may also be granted pursuant to the 1997 Plan. Restricted shares typically vest ratably over a three year period, with shares restricted from transfer until vesting. In the third quarter of 2006, the Company granted 250 shares of restricted stock. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock may also be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of

Common Stock in the first quarter of 2006. No additional shares of unrestricted stock were granted in 2006.
The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which 1,207,255 are available for grant at September 30, 2006.
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
The adoption of SFAS 123(R) resulted in stock-based compensation expense of approximately $195,000 and $1.4 million in the third quarter and first nine months of 2006, respectively. The stock-based compensation expense caused net income to decrease by approximately $163,000 and $1.1 million and basic and diluted earnings per share to decrease by $0.01 and $0.07 per share in the three and nine months ended September 30, 2006, respectively.
In addition, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $847,000 during the first nine months of 2006.
In 2005, the Company accounted for Stock based compensation issued to employees in accordance with ABP 25, as was permitted by SFAS 123. Under APB 25, the Company recognized compensation expense based on the intrinsic value of stock based compensation.
Had the Company adopted SFAS No. 123 for expense recognition purposes, the amount of compensation expense that would have been recognized in the third quarter of 2005 would have been approximately $0.5 million. The amount of compensation expense that would have been recognized in the first nine months of 2005 would have been approximately $4.5 million. Approximately $2.2 million of the $4.5 million in compensation expense that would have been recognized for the nine months ended September 30, 2005 resulted from the amendment made to the vesting schedule to accelerate vesting on certain options. The Company’s pro-forma net income (loss) per diluted share would have been adjusted to the amounts below:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005

Pro forma net income:
As reported	$3,394	$6,981
Less: pro forma adjustment for stock-based compensation, net of tax	(363)	(3,439)

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005

Pro-forma net income	$3,031	$3,542

Pro-forma net income per basic share:
As reported	$0.25	$0.52
Effect of pro forma expense	$(0.03)	$(0.26)
Pro-forma	$0.22	$0.26
Pro-forma net income per diluted share:
As reported	$0.24	$0.50
Effect of pro forma expense	$(0.03)	$(0.25)
Pro-forma	$0.21	$0.25
The following is a summary of stock based compensation expense recorded by the Company:
Compensation Expense (in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Stock options	$195	—	$1,438	—
Restricted stock	12	22	37	65
Unrestricted stock	—	—	336	—

Total stock based compensation	$207	$22	$1,811	$65
Stock Options/Restricted Stock:
The following table summarizes information regarding stock option activity in 2006:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($in thousands)
Options outstanding at 12/31/05	1,127,329	$10.58
Granted	42,950	25.18
Canceled	(54,530)	8.98
Exercised	(270,432)	11.71

Options outstanding at 09/30/06	845,317	11.06	6.3	$9,358
Exercisable at 09/30/06	547,628	13.11	5.8	$7,180
At September 30, 2006, there are 6,000 restricted shares which are under the restriction period. During the second quarter of 2006, 6,000 restricted shares vested at a fair value of approximately $50,000. No restricted shares were forfeited during the first nine months of 2006.
The total intrinsic value of stock options exercised was $800,000 and $4.7 million during the third quarter of 2006 and 2005, respectively, and $5.5 million and $5.7 million for the nine months ended September, 2006 and 2005, respectively.

The per-share weighted-average fair value of options and awards granted is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept 30
	2006	2005	2006	2005
Stock options	N/A	$15.47	$24.60	$9.21
Restricted stock	N/A	N/A	N/A	N/A
Unrestricted stock	N/A	N/A	$31.39	N/A
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Divided yield	N/A	0%	0%	0%
Expected volatility	N/A	119.9%	112.2%	110.3%
Risk-free interest rate	N/A	4.0%	5.0%	3.8%
Expected term	N/A	4.6	3.5	4.7
The expected volatility is based on the Corporation’s stock price over a historical period which approximates the expected term. The risk free interest rate is based on the implied yield in U.S Treasury issues with a remaining term approximating the expected term. The expected term is calculated as the historic weighted average life of similar awards.
As of September 30, 2006, there was $1.3 million of total unrecognized compensation cost ($1.299 million relating to options and $29,000 relating to restricted stock) related to non-vested share-based payment plans. The cost is expected to be recognized over a weighted average period of 1.7 years for options and 6 months for restricted stock.
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

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total

Three months ended September 30, 2006
Net service revenues	$5,985	$67,926	$1,325		$75,236
Reimbursable out-of-pocket revenues	$—	$—	$21,497		$21,497

Total revenues	$5,985	$67,926	$22,822		$96,733
Operating Income	$1,181	$15,865	$(8,953)		$8,093
Total assets	$43,251	$360,613	$69,696	(a)	$473,560

Three months ended September 30, 2005
Net service revenues	$6,930	$44,101	$550		$51,581
Reimbursable out-of-pocket revenues	$—	$—	$12,865		$12,865

Total revenues	$6,930	$44,101	$13,415		$64,446
Operating Income	$2,908	$10,010	$(7,377)		$5,541
Total assets	$29,097	$86,472	$49,151	(a)	$164,720

(a)	Primarily comprised of cash, marketable securities and tax-related assets.

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total

Nine months ended September 30, 2006
Net service revenues	$16,834	$176,404	$3,837		$197,075
Reimbursable out-of-pocket revenues	$—	$—	$58,774		$58,774

Total revenues	$16,834	$176,404	$62,611		$255,849
Operating Income	$3,938	$44,694	$(26,866)		$21,766
Total assets	$43,251	$360,613	$69,696	(a)	$473,560

Nine months ended September 30, 2005
Net service revenues	$17,582	$129,370	$2,281		$149,233
Reimbursable out-of-pocket revenues	$—	$—	$34,936		$34,936

Total revenues	$17,582	$129,370	$37,217		$184,169
Operating Income	$5,696	$28,241	$(21,895)		$12,042
Total assets	$29,097	$86,472	$49,151	(a)	$164,720

(a)	Primarily comprised of cash, marketable securities and tax-related assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and nine months ended September 30, 2006 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
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
The Company’s contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract’s duration, in most cases on a milestone-achievement basis. Net service revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract or total hours incurred as a percentage of total hours. The estimated total costs or hours of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company recognizes revenue under units-based contracts as units are completed multiplied by the contract per-unit price. Finally, at one of the Company’s subsidiaries, the contracts are of a short-term nature and revenue is recognized under the completed contract method of accounting.
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
Direct costs consist of compensation and related fringe benefits for project-related employees, unreimbursed project-related costs and an allocation of indirect costs including facilities, information systems and other costs. Selling, general and administrative expenses consist of compensation and related fringe benefits for sales and administrative employees and professional services, as well as unallocated costs related to facilities, information systems and other costs.
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
In August 2006, the Company acquired the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc (“CRL Clinical Services”). The acquisition is expected to strengthen the Company’s position as one of the leading global players in the clinical development industry, adding therapeutic expertise, diversifying its customer base and expanding its capacity to deliver large global trials. The purchase price was approximately $215 million in cash plus a working capital adjustment in which the Company pays for any working capital in excess of $2.0 million. The total preliminary purchase price, including acquisition costs, was approximately $236 million. The working capital adjustment is preliminary and subject to change. The acquired business is part of the Company’s Late Stage segment. The Company financed the purchase with $200 million in term debt as well as its existing cash and proceeds from available-for-sale securities.
The Company’s results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse effects on the Condensed Consolidated Financial Statements. Fluctuations in the Company’s sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company’s long-term growth. In addition, the Company’s aggregate backlog, consisting of signed contracts and letters of intent as well as awarded projects for which the contract is actively being negotiated, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog.
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2006
Net Service Revenues
Net service revenues increased approximately $23.6 million, or 46%, to $75.2 million in the third quarter of 2006 from $51.6 million in the third quarter of 2005. The 46% increase in net service revenues is composed of organic growth of 24% and growth from the CRL Clinical Services acquisition of 22%. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 43% as compared to the corresponding 2005 period. Net service revenues from the Early Stage segment declined by approximately 14% due to continued study delays at the Company’s Phase I unit in Morgantown, West Virginia. Net service revenues from the Late Stage segment grew by 54% due to strong growth in the both Europe and the Americas. This growth is driven by an expanded customer base and larger projects awarded to the Company. Excluding the revenue increase due to the CRL Clinical Services acquisition, net service revenues from the Late Stage segment grew by approximately 29%.
Approximately 45% of the Company’s net service revenues were derived from operations outside of North America in both the third quarter of 2006 and the third quarter of 2005. The top five customers based on net service revenues contributed approximately 30% of net service revenues during the third quarter of 2006 compared to approximately 34% of net service revenues during the third quarter of 2005. Net service revenues from Pfizer Inc. accounted for approximately 14% of total third quarter 2006 net service revenues compared to approximately 13% of total third quarter 2005 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 67% to $21.5 million in the third quarter of 2006 from $12.9 million in the corresponding period of 2005.
Operating Expenses
Direct costs increased approximately $13.4 million, or 49%, to $40.9 million in the third quarter of 2006 from $27.5 million in the third quarter of 2005. Excluding the impact of the acquisition of CRL Clinical Services, direct costs grew by 11%. The organic growth in direct costs relates directly to the increase in net service revenues in the third quarter of 2006, including the continued increased use of outside contractors to meet demand. Outside contractors increased by approximately $440,000 in the third quarter of 2006 compared to the corresponding period of 2005. Direct costs expressed as a percentage of net service revenues were 54.4% for the three months ended September 30, 2006 compared to 53.2% for the three months ended September 30, 2006.
Reimbursable out-of-pocket costs increased 67% to $21.5 million in the third quarter of 2006 from $12.9 million in the corresponding period of 2005.
Selling, general and administrative expenses increased $6.7 million, or 40%, from $16.7 million in the third quarter of 2005 to $23.4 million in the same quarter of 2006. Excluding the impact of the acquisition of CRL Clinical Services, selling, general and administrative costs increased by $3.6 million, or 22%. The increase is primarily due to increases in employee-related costs from the Company’s increase in headcount to support the increased revenue. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. In addition, the Company incurred increased costs of recruiting new employees, primarily project leaders and clinical research associates, in the third quarter of 2006 compared to the third quarter of 2005. Finally, the Company incurred severance costs of approximately $236,000 in the third quarter of 2006 as well as acquisition and integration-type costs of approximately $350,000 in the third quarter of 2006. Selling, general and administrative expenses expressed as a percentage of net service revenues were 31.1% for the three months ended September 30, 2006 compared to 32.4% for the corresponding 2005 period.
Depreciation and amortization expense increased by $949,000 in the third quarter of 2006 compared to the third quarter of 2005. This increase is primarily due to amortization of finite-lived intangibles acquired in the CRL Clinical Services acquisition.
Income from operations increased to $8.1 million or 10.8% of net service revenues for the three months ended September 30, 2006 from $5.5 million or 10.7% of net services revenues for the corresponding 2005 period. Income from operations from Kendle’s Early Stage segment decreased $1.7 million, or 59%, to $1.2 million, or 19.7% of Early Stage net service revenues for the three months ended September 30, 2006, from approximately $2.9 million, or 42.0% of Early Stage net service revenues for the corresponding period of 2005. The decrease in operating margin was driven by study delays at the Company’s Phase I unit in Morgantown, West Virginia, resulting in a lower revenue base to absorb fixed costs. Income from operations from the Company’s Late Stage segment increased $5.9 million, or 58%, to $15.9 million or 23.4% of Late Stage net service revenues for the three months ended September 30, 2006 from approximately $10.0 million or 22.0% of net service revenues from the corresponding period of 2005. Growth in the Late Stage segment was driven by strong performance in both Europe and the Americas as well as the acquisition of CRL Clinical Services.
Other Income (Expense)
Other Income (Expense) was expense of approximately $2.1 million in the third quarter of 2006 compared to expense of approximately $228,000 in the third quarter of 2005. Interest expense increased by approximately $2.2 million in the third quarter of 2006 compared to the third quarter of 2005 due to the $200 million debt outstanding in part of the 2006 period. The Company incurred this debt in connection with the August 16, 2006 acquisition of CRL Clinical Services. Interest income increased by approximately $204,000 in the third quarter 2006 due to larger cash and investment balances in the first half of the quarter as well as a general increase in interest rates in the third quarter of 2006 compared to the third quarter of 2005. Foreign exchange rate gains and losses were a loss of approximately $346,000 in the third quarter of 2005 compared to a loss of $205,000 in the third quarter of 2006.
Income Taxes
The Company reported tax expense at an effective rate of 33.3% in the quarter ended September 30, 2006, compared to tax expense at an effective rate of 36.1% in the quarter ended September 30, 2005. The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.

Net Income
The net income for the quarter ended September 30, 2006 was approximately $4.0 million or $0.28 per basic and $0.27 per diluted share compared to net income for the quarter ended September 30, 2005 of approximately $3.4 million, or $0.25 per basic and $0.24 per diluted share.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Service Revenues
Net service revenues increased 32% to $197.1 million in the first nine months of 2006 from $149.2 million in the first nine months of 2005. The 32% increase in net service revenues is composed of organic growth of 24% and growth from the acquisition of CRL Clinical Services of 8%. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 33% as compared to the corresponding 2005 period. Net service revenues from the Early Stage segment decreased by approximately 4% due to contract delays at the Company’s Phase I unit in Morgantown, West Virginia. Net service revenues from the Late Stage segment grew by 36% due to strong growth in the both the Company’s North American and European regions. This growth is driven by an expanded customer base and larger projects awarded to the Company. Excluding the revenue increase due to the acquisition of CRL Clinical Services, net service revenues from the Late Stage segment grew by approximately 28%.
Approximately 44% of the Company’s net service revenues were derived from operations outside of North America in the first nine months of 2006 compared to 46% in the corresponding period of 2005. The top five customers based on net service revenues contributed approximately 29% of net service revenues during the first nine months of 2006 compared to approximately 35% of net service revenues during the first nine months of 2005. Net service revenues from Pfizer Inc. accounted for approximately 12% of total net service revenues in the first nine months of 2006 compared to approximately 16% of total net service revenues in the nine months of 2005. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in the first nine months of either 2006 or 2005.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 68.2% to $58.8 million in the nine months ended September 30, 2006 from $34.9 million in the corresponding period of 2005.
Operating Expenses
Direct costs increased by 32% from $80.3 million in the first nine months of 2005 to $105.7 million in the first nine months of 2006. Excluding the impact of the acquisition of CRL Clinical Services, direct costs grew by 24%. The growth in direct costs relates directly to the increase in net service revenues in the first nine months of 2006, including the increased use of outside contractors. Direct costs expressed as a percentage of net service revenues were 53.6% for the nine months ended September 30, 2006 compared to 53.8% for the nine months ended September 30, 2005.
Reimbursable out-of-pocket costs increased 68.2% to $58.8 million in the nine months ended September 30, 2006 from $34.9 million in the corresponding period of 2005.
Selling, general and administrative expenses increased from $50.6 million in the first nine months of 2005 to $63.2 million in the first nine months of 2006. Excluding the impact of the acquisition of CRL Clinical Services, selling, general and administrative costs increased by $9.6 million, or 19%. The increase is primarily due to increases in employee-related costs from the Company’s increase in headcount. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. In addition, the Company incurred increased costs of recruiting new employees, primarily project leaders and clinical research associates, in the first nine months of 2006 compared to the first nine months of 2005. Finally, the Company recorded stock-based compensation in 2006 due to the adoption of Statement of Financial Accounting Standards FAS 123(R) of approximately $1.4 million for stock option expense. In the second quarter of 2006, the Company, pursuant to the 1997 Stock Option and Stock Incentive Plan, granted fully-vested stock options to non-employee directors resulting in an expense of approximately $734,000. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.1% for the nine months ended September 30, 2006 compared to 33.9% for the corresponding 2005 period.
Depreciation and amortization expense increased by 2% in the nine months ending September 30, 2006 compared to the corresponding period of 2005. The Company recorded increased amortization expense due to finite-lived intangibles acquired in the acquisition of CRL Clinical Services.
Income from operations increased to $21.8 million or 11.0% of net service revenues for the nine months ended September 30, 2006 from $12.0 million or 8.1% of net services revenues for the corresponding 2005 period. Income from operations from Kendle’s Early Stage segment was approximately $5.7 million in the nine months ended September 30, 2005 compared to approximately $3.9 million in the nine months ended September 30, 2006. Income from Early Stage operations was 32.4% of Early Stage net service revenues for the nine months ended September 30, 2005, compared to 23.4% of Early Stage net service revenues for the corresponding period of 2006. The decrease in operating margin as a percentage of revenue was driven by study delays at the Company’s Phase I unit in Morgantown, West Virginia, resulting in a lower revenue base to absorb fixed costs. Income from operations from the Company’s Late Stage segment increased $16.5 million, or 58%, to $44.7 million or 25.3% of Late Stage net service revenues for the nine months ended September 30, 2006 from approximately $28.2 million or 21.8% of net service revenues from the corresponding period of 2005. Growth in the Late Stage segment was driven by strong performance in both Europe and the Americas as well as the acquisition of the CRL Clinical Services. In the second quarter of 2006, the Company recorded a charge to provide additional study services to resolve non-medical customer concerns over one study. The charge reduced revenue by approximately $800,000 and increased direct costs by approximately $700,000.
Other Income (Expense)

Other Income (Expense) was expense of $1.4 million for the first nine months of 2006 compared to income of approximately $517,000 in the first nine months of 2005. Interest expense increased by approximately $2.0 million in the first nine months of 2006 compared to the first nine months of 2005 due to the increased debt of $200 million to finance the acquisition of CRL Clinical Services. Interest income increased by approximately $944,000 in the first nine months of 2006 compared to the first nine months of 2005 due to larger cash and investment balances for the majority of the 2006 period as well as a general increase in interest rates in 2006 compared to 2005. In the first nine months of 2005, the Company made partial early repayments on its convertible note and recorded a gain of $300,000 on partial early repayment of debt. No such repayment occurred in 2006 as the convertible note was fully paid as of March 31, 2005. In the first nine months of 2006, the Company recorded foreign exchange rate losses of approximately $512,000 compared to foreign currency exchange rate gains of approximately $126,000 in the same period of the prior year.
Income Taxes
The Company reported tax expense at an effective rate of 35.2% in the nine months ended September 30, 2006 compared to tax expense at an effective rate of 44.4% in the nine months ended September 30, 2005. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge resulted from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax (CAT) on gross receipts. Absent the one-time charge, the effective tax rate for the first nine months of 2005 would have been 35.0%. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings.
Net Income
Net income for the nine months ended September 30, 2006 was approximately $13.2 million, or $0.89 per diluted share and $0.92 per basic share compared to net income of approximately $7.0 million or $0.52 per basic and $0.50 per diluted share for the nine months ended September 30, 2005.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $12.2 million for the nine months ended September 30, 2006 as a result of cash provided by operating activities of $17.1 million and cash provided by financing activities of $194.3 million offset by cash used in investing activities of approximately $224.0 million and the positive effects of exchange rates on cash and cash equivalents of $465,000. At September 30, 2006, cash and cash equivalents were $25.3 million. In addition, the Company has approximately $2.6 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items. The change in net operating assets used approximately $2.8 million in cash during the nine months ended September 30, 2006, primarily due to an increase in net accounts receivable, offset by an increase in accrued liabilities. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $59.4 million at September 30, 2006, and $33.2 million at December 31, 2005.
Investing activities for the nine months ended September 30, 2006 consisted primarily of cash of $227.8 million (net of cash acquired) used in the purchase of CRL Clinical Services and capital expenditures of approximately $6.1 million, mostly relating to computer equipment and software purchases, including internally developed software. Net proceeds from the sale and maturities of available-for-sale securities were $10.8 million for the nine months ended September 30, 2006.
Financing activities for the nine months ended September 30, 2006, consisted primarily of proceeds from debt of approximately $196.3 million and proceeds from stock option exercises of approximately $3.2 million offset by debt issuance costs of approximately $5.6 million.
The Company had no available-for-sale securities at September 30, 2006 compared to $10.7 million at December 31, 2005. The Company sold its existing available-for-sale securities in August of 2006 to help finance the purchase of CRL Clinical Services.
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (the “Facility”). The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
The Facility is comprised of a $200 million term loan that matures in August 2012 and a $25 million revolving credit loan that expires in August 2011.
The term loan has mandatory principal payments of $500,000 per quarter beginning with the fourth quarter of 2006. In addition, at the end of each fiscal year commencing with the fiscal year ending December 31, 2007, the Company must prepay 50% of its excess cash flow for the year (as defined in the Facility).
Interest on the term loan is variable based on a LIBOR rate plus an applicable margin. The applicable margin is currently at 2.75% and will vary based on the leverage ratio (as defined in the agreement) of the Company. The interest rate in effect on the term loan for the third quarter of 2006 was approximately 8.10%. Within 120 days of the closing of the credit agreement (by December 13, 2006), the Company must enter into a hedge agreement to fix the interest rate on at least 40% of the outstanding amount of the term loan for a minimum of three years. The Company has not yet entered into a hedge agreement.
The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
The Company incurred debt issuance costs of approximately $5.6 million related to the Facility. Debt issuance costs are presented as a component of Other Assets in the Company’s Condensed Consolidated Balance Sheet and are amortized over the life of the term loan or revolving credit loan.
As of September 30, 2006, $200 million was outstanding under the term loan, no amounts were outstanding under the $25 million revolving credit loan and no amounts were outstanding under the Multicurrency Facility.

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
In June of 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003 and January 10, 2005. The four payments were initiated either by the Company through the exercise of a “call” option or by the CPR shareholders through the exercise of a “put” option. Gains resulting from this early extinguishment of debt were recorded in the Company’s Condensed Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 has been recorded in the first quarter of 2005 in the Company’s Condensed Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at September 30, 2006 or December 31, 2005. Total gains since inception of the Note Prepayment Agreement resulting from early extinguishment of debt were approximately $1.5 million.
Market Risk
Interest Rates
The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. Based on $200 million in debt outstanding at September 30, 2006, a hypothetical 1% increase in interest rates would cost the Company an additional $2.0 million in annual interest.
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
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of shareholders’ equity, were approximately $886,000 at September 30, 2006 compared to $64,000 at December 31, 2005.
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
Accounts Receivable/Allowance for Doubtful Accounts
Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. The bad debt provision is monitored on a regular basis and adjusted as circumstances warrant. In the fourth quarter of 2005, the Company recorded a bad debt provision of approximately $1.7 million related to receivables due from one customer. The Company has continued to pursue collection of this receivable, but no amounts were collected in the first nine months of 2006. The Company does not expect to collect any of the $1.7 million due. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company’s Consolidated Results of Operations or financial position.
Long-Lived Assets
The Company analyzes goodwill and other indefinite-lived intangible assets on an annual basis to determine any potential impairment loss, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2005 the fair value of the Company exceeded the carrying value, resulting in no goodwill impairment charge. During the first nine months of 2006, no events arose that indicated a need for an interim impairment analysis. In addition, the Company has a $15 million indefinite lived intangible asset representing one customer relationship acquired in the Company’s acquisition of CPR. The intangible asset is evaluated on an annual basis to determine whether events or circumstances continue to support an indefinite useful life. During the first nine months of 2006, no event or events have occurred which would indicate a need to adjust the indefinite useful life of this asset.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157”) “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of adopting SFAS 157 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year end. SFAS 158 is effective as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.
In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it clarifies the accounting for uncertainty in tax positions. The Interpretation requires recognizing in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s Consolidated Financial Statements was January 1, 2006. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method in which compensation expense is recognized based on the requirement of SFAS 123(R) for all share-based payments granted after January 1, 2006 and based on the requirements of SFAS 123(R) for all awards granted to employees prior to January 1, 2006. In the first nine months of 2006, the Company recorded approximately $1.4 million related to the expensing of options under SFAS 123(R).
Acquisitions
In August 2006, the Company completed its acquisition of CRL Clinical Services. The acquisition strengthens the Company’s position in the clinical development industry by adding therapeutic expertise and a diverse customer base and expands its capacity to deliver global clinical trials. The preliminary aggregate purchase price is approximately $236 million, including acquisition costs and a preliminary working capital adjustment.
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
Changes in Internal Controls —

In August 2006, the Company completed its acquisition of CRL Clinical Services. The Company is currently in the process of integrating the operations of the acquired entity.
During the fiscal quarter ended September 30, 2006, the Company implemented new accounting software, Great Plains Dynamics, at the Company’s subsidiary located in Scotland. With the exception of the new accounting software mentioned in the preceding sentence, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings — None
Item 1A. Risk Factors
There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K. Please refer to that section for disclosures regarding risks and uncertainties relating to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults upon Senior Securities — Not applicable
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status

10.1	Credit Agreement dated as of August 16, 2006 by and among the Company, certain subsidiary Guarantors, various Lenders, UBS Securitities LLC, as Sole Lead Arranger and Sole Bookrunner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collaterial Agent, UBS Loan Finance LLC, as Swingline Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, and KeyBank National Association, LaSalle Bank N.A. and National City Bank, as Co-Documentation Agents.	A

10.2	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc.	A

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C

Exhibit		Filing
Number	Description of Exhibit	Status

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

Filing
Status	Description of Exhibit

A	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2006

C	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: November 9, 2006		Candace Kendle
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III
Date: November 9, 2006		Karl Brenkert III
Senior Vice President — Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002