Form 10-K
period 2006-12-31
KENDLE INTERNATIONAL INC
filed 2007-03-16
CIK 1039151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-23019
KENDLE INTERNATIONAL INC.

Ohio	IRS Employer ID
(State or other jurisdiction	No. 31-1274091
of incorporation or organization)
441 Vine Street, 1200 Carew Tower
Cincinnati, Ohio 45202
513-381-5550
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑
The aggregate market value of the Registrant’s Common Stock at June 30, 2006, held by non-affiliates was $453,925,024 (based on the $36.73 closing price of the Company’s Common Stock on The NASDAQ Global Select Market on June 30, 2006). Shares of Common Stock held by each Executive Officer and Director and by any person who owns 10% or more of the outstanding Common Stock have been excluded in that such person might be deemed to be an affiliate.
As of February 26, 2007, 14,468,995 shares of no par value Common Stock were issued and 14,445,943 shares of no par value Common Stock were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2007 Annual Meeting of Shareholders to be held May 10, 2007, are incorporated by reference into Part III.
See Exhibit Index on page 49.

Kendle International Inc.

Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2006

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Kendle International Inc. (the “Company”). See “Risk Factors” for further information.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.
PART I
ITEM 1.
BUSINESS
General
Kendle International Inc., an Ohio corporation established in 1989, is a global clinical research organization (CRO) that provides a broad range of Phase I-IV global clinical development services to the biopharmaceutical industry. The Company augments the research and development activities of biopharmaceutical companies by offering high-quality, value-added clinical research services and proprietary information technology designed to reduce drug development time and expense. The Company is managed in two reportable segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations, while Late Stage is comprised of contract services related to Phases II through IV.
The Company believes that the outsourcing of drug development activities by biopharmaceutical companies has been increasing and will continue to increase as these companies strive to increase revenues through faster drug development while responding to cost containment pressures. The CRO industry, by specializing in clinical trial management, often performs the needed services with a higher level of expertise or specialization at a faster pace and at a lower cost than a biopharmaceutical company could perform internally.
Acquisition Activity
In April 2006, the Company completed its acquisition of Latin America CRO International Clinical Research Limited (“IC-Research”) and related companies. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Colombia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high-growth regions to deliver global clinical trials for its customers. The acquisition closed in April 2006.
In August 2006, the Company acquired the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc. (“CRL Clinical Services”). The acquisition is expected to strengthen the Company’s position as one of the leading global players in the clinical development industry, adding therapeutic expertise, diversifying its customer base and expanding its capacity to deliver large global trials.
Business Strategy
The Company’s strategy is to continue to enhance its reputation as a high-quality, global provider of a full range of CRO services. The Company’s strategy consists of the following four strategic initiatives: (i) Increasing breadth and depth in all service areas across five geographic regions, better positioning the Company to take on increasingly large and complex clinical trials and expanding capabilities in high-growth regions such as Africa and Asia/Pacific; (ii) Building global connectivity by working collaboratively with colleagues across units to reach the shared vision of Kendle; (iii) Improving leverage and efficiency through working smarter, which leads to greater profitability; and (iv) Setting the stage for business mix expansion, such as analytical laboratories and services in support of Early Stage.
Customers and Marketing
Revenues from the top five customers accounted for approximately 28% of the Company’s total net service revenues for the year ended December 31, 2006. The Company’s net service revenues from Pfizer Inc. accounted for approximately 12% of the Company’s net service revenues for the year ended December 31, 2006. No other customer accounted for more than 10% of the Company’s net service revenues for the year.

Segment and geographic information for the Company is contained in Note 16 to the Consolidated Financial Statements.
Backlog
Backlog includes signed contracts and letters of intent. Backlog at December 31, 2006, was approximately $432 million compared to approximately $200 million at December 31, 2005. Total backlog plus verbally-awarded business at December 31, 2006, was approximately $659 million compared to approximately $323 million at December 31, 2005. No assurance can be given that the Company will be able to realize the net service revenues that are included in the backlog and verbal awards. Backlog and verbal awards are not necessarily meaningful indicators of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed by the study’s sponsor or by regulatory authorities.
Competition
The Company competes primarily against in-house research and development departments of biopharmaceutical companies, universities, teaching hospitals and other full-service CROs, some of which possess substantially greater capital, technical expertise and other resources than the Company. CROs generally compete on the basis of past performance for a customer, medical and scientific expertise in specific therapeutic areas, the quality of services provided, the ability to manage large-scale trials on a global basis, medical database management capabilities, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to recruit patients into studies, the ability to integrate information technology with systems to improve the efficiency of clinical research, an international presence with strategically located facilities and financial viability and price.
The CRO industry is highly fragmented with hundreds of CROs ranging from small, limited-service providers to full-service, global drug development corporations. Some of the full-service CROs competing with the Company include Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., ICON plc, PRA International and Quintiles Transnational Corporation.
Government Regulation
The Company’s clinical services are subject to industry standards for the conduct of clinical research and development studies that are contained in regulations for Good Clinical Practice (GCP). The Food and Drug Administration (FDA) in the United States and the European Agency for the Evaluation of Medicinal Products in Europe (EMEA), along with other regulatory bodies, require that test results submitted to the regulatory bodies be based on studies conducted in accordance with GCP.
In addition, the International Conference on Harmonization – Good Clinical Practice Guidelines provides guidance on GCP. The Company implements and revises its standard operating procedures to facilitate GCP compliance.
Employees
As of December 31, 2006, the Company employed approximately 3,050 associates, about 54% of whom were employed outside the United States. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its relations with its associates are good. Employees in certain of the Company’s non-U.S. locations are represented by workers’ councils as required by local laws.
Available Information
The Company maintains a Web site at the address www.kendle.com. The Company is not including the information contained on its Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its Web site its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.
Required filings by the Company’s officers and directors with respect to the Company furnished in electronic form are also made available on its Web site as are the Company’s proxy statement for its annual meeting of shareholders. These filings also my be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 70549. The SEC also maintains an Internet site (http://www.SEC.gov) that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

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
The Company’s revenues depend on the outsourcing trends and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in those industries affect the Company’s business. A slowdown in research and development spending in the biopharmaceutical industry could negatively affect the Company’s net service revenues and results of operations. Mergers and acquisitions in the biopharmaceutical industry could result in delay or cancellation of certain projects.
The Company’s contracts may be delayed, terminated or reduced in scope with little or no notice.
Many of the Company’s contracts provide for services on a fixed-price basis and may be terminated or reduced in scope with little or no notice. Cancellations may occur for a variety of reasons, including the failure of the product to satisfy safety requirements, unexpected results of the product or the client’s decision to terminate the development of a product.
The loss, reduction in scope or delay of a large contract or the delay of multiple contracts could have a material adverse effect on the Company’s results, although the Company’s contracts entitle the Company to receive payments for work performed in the event of a cancellation. Cancellation or delay of a large contract or multiple contracts could leave the Company with under-utilized resources and thereby negatively affect the Company’s net service revenues and results of operations. The Company believes that its aggregate backlog and verbal awards are not necessarily meaningful indicators of future net service revenues and financial results.
The fixed price nature of many of the Company’s contracts could result in financial losses.
Because many of the Company’s contracts are structured as fixed price, the Company is at financial risk if it initially underbids the contract or overruns the initial cost estimates. Such under-bidding or significant cost overruns could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
If the Company fails to hire, retain and integrate qualified personnel, it will be difficult for the Company to achieve its goals.
The Company’s success depends to a significant extent upon the skills, experience and efforts of its senior management team and its ability to hire qualified personnel in the regions in which the Company operates. The loss of any of our executive officers or other key employees, without a properly executed transition plan, could have an adverse effect on the Company. In addition, there is substantial competition within both CROs and biopharmaceutical companies for qualified personnel. Difficulty recruiting or retaining qualified personnel and/or unexpected recruiting costs will affect the Company’s ability to meet its financial and operational goals.
If the Company is required to write off goodwill or other intangible assets, its financial position and results of operations would be adversely affected.
For the year ended December 31, 2006, the Company incurred a non-cash goodwill impairment charge of $8.2 million relating to a customer relationship intangible acquired in 2002. The Company had goodwill and other acquisition-related intangible assets of approximately $40 million and $254 million (after deducting the impairment charge) as of December 31, 2005 and December 31, 2006, respectively, which constituted approximately 21% and 56%, respectively, of its total assets. The Company periodically evaluates goodwill and other intangible assets for impairment. Any future determination requiring the write off of a significant portion of its goodwill or other intangible assets could adversely affect the Company’s results of operations and financial condition.
The CRO industry is highly competitive.

The CRO industry is comprised of a wide range of competitors, including small, niche providers as well as full-service global clinical research organizations. These companies compete based on a variety of factors, including reputation for quality performance, price, scope of service offerings and geographic presence. Some of the Company’s competitors have greater financial resources and a wider range of service offerings over a greater geographic area. Additionally, the Company’s customers have in-house capabilities to perform services that are provided by CROs. These factors potentially could have a negative impact on the Company’s ability to win business awards.
The Company has grown rapidly and its growth has placed, and is expected to continue to place, significant demands on it.
The Company has grown rapidly. Some of this growth has come as a result of acquisitions, and the Company continues to evaluate new acquisition opportunities. Businesses that grow rapidly often have difficulty managing their growth. The Company’s rapid growth has placed, and is expected to continue to place, significant demands on its management, its business and on its financial, accounting, information and other systems. The Company needs to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, the Company will need to continue to improve its financial, accounting, information and other systems in order to effectively manage its growth. The Company’s ability to grow successfully through acquisitions could be affected by expenses incurred in integrating an acquired company, losses of key employees from an acquired company and unforeseen risks in acquiring companies in certain geographies. The Company cannot assure you that its management will be able to manage the Company’s growth and integrate acquired businesses effectively or successfully, or that the Company’s financial, accounting, information or other systems will be able to successfully accommodate its external and internal growth. A failure to meet these challenges could materially impair the Company’s business. Additionally, depending upon the nature of the consideration in an acquisition, an acquisition could result in dilution to existing shareholders.
The Company’s indebtedness could adversely affect its business and financial condition.
As of December 31, 2006, the Company under its credit facility had approximately $199.5 million outstanding under a term loan and an additional $25.0 million of borrowing capacity under a revolving line of credit (collectively, the “Facility”). The Company also maintains a $5.0 million multicurrency facility that is renewable annually and used in connection with the Company’s European operations.
The Company’s level of indebtedness will have several important effects on its future operations. For example, the Company will be required to use a portion of its cash flow from operations for the payment of principal and interest due on its outstanding indebtedness. In addition, the Company’s outstanding indebtedness and leverage could increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures. Finally, the level of the Company’s outstanding indebtedness may affect its ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.
General economic conditions as well as conditions affecting the Company’s operations specifically, including, but not limited to, financial and business conditions, many of which are beyond its control, may affect its future performance. As a result, these and other factors may affect the Company’s ability to make principal and interest payments on its indebtedness. The Company’s business might not continue to generate cash flow at or above current levels. Moreover, if the Company is required to repatriate foreign earnings in order to pay its debt service, it may incur additional income taxes. If the Company cannot generate sufficient cash flow from operations in the future to service its indebtedness, it may, among other things:
•	seek additional financing in the debt or equity markets;

•	seek to refinance or restructure all or a portion of its indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital expenditures.
These measures might not be sufficient to enable the Company to service its indebtedness. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.
Furthermore, the Company’s credit facility contains certain restrictive covenants which will affect, and in many respects significantly limit management’s choices in responding to business, economic, regulatory and other competitive conditions.
Change in government regulation could adversely affect the Company.
Government agencies regulate the drug development process utilized by the Company in its work with biopharmaceutical companies. Changes in regulations that simplify the drug approval process or increases in regulatory requirements that lessen the research and development efforts of the Company’s customers could negatively affect the Company. In addition, any failure on the Company’s part to comply with existing regulations could impair the value of the its services and result in the termination of or additional costs under the Company’s contracts with its customers.
International operations are subject to numerous risks.

The Company has international operations in many foreign countries, including South Africa, India and countries in Eastern Europe and Latin America. These operations are subject to risks and uncertainties inherent in operating in these countries, including government regulations, currency restrictions and other restraints, burdensome taxes and political instability. These risks and uncertainties could impact negatively the Company’s ability to perform large, global projects for its customers. Furthermore, the Company’s ability to deal with these issues could be affected by applicable U.S. laws and the need to protect its assets in those locations.
The Company’s quarterly operating results may vary.
The Company’s operating results may vary significantly from quarter to quarter and are influenced by a variety of factors, such as:
•	Exchange rate fluctuations;

•	Timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net service revenue from quarter to quarter;

•	Commencement, completion or cancellation of large contracts;

•	Progress of ongoing contracts;

•	Timing of and charges associated with completed acquisitions or other events; and

•	Changes in the mix of its services.
The Company believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. Although fluctuations in quarterly operating results could negatively or positively affect the market price of its common stock, these fluctuations may not be related to future overall operating performance
The Company’s financial results are exposed to exchange rate fluctuations.
For the year ended December 31, 2006, approximately 45% of the Company’s revenues were derived from operations outside the United States. The Company’s financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could significantly affect the Company’s results of operations, financial position and cash flows as well as its ability to finance large acquisitions outside the United States.
The Company’s business could expose it to potential liability for personal injury claims that could affect its financial condition.
The Company’s business involves clinical trial management which includes the testing of new drugs on human volunteers. This business exposes the Company to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and patients are already seriously ill and are at risk of further illness or death. Any claim or liability could have a material adverse effect on the Company’s financial position and its reputation if, as a result, the Company was required to pay damages or incur defense costs in connection with a claim and if: (i) such claim is outside the scope of indemnification agreements the Company has with clients and collaborative partners, (ii) an indemnification agreement is not performed in accordance with its terms or (iii) its liability exceeds the amount of any applicable indemnification limits or available insurance coverage. The Company might also not be able to purchase adequate insurance for these risks at reasonable rates in the future.
The Company’s operations might be affected by the occurrence of a natural disaster or other catastrophic event.
The Company depends on its clients, investigators, collaboration partners and other facilities for the continued operation of its business. Natural disasters or other catastrophic events, including terrorist attacks, pandemic flu, hurricanes and ice storms, could disrupt the Company’s operations or those of its clients, investigators and collaboration partners, which could also affect the Company. Even though the Company carries business interruption insurance policies and typically has provisions in its contracts that protect it in certain events, the Company might suffer losses as a result of business interruptions that exceed the coverage available under its insurance policies or for which the policies do not provide coverage. Any natural disaster or catastrophic event affecting the Company or its clients, investigators or collaboration partners could have a significant negative impact on its operations and financial performance.

The Company’s business depends on the continued effectiveness and availability of its information technology infrastructure, and failures of this infrastructure could harm its operations.
To remain competitive in its industry, the Company must employ information technologies that capture, manage, and analyze the large streams of data generated during the clinical trials it manages in compliance with applicable regulatory requirements. In addition, because the Company provides services on a global basis, it relies extensively on its technology to allow the concurrent conduct of studies and work sharing around the world. As with all information technology, the Company’s system could become vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures, and other unexpected events, as well as to break-ins, sabotage, or intentional acts of vandalism. Given the extensive reliance of the Company’s business on this technology, any substantial disruption or resulting loss of data that is not avoided or corrected by its backup measures could harm the Company’s business and operations.
Anti-takeover provisions in the Company’s charter documents and under Ohio law may make an acquisition of it, which may be beneficial to its stockholders, more difficult, which could depress the Company’s stock price.
Certain provisions of the Company’s Articles of Incorporation and Code of Regulations and of Ohio law make it difficult for a third party to acquire control of the Company without the consent of the Company’s Board. These anti-takeover defenses may discourage, delay or prevent a transaction involving a change in control of the Company, and, accordingly, could limit the price that investors may be willing to pay for the Company’s Common Stock, including transactions in which holders of Common Stock might receive a premium for their shares over the market price. In cases where Board approval is not obtained, these provisions could also discourage proxy contests and make it more difficult for existing shareholders to elect directors of their choosing and cause the Company to take other corporate actions they desire. These provisions include:
•	the authorization of undesignated preferred stock, the terms, rights, privileges and restrictions of which may be established and shares of which may be issued without shareholder approval;

•	limitations on persons authorized to call a special meeting of shareholders; and

•	advance notice procedures required for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders.
In addition, the Company has adopted a shareholder rights plan that may have anti-takeover effects which will make an acquisition of the Company by another company more difficult. The Company’s shareholder rights plan provides that, in the event any person or entity acquires 15% or more of the Company’s outstanding Common Stock, shareholders of the Company will be entitled to purchase shares of Common Stock, or in certain instances shares of the acquirer, at a discounted price. The rights are intended to discourage a significant share acquisition, merger or tender offer involving the Company’s Common Stock by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on a takeover attempt that a shareholder might consider to be in its best interests.
ITEM 1B.
UNRESOLVED STAFF COMMENTS
None.
ITEM 2.
PROPERTIES
The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company’s principal executive offices are located in Cincinnati, Ohio, where it leases approximately 122,000 square feet under a lease expiring in 2009. In addition, the Company leases substantial facilities in Durham, North Carolina; Munich, Germany; Crowthorne, United Kingdom; Edinburgh, United Kingdom; Utrecht, The Netherlands; and Mexico City, Mexico. The Company’s Early Stage operations are located in Morgantown, West Virginia and Utrecht, The Netherlands. The Company also maintains offices in various other North American, European and Australian locations, as well as in Latin America and South Africa.

Management believes that such offices are sufficient to meet its current needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.
ITEM 3.
LEGAL PROCEEDINGS
The Company is party to lawsuits and administrative proceedings incidental to the normal course of business. The Company currently is not a party to any pending material litigation, nor, to the Company’s knowledge, is any material litigation currently threatened against the Company.
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of the Company’s Common Stock are listed on The NASDAQ Global Select Market LLC® and are traded under the symbol “KNDL.” The following table sets forth the high and low prices for shares of the Company’s Common Stock for the periods indicated.

	First	Second	Third	Fourth
2006 Quarterly
Ranges of stock price
High	$34.94	$41.11	$37.34	$36.44
Low	21.40	29.11	21.34	29.25

	First	Second	Third	Fourth
2005 Quarterly
Ranges of stock price
High	$13.20	$16.53	$28.63	$29.50
Low	7.30	10.20	13.65	22.25
The number of holders of record of Kendle International Inc. common stock was 150 as of March 1, 2007. This total excludes shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future and, in any event, is restricted from paying dividends under the terms and conditions of its credit facility.
On March 13, 2006 the Company issued a total of 10,700 shares of Common Stock to certain employees under the terms of the Company’s 1997 Stock Option and Stock Incentive Plan. Under the terms of the stock grant, the Company acquired a portion of the shares issued to the employees in satisfaction of certain of the award recipient’s tax obligations. The Company does not have a formal plan in place to repurchase shares of its Common Stock.

Issuer Purchases of Equity Securities

(d) Maximum Number
			(c) Total Number of Shares	of Shares that May Yet
	(a) Total number of	(b) Average Price Paid	Purchased as Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans or Programs	the Plans or Programs
March 2006	3,155	31.385	0	N/A
Performance Graph
The following graph compares the five-year cumulative total shareholder returns of the Company’s Common Stock with the NASDAQ Composite Index and the NASDAQ Health Services Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kendle International Inc., The NASDAQ Composite Index
And The NASDAQ Health Services Index

*	The graph assumes that a $100 investment was mase on December 31, 2001, and the reinvestment of all dividends.

	Dollar Value of $100 Investment at December 31
	12/01	12/02	12/03	12/04	12/05	12/06
Kendle International Inc.	100.00	43.66	31.45	43.65	127.68	156.00
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Health Services	100.00	85.52	118.76	149.32	164.82	164.88

Securities Authorized Under Equity Compensation Plans:
The information required for Securities Authorized Under Equity Compensation Plans can be found in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management of this Annual Report on Form 10-K.

ITEM 6.
SELECTED FINANCIAL DATA
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	(in thousands except per share data)
	2006	2005	2004	2003	2002
Net service revenues	$283,471	$202,032	$172,888	$156,221	$165,173
Reimbursable out-of-pocket revenues	90,465	48,607	42,980	53,436	48,841

Total revenues	373,936	250,639	215,868	209,657	214,014

Cost and expenses:
Direct costs	152,826	108,582	96,909	91,133	98,438
Reimbursable out-of-pocket costs	90,465	48,607	42,980	53,436	48,841
Selling, general and administrative	91,796	68,216	59,797	52,402	48,646
Depreciation and amortization	10,403	7,991	9,175	9,057	8,347
Employee severance and office consolidation costs	236	—	302	1,468	408
Intangible impairment charge	8,200	—	—	—	67,745

Total costs and expenses	353,926	233,396	209,163	207,496	272,425

Income (loss) from operations	20,010	17,243	6,705	2,161	(58,411)

Other income (expense):
Interest income	1,939	1,019	400	334	534
Interest expense	(6,781)	(460)	(776)	(1,039)	(1,219)
Other	(1,795)	(287)	(873)	(725)	(61)
Investment impairment	—	—	—	(405)	(1,938)
Gain on debt extinguishment	—	300	597	558	—

Total other income (expenses)	(6,637)	572	(652)	(1,277)	(2,684)
Income (loss) before income taxes	13,373	17,815	6,053	884	(61,095)
Income taxes	4,843	7,141	2,481	2,574	(6,295)

Net income (loss)	$8,530	$10,674	$3,572	$(1,690)	$(54,800)

INCOME (LOSS) PER SHARE DATA
Basic:
Net income (loss) per share	$0.60	$0.79	$0.27	$(0.13)	$(4.30)
Weighted average shares	14,323	13,572	13,166	12,973	12,734
Diluted:
Net income (loss) per share	$0.58	$0.76	$0.27	$(0.13)	$(4.30)
Weighted average shares	14,762	14,120	13,391	12,973	12,734

CONSOLIDATED BALANCE SHEET DATA (1)
Working capital	$56,404	$63,992	$40,714	$38,523	$41,451
Total assets	455,072	184,759	162,680	154,415	155,397
Total short and long-term debt	200,099	4,572	9,853	15,503	21,236
Total shareholders’ equity	140,112	122,504	102,775	96,369	94,360

(1)	From 2002 to 2006, the Company made four acquisitions. See Note 13 to the Consolidated Financial Statements.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth and discussed below is derived from the Company’s Consolidated Financial Statements and the related notes thereto, which are included herein, and should be read in conjunction therewith.
Company Overview
Kendle International Inc. (the Company) is a global clinical research organization (CRO) that delivers integrated Phase I-IV global clinical development services to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. In the first quarter of 2006, the Company reorganized its business into two reportable segments: Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations, while Late Stage is comprised of contract services related to Phase II through IV clinical development, regulatory affairs and biometrics offerings. The Company aggregates its clinical development operating unit, regulatory affairs operating unit, and biometrics operating unit into the Late Stage segment under the aggregation criteria in Statement of Financial Accounting Standards No. 131. The aggregation criteria met includes a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. Previously the Company had been managed in one reportable segment. The changes represent only reclassifications between segments and do not change the Company’s consolidated net service revenues, operating income, identifiable assets, capital expenditures and depreciation expense as reported in previous quarterly and annual filings. The effects of the segment restatements on previously reported historical results are included in the footnote. All operating segment information from prior periods presented in this document reflects the impact of segment reclassifications.
The Company’s contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into, and the balance is received in installments over the contract’s duration, in most cases on a milestone-achievement basis. Net service revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is provided in the current period in its entirety. The Company also performs work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. Additionally, the Company recognizes revenue under units-based contracts as units are completed multiplied by the contract per-unit price. Finally, at one of the Company’s subsidiaries, the contracts are of a short-term nature and revenue is recognized under the completed contract method of accounting.
The Company’s customers from time to time request changes in the scope of services to be provided under a contract. A customer could request a reduction in scope at any time. Additionally, a customer could request an increase in scope or there could be a change in the contract assumptions underlying the fixed costs. In such event, the parties will begin negotiating a contract amendment. During this negotiation period, the Company may or may not begin work on the out-of-scope services. The Company uses all reasonable efforts to delay performing out-of-scope activities until the contract amendment is signed. However, there are some circumstances in which out-of-scope activities must commence before the contract amendment is signed in order to meet project deliverables.
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

Depreciation and amortization expenses consist of depreciation and amortization costs recorded on a straight-line method over the useful life of the property or equipment and internally developed software. Intangible assets with indefinite useful lives are reviewed at least annually for impairment. In 2006, the Company recorded an $8.2 million impairment charge on a $15.0 million customer relationship intangible asset that had been classified as an indefinite-lived intangible. The Company reviewed the facts and circumstances surrounding the intangible and has determined that the life of the intangible is no longer indefinite. The Company has assigned a 23-year life to the remaining $6.8 million value of the intangible and will begin amortizing in 2007.
Acquisitions
In April 2006, the Company completed its acquisition of Latin America CRO International Clinical Research Limited (“IC-Research”) and related companies. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Colombia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high-growth regions to deliver global clinical trials for its customers. The acquisition closed in April 2006. The aggregate purchase price was approximately $927,000 in cash, including acquisition costs and net of cash acquired. In addition, there is an earnout provision, with a maximum additional amount to be paid of $260,000 as well as an additional contingent payment of $100,000.
In August 2006, the Company acquired the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc. (“CRL Clinical Services”). The acquisition is expected to strengthen the Company’s position as one of the leading global players in the clinical development industry, adding therapeutic expertise, diversifying its customer base and expanding its capacity to deliver large global trials. The purchase price per the purchase agreement was approximately $215 million in cash plus a working capital adjustment in which the Company pays for any working capital in excess of $2.0 million. The total preliminary purchase price, including acquisition costs, was approximately $231 million, net of cash acquired. The working capital adjustment is preliminary and subject to change. The acquired business is part of the Company’s Late Stage segment. The Company financed the purchase with $200 million in term debt as well as its existing cash and proceeds from available-for-sale securities.
The results of operations for these acquisitions are included in the Company’s Consolidated Statements of Operations from the dates of acquisition.
Results of Operations
Year Ended December 31, 2006, Compared With Year Ended December 31, 2005
Net service revenues increased 40% to $283.5 million for 2006 from $202.0 million in 2005. The 40% increase includes a 1% increase due to the impact of foreign currency exchange rate fluctuations. Of the 40% increase in net service revenues, approximately 23% resulted from organic growth with the remainder of the growth due to the Company’s acquisitions, primarily the August acquisition of CRL Clinical Services.
Net services revenues in the Early Stage segment were approximately $23.3 million in 2006 and $24.0 million in 2005, Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia declined by approximately $475,000 with the remainder of the decline at the Company’s Phase I unit in The Netherlands. Net services revenues in the Late Stage segment grew by approximately 46% to $255.0 million in 2006 from $174.6 million in 2005. This growth was driven by an expanded customer base as well as the Company’s ability to secure additional large, global studies in 2006.
Net service revenues in North America and Europe increased by 41% and 38%, respectively, in 2006 compared to 2005 due to strong demand in Phase II-IV services, an increased customer base and the impact of the CRL Clinical Services acquisition. Net services revenues in Latin America increased by approximately 95% to $10.2 million due to the April IC-Research acquisition and the increased demand for work out of the Company’s Mexico office as the Company continues to grow its data management services in Mexico.
Approximately 45% of the Company’s net service revenues in both 2006 and 2005 were derived from its operations outside of North America. Revenues from the Company’s top five customers accounted for approximately 28% and 34% of net service revenues in 2006 and 2005, respectively. Net service revenues from Pfizer Inc. accounted for approximately 12% of the total 2006 net service revenues as compared to 15% for 2005. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the Company’s net service revenues in either 2006 or 2005.
Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 86% to $90.5 million in 2006 from $48.6 million in 2005. Approximately 26% of the growth in reimbursable-out-of-pocket revenues was due to growth from the CRL Clinical Services acquisition. The remainder of the increase is due primarily to an increase in the number of studies in which the Company is administering investigator payments as well as to an increase in size of those studies.
Operating Expenses
Direct costs increased by 41% from $108.6 million in 2005 to $152.8 million in 2006, including a 22% increase in direct costs due to the acquisition of CRL Clinical Services. The increase in direct costs corresponds to the increase in net service revenues. The Company increased the use of outside contractors in 2006 to support the increase in project work. Direct costs as a percentage of net service revenues were 53.9% and 53.7% in 2006 and 2005, respectively. Direct costs as a percentage of revenues in the Early Stage segment increased from 56.1% in 2005 to 58.8% in 2006. The increase in direct costs as a percentage of Early Stage segment revenues is due to increasing fixed costs at the Early Stage facilities, primarily increased personnel costs, without a corresponding increase in revenue. Billable headcount at the Early Stage facilities increased by approximately 10% from 2005 to 2006. Direct costs as a percentage of net services revenues in the Late Stage segment were 53.5% in 2006 compared to 53.4% in 2005.
Reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket costs increased 86% to $90.5 million in 2006 from $48.6 million in 2005. Approximately 26% of the growth in reimbursable-out-of-pocket costs was due to growth from the CRL Clinical Services acquisition. The increase is due primarily to an increase in the number of studies in which the Company is administering investigator payments as well as an increase in size of those studies.
Selling, general and administrative expenses increased by 35%, including a 14% increase due to the acquisition of CRL Clinical Services, to $91.8 million in 2006 from $68.2 million in 2005. Primary reasons for the increase in SG&A costs included increases in employee-related costs such as increased salaries, profit-sharing accrual and sales commissions. In addition, recruiting and retention costs increased, including recruiting costs of approximately $1.3 million in 2006 to recruit certain executive positions, project leaders and clinical research associates. Also, the Company recorded approximately $1.2 million in expenses related to the integration of the CRL Clinical Services acquisition and an additional $794,000 in severance costs related primarily to the acquisition. Finally, the Company recorded stock-based compensation of approximately $1.5 million in 2006 due to the adoption of Statement of Financial Accounting Standards FAS 123(R). In fourth quarter 2005, the Company recorded a bad debt reserve of approximately $1.7 million associated with one study being managed out of the Company’s offices in the United Kingdom. Selling, general and administrative costs as a percentage of net services revenues were 32.5% in 2006 compared to 33.8% in 2005.
In 2006, the Company recorded an $8.2 million impairment charge on a $15 million customer relationship intangible asset that was acquired in the Company’s 2002 acquisition of Clinical and Pharmacologic Research, Inc. (CPR) in Morgantown, West Virginia. The intangible asset represents one customer relationship which due to its characteristics was considered to have an indefinite life and was subject to annual impairment testing. The fair value of the intangible at December 31, 2006, was calculated by using a discounted cash flow model. Due to declining revenue in 2006 from this customer at the Morgantown facility as well as budgeted revenues for 2007 and future projected revenues that are at lesser levels than historically experienced from this customer, the Company determined that the customer relationship was impaired. As a result of this impairment charge, the Company has assigned a 23-year useful life to the customer relationship and will begin amortizing this intangible in 2007.
Depreciation and amortization increased by $2.4 million, or 30%, in 2006, from $8.0 million in 2005 to $10.4 million in 2006. This increase was due to increased amortization of acquired-intangibles as well as increased depreciation on fixed asset purchases.
Income from operations for 2006 increased to $20.0 million or 7.1% of net service revenues up from $17.2 million or 8.5% of net services revenues for 2005. Income from operations from Kendle’s Early Stage segment was a negative $2.5 million in 2006 due to an $8.2 million impairment charge on a customer relationship intangible asset acquired in the Company’s 2002 acquisition of a Phase I unit in Morgantown, West Virginia. Including the $8.2 million impairment charge (which was 35.2% of Early Stage net service revenues) income from Early Stage operations was negative 10.6% of Early Stage net services revenues for 2006 compared to income from Early Stage operations of 31.9% of Early Stage net service revenues for 2005. The decrease in operating margin as a percentage of net service revenue was also driven by study delays at the Company’s Phase I unit in Morgantown, West Virginia, resulting in a lower revenue base to absorb fixed costs.
Income from operations from the Company’s Late Stage segment increased $28.8 million, or 78%, to $65.8 million or 25.8% of Late Stage net service revenues for 2006 up from approximately $37.0 million or 21.2% of net service revenues for the corresponding period in 2005. Growth in the Late Stage segment was driven by strong performance in both Europe and the Americas as well as the acquisition of CRL Clinical Services. In the second quarter of 2006, the Company recorded a charge to provide additional study services to resolve non-medical customer concerns over one study. The charge reduced revenue by approximately $800,000 and increased direct costs by approximately $700,000.

Other Income
Total other income (expense) was expense of $6.6 million in 2006 compared to income of approximately $0.6 million in 2005. In 2006, the Company incurred interest expense of approximately $6.8 million compared to expense of approximately $460,000 in 2005. The increased interest expense is a result of the interest on the $200 million in debt used to finance the August acquisition of CRL Clinical Services. In 2006 the Company recorded foreign currency transaction losses of approximately $1.6 million as a result of fluctuations between the British Pound and the Euro and between the U.S. dollar and either the Euro or the British Pound. These transaction losses are due to the Company’s holding assets in a currency other than the functional currency of the reporting location and are increased partially due to the acquisition of CRL Clinical Services as the acquired European subsidiaries maintain significant dollar denominated assets. In 2005, these foreign currency transaction losses were approximately $79,000. In 2005, the Company made a final partial early repayment on its convertible note and recorded a gain of approximately $300,000. Interest income in 2006 was approximately $1.9 million compared to approximately $1.0 million in 2005. The increased interest income is due to larger cash and investment balances in the first seven months of 2006 as well as increased interest rates.
Income Taxes
The Company recorded tax expense at an effective rate of approximately 36% in 2006 compared to approximately 40% in 2005. The drop in the income tax rate in 2006 is due to the distribution of income among the Company’s non-U.S. subsidiaries as well as a drop in state and local taxes in 2006. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge results from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax (CAT) on gross receipts. Concurrent with the phase-in of the CAT, the Ohio income tax, net worth tax and personal property tax will be phased out. In the fourth quarter of 2006, the Company recorded a tax charge of approximately $921,000 related to the tax effect of a dividend declared in the course of setting up an intercompany note between the Company’s German and U.S. entities. In 2006, the Company also recorded a valuation allowance of approximately $230,000 related to state and local net operating loss carryforwards. In the fourth quarter of 2005, the Company reversed a previously established valuation allowance of $820,000 associated with future tax benefits in The Netherlands. Because Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations that generate the pre-tax earnings.
Net Income
The net income for 2006, including the effects of the stock-based compensation, amortization of 2006 acquired intangibles, severance costs, acquisition-related expenses, the intangible impairment charge and state tax valuation allowances (items totaling approximately $9.2 million, or $0.62 per diluted share) was approximately $8.5 million, or $0.58 per diluted share and $0.60 per basic share. The net income for 2005, including the effects of the bad debt reserve, the reversal of the tax valuation allowance, the gain on debt extinguishment and the write-off of the deferred state income taxes (items totaling approximately $1.8 million, or $0.12 per diluted share) was approximately $10.7 million or $0.76 per diluted share and $0.79 per basic share.
Year Ended December 31, 2005, Compared With Year Ended December 31, 2004
Net service revenues increased 17% to $202.0 million for 2005 from $172.9 million in 2004. Foreign currency exchange rate variances had minimal impact on revenue. The 17% increase in net service revenues resulted entirely from organic growth. Net service revenues in North America increased by 15% in 2005 compared to 2004 due to strong demand for Late Stage services and an increased customer base. Net services revenues in Europe increased by 24% in 2005 compared to 2004, including revenue growth of approximately 58% at the Company’s Phase I unit in The Netherlands due to continued increased customer demand for Early Stage services in 2005.
Net service revenues in the Early Stage segment grew by approximately 32%, or $5.8 million, in 2005 compared to 2004. The growth in Early Stage revenues was primarily due to the growth at the Company’s Phase I unit in The Netherlands as global demand for Phase I services increased in 2005. Net service revenues in the Late Stage segment grew by approximately 16%, or $23.6 million, in 2005 compared to 2004. The growth in Late Stage net service revenues was due to strong growth in both Europe and North America as the Company expanded its customer base and increased the size of its project portfolio.
Approximately 43% of the Company’s net service revenues in 2005 were derived from its operations outside of North America as compared to 41% in 2004. Revenues from the Company’s top five customers accounted for approximately 34% and 39% of net service revenues in 2005 and 2004, respectively. Net service revenues from Pfizer Inc. accounted for approximately 15% of the total 2005 net service revenues as compared to 20% for 2004. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the Company’s net service revenues in either 2005 or 2004.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased 13.1% to $48.6 million in 2005 from $43.0 million in 2004. The increase is due primarily to an increase in the number of contracts in which the Company is administering payments to investigators on behalf of the Company’s customers.
Operating Expenses
Direct costs increased by 12% from $96.9 million in 2004 to $108.6 million in 2005. Foreign currency exchange rate variances had minimal impact on direct costs. The increase in direct costs corresponds to the increase in net service revenues. The Company increased the use of outside contractors in 2005 to support the increase in project work. Direct costs as a percentage of net service revenues were 53.7% and 56.1% in 2005 and 2004, respectively. The decrease in direct costs as a percentage of net service revenues is attributable primarily to increased utilization of billable employees as well as an increased revenue base to absorb fixed costs.
Reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket costs increased 13.1% to $48.6 million in 2005 from $43.0 million in 2004. The increase is due primarily to an increase in the number of contracts in which the Company is administering payments to investigators on behalf of the Company’s customers.
Selling, general and administrative expenses increased by 14% to $68.2 million in 2005 from $59.8 million in 2004. Foreign currency exchange rate variances had minimal impact on SG&A expenses. Primary reasons for the increase in SG&A costs included increased costs related to the Company’s marketing initiative and increases in employee-related costs, including increases in profit-sharing accrual, sales commissions and recruiting and retention efforts. In addition, in the fourth quarter of 2005, the Company recorded a bad debt reserve of approximately $1.7 million associated with one study being managed out of the Company’s offices in the United Kingdom. Selling, general and administrative costs as a percentage of net services revenues were 33.8% in 2005 compared to 34.6% in 2004.
Depreciation and amortization decreased by $1.2 million in 2005, or 13% from 2004. This decrease was due to a reduction in depreciation expense as fixed assets approached the end of their depreciable life as well as a slowdown in additions to fixed assets as compared to prior periods.
In the first quarter of 2004, to align the Company’s resources to meet customer need and demand projections, the Company implemented a workforce realignment plan, which resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. In the second quarter of 2004, the Company incurred an additional $48,000 in costs related to this workforce realignment plan. This workforce realignment plan affected approximately 3 percent of the Company’s North American workforce. All amounts related to this plan were paid in the second quarter of 2004 and no amounts remained accrued at December 31, 2004. No similar charge existed in 2005.
Income from operations increased by $10.5 million, or approximately 157%, from $6.7 million in 2004 to $17.2 million in 2005. Income from operations from the Early Stage segment grew to $7.6 million in 2005 from $5.2 million in 2004. The increase in income from operations in the Early Stage segment was due to growth in income from operations at the Company’s Phase I operation in The Netherlands offset by a decrease of approximately $500,000 in operating income at the Company’s Phase I operation in Morgantown, West Virginia. The decrease in operating income at the Morgantown location was due to a smaller revenue base to absorb direct costs due to study delays at the unit. Income from operations from the Late Stage segment grew by approximately $11.4 million, or 45%, to $37.0 million in 2005 from $25.6 million in 2004. Growth in income from operations occurred in both North America and Europe due to an expanded revenue base to cover costs. Income from operations in the Late Stage segment was approximately 21% of net service revenues in 2005 compared to 17% of net service revenues in 2004.
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
Income Taxes
The Company recorded tax expense at an effective rate of approximately 40% in 2005 compared to approximately 41% in 2004. In the second quarter of 2005, the Company recorded a one-time, non-cash charge of approximately $1.2 million, net of federal income tax effect, to reflect the write-off of deferred state income tax assets due to a change in Ohio state tax law enacted on June 30, 2005. The one-time charge results from adoption of a comprehensive change in Ohio corporate tax laws that provides for the phase-in of a Commercial Activities Tax (CAT) on gross receipts. Concurrent with the phase-in of the CAT, the Ohio income tax, net worth tax, and personal property tax will be phased out. In the fourth quarter of 2005, the Company reversed a previously established valuation allowance of $820,000 associated with future tax benefits in The Netherlands. Because Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations that generate the pre-tax earnings.
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
Liquidity and Capital Resources
In 2006, cash and cash equivalents decreased by $17.5 million as a result of cash provided by operating activities of $17.6 million offset by cash used in investing activities of $230.0 million and cash provided by financing activities of $194.0 million. In addition, the Company has restricted cash of approximately $2.4 million, which represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer.
Net cash provided by operating activities consisted primarily of net income increased by non-cash adjustments (primarily depreciation and amortization). The change in net operating assets used $8.0 million in cash in 2006, primarily due to an increase in accounts receivable and unbilled services, partially offset by an increase in advanced billings and accrued liabilities. The change in net operating assets provided $3.4 million in cash during 2005, due primarily to an increase in advanced billings and accrued liabilities offset by an increase in accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Accounts receivable, net of advance billings, increased from $33.2 million at December 31, 2005, to $60.3 million at December 31, 2006. Approximately $12.7 million of the 2006 increase in net accounts receivable was due to the acquisition of CRL Clinical Services.
Cash flows from investing activities for the year ended December 31, 2006, consisted primarily of $231.9 million in cash used for the acquisitions of CRL Clinical Services and IC-Research and capital expenditures of $8.8 million partially offset by net proceeds from the sale and maturity of available-for-sale securities of $10.8 million. Cash flows from investing activities for the year ended December 31, 2005, consisted primarily of capital expenditures of $5.0 million, primarily for the purchase of new computer equipment and software for newly hired employees.
Cash flows from financing activities for the year ended December 31, 2006, consisted primarily of gross proceeds from note payable of $200.0 million and proceeds from stock option activity of $3.5 million partially offset by payments on debt of $4.3 million and debt issuance costs of $5.6 million. Cash flows from financing activities for the year ended December 31, 2005, consisted primarily of proceeds from stock option exercises offset by payments under the Company’s credit facility of $2.9 million and a partial repayment of the Company’s convertible debt of $1.2 million.
The Company had no available-for-sale securities at December 31, 2006, and available-for-sale securities of $10.7 million at December 31, 2005.
Cash used for capital expenditures was $8.8 million, $5.0 million and $5.3 million in 2006, 2005 and 2004, respectively.
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (the “Facility”). The Facility is comprised of a $200 million term loan that matures in August 2012 and a $25 million revolving credit loan that expires in August 2011. The Company has the right to request an increase of up to $15.0 million in the revolving loan amount. The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
The term loan has mandatory principal payments of $500,000 per quarter beginning with the fourth quarter of 2006. In addition, at the end of each fiscal year commencing with the fiscal year ending December 31, 2007, the Company must prepay 50% of its excess cash flow for the year (as defined in the Facility).
Interest on the term loan is variable based on a LIBOR rate plus an applicable margin. The applicable margin is currently at 2.75% and will vary based on the leverage ratio (as defined in the agreement) of the Company. The interest rate in effect on the term loan for the fourth quarter of 2006 was approximately 8.10%. Within 210 days of the closing of the credit agreement (by March 16, 2007), the Company must enter into a hedge agreement to fix the interest rate on at least 40% of the outstanding amount of the term loan for a minimum of three years. The original agreement mandated that the Company obtain interest rate protection in 120 days, but this date was amended to 210 days. As of December 31, 2006 the Company had not entered into a hedge agreement, but in February 2007 the Company entered into a hedge agreement to fix the interest rate on a portion of the debt via an interest rate swap/collar arrangement. The hedge agreement does not qualify for hedge accounting treatment under SFAS No. 133, and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations.
Interest on the revolving loan is also based on a LIBOR rate plus an applicable margin.
The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. The Company is in compliance with the financial covenants contained in the Facility as of December 31, 2006.
The Company incurred debt issuance costs of approximately $5.6 million related to the Facility. Debt issuance costs are presented as a component of Other Assets in the Company’s Consolidated Balance Sheet and are amortized over the life of the term loan or revolving credit loan.
At December 31, 2006, no amounts were outstanding under the Company’s revolving credit loan, $199.5 million was outstanding under the term loan and no amounts were outstanding under the $5.0 million Multicurrency Facility.
With the acquisition of CPR in 2002, the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. In June 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003, and January 10, 2005. Gains resulting from this early extinguishment of debt were recorded in the Company’s Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 was recorded in the first quarter of 2005 in the Company’s Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at December 31, 2005, or 2006. The total gains resulting from early extinguishment of debt since inception of the Note Prepayment Agreement were approximately $1.5 million.
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
Contractual Obligations
Future minimum payments for all contractual obligations for years subsequent to December 31, 2006, are as follows:

	Year	Years	Years	Years
(in thousands)	2007	2008-2009	2010-2011	After 2011	Total
Capital lease obligations (including interest)	$219	$350	$80	$—	$649
Operating Leases	14,370	22,269	12,349	10,959	59,947
Purchase Obligations	535	—	—	—	535
Debt payments*	2,000	20,500	33,500	143,500	199,500
Interest on debt*	15,650	27,810	23,475	6,079	73,014

Total	$32,774	$70,929	$69,404	$160,538	$333,645

Short-term obligations arising in the ordinary course of business are excluded from the above table.

*	Under the terms of the Company’s credit agreement, the term loan has mandatory prepayments of $500,000 per quarter. In addition, at the end of each fiscal year commencing with the year ended December 31, 2007, the Company must prepay 50% of its excess cash flow for the year (as defined in the Facility). Excess cash flow payments on the debt are estimated for purposes of the above table.
The interest rate used in the calculation of interest was an average rate of 7.42%. A 1% change in the interest rate would increase or decrease the interest by approximately $9.5 million over the life of the term note.
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
Business Combinations
SFAS No. 141, Business Combinations, requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. Fair values are generally determined by management with the assistance of third-party valuation specialists using comparisons to market value transactions and present value techniques. The use of a discounted cash flow technique requires significant judgments with respect to expected cash flows to be derived from the assets, the estimated period of time the assets will produce those cash flows and the selections of an appropriate discount rate. Changes in such estimates could change the amounts allocated to individual identifiable assets, the lives over which the assigned values are amortized and the amounts allocated to goodwill. While the Company believes its assumptions are reasonable, if different assumptions were made, the purchase price allocation and the estimated useful lives of amortizable assets could differ substantially from the reported amounts.
Results of operations for acquired entities are included in the Company’s results of operations from the date of acquisition.
Accounts Receivable/Allowance for Doubtful Accounts
Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. The bad debt provision is monitored on a regular basis and adjusted as circumstances warrant. In the fourth quarter of 2005, the Company recorded a bad debt provision of approximately $1.7 million related to receivables due from one customer. With the exception of the $1.7 million write-off referenced above, the Company’s allowance for doubtful accounts receivable has been sufficient to cover any bad debt write-offs. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company’s Consolidated Results of Operations or financial position.
Long-Lived Assets
The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The goodwill impairment testing involves the use of estimates related to the fair market value of the reporting unit and is inherently subjective. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds fair value. At December 31, 2005, and December 31, 2006, the fair value of the reporting units exceeded the carrying value, resulting in no goodwill impairment charge.
In addition, the Company has an intangible asset representing one customer relationship acquired in the Company’s acquisition of CPR. The value of this customer relationship had been $15 million prior to the fourth quarter of 2006 and the useful life had been designated as indefinite. Due to declining revenue from this customer in 2006 and declining revenue projected for 2007 and future years, the Company determined that the asset was impaired and recorded an $8.2 million impairment charge in 2006. Effective January 1, 2007, the Company has assigned a 23-year useful life to the customer relationship.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157“) “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year end. SFAS 158 is effective as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS 158 did not have an impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006, and addresses consideration and treatment of material financial statement errors that should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of the provisions of SAB 108 did not have an impact on the Company’s consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Kendle will adopt FIN 48 as of January 1, 2007, as required. The Company continues to evaluate the impact of the adoption of FIN 48. The cumulative impact of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s Consolidated Financial Statements was January 1, 2006. The Company adopted SFAS 123(R) on January 1, 2006, using the modified prospective method in which compensation expense is recognized based on the requirement of SFAS 123(R) for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006. In the twelve months ended December 31, 2006, the Company recorded approximately $1.5 million related to the expensing of options under SFAS 123.
Cautionary Statement for Forward-Looking Information
Certain statements contained in this Form 10-K that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency
The Company operates on a global basis and is therefore exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers. From time to time contracts are denominated in a currency different than the particular local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s net service revenues and resulting net income can be affected by fluctuations in exchange rates.
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
The Company’s Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end-of-period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, reported as a separate component of shareholders’ equity in the Consolidated Balance Sheet, were approximately $2.3 million at December 31, 2006, compared to $64,000 at December 31, 2005.
Interest Rates
The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements and Supplementary Data called for by this Item are set forth in pages F-1 to F-27, which are incorporated herein by reference.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
None to report.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures

Based on the Company’s most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, our Chairman (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of Kendle International Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Kendle’s system of internal control was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc., acquired in August of 2006, which is included in the financial statements of the Company for the year ended December 31, 2006. The excluded element constitutes approximately $276 million of the Company’s total assets as of December 31, 2006, approximately $204 million of which is goodwill. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte and Touche LLP, Kendle’s independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

/s/ Candace Kendle Candace Kendle, PharmD	Chairman of the Board of Directors, Chief Executive Officer and Principal Executive Officer	March 16, 2007

/s/ Karl Brenkert III Karl Brenkert III	Senior Vice President, Chief Financial Officer and Principal Financial Accounting Officer	March 16, 2007
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Kendle International Inc.
Cincinnati, Ohio
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kendle International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CRL Phase II-IV Clinical Research Business, which was acquired on August 16, 2006 and whose financial statements constitute 61 percent of total assets (of which 45 percent is goodwill) and 25 percent of total assets net of liabilities of the consolidated financial statement amounts as of year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at CRL Phase II-IV Clinical Research Business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 16, 2007

ITEM 9B. OTHER INFORMATION
Nothing to report.
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE COMPANY
The name, age and background information for each of the Company’s Directors is set forth in the section entitled “Election of Directors” contained in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.
AUDIT COMMITTEE
Information regarding the members of the audit committee and the audit committee financial expert is set forth in the sections entitled “Board of Directors” and “Audit Committee” under the heading “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information in these sections is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE COMPANY
The Executive Officers of the Company at March 1, 2007, were as follows:

			EXECUTIVE
NAME	AGE	POSITION	OFFICER SINCE
Candace Kendle, PharmD	60	Chief Executive Officer and Chairman of the Board of Directors	1989
Christopher C. Bergen	56	President, Chief Operating Officer and Director	1989
Simon S. Higginbotham	46	Vice President and Chief Marketing Officer	2004
Karl Brenkert III	59	Senior Vice President, Chief Financial Officer	2002
Martha R. Feller	58	Senior Vice President, Global Clinical Development	2007
Background information regarding Dr. Kendle and Mr. Bergen is set forth in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. Background information regarding Mr. Brenkert and Mr. Higginbotham is set forth in footnote numbers 3 and 4, respectively, to the table within the section entitled “Securities Ownership of Management” contained in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. This information is incorporated herein by reference. Martha R. Feller was chosen to become an executive officer in the capacity of Senior Vice President, Global Clinical Development on February 21, 2007. Dr. Feller previously served as the Company’s Vice President, Global Clinical Development-North America from February 9, 2004 to February 21, 2007. Dr. Feller previously was employed by Proctor and Gamble Pharmaceuticals.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Information on compliance with Section 16(a) of the Exchange Act is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading entitled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.
CODE OF ETHICS
The Company has adopted a Code of Ethics and Conduct, which applies to the Company’s employees, including its Chief Executive Officer and its principal financial and accounting officer. The Code of Ethics and Conduct is available on the Company’s Web site at www.kendle.com. Amendments to the Code of Ethics and Conduct will be posted to the Company’s Web site. In addition, the Company will make available, free of charge, to any person, a copy of its Code of Ethics and Conduct upon written request submitted to the Company. This written request should be addressed to the Company’s Secretary at the Company’s principal executive offices.
ITEM 11.
EXECUTIVE COMPENSATION
Information required by this report is set forth in the following sections under the heading entitled “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference:
•	“Compensation Committee Interlocks and Insider Participation”; and

•	“Compensation of Directors”.
Information required by this report is set forth in the “Executive Compensation” section in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The “Executive Compensation” section includes information under the following headings, which information is incorporated herein by reference.
•	“Compensation Discussion and Analysis:;

•	“Compensation Committee Report”;

•	“Summary Compensation Table”;

•	“Grants of Plan-Based Awards”;

•	“Outstanding Equity Awards at Fiscal Year End:;

•	“Option Exercises and Stock Vested”; and

•	“Potential Payments Upon Termination or Change-in-Control”.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS
Information on the number of shares beneficially owned by each Director and by all Directors and Executive Officers as a group is set forth in the section entitled “Securities Ownership of Management” under the heading entitled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.
Information on the number of shares beneficially owned by any person who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock is set forth in the section entitled “Principal Shareholders” under the heading entitled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.
The following table presents summary information at December 31, 2006, with respect to all of the Company’s equity compensation plans.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of Securities to be		future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
Plan Category	and rights (1)	warrants and rights (1)	reflected in column (a))
Equity compensation plans approved by security holders	797,597	$11.55	1,216,975
Equity compensation plans not approved by security holders	—	—	—
Total	797,597	$11.55	1,216,975

(1)	Excludes the 2003 Directors’ Compensation Plan under which no options, warrants or rights are granted. This plan has been approved by shareholders for up to 75,000 shares.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
Information with respect to transactions with related persons, if any, is contained under the caption “Review and Approval of Transactions with Related Persons” under the heading entitled “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.
REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
Information with respect to the review, approval or ratification of transactions with related persons is contained under the caption “Review and Approval of Transactions with Related Persons” under the heading entitled “Governance of the Company” in the

Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.
PROMOTERS AND CERTAIN CONTROL PERSONS
Not applicable.
DIRECTOR INDEPENDENCE
The name of each director that is independent is contained in the section entitled “Board of Directors” under the heading entitled “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is contained in the sections entitled “Audit Committee’s Pre-Approval Policies and Procedures” and “Fees Paid to Registered Public Accounting Firm” under the heading entitled “Ratification of Appointment of Registered Public Accounting Firm” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) and (2) — All financial statements and schedules required to be filed by Item 8 of this Form 10-K and included in this report are listed beginning on page F-1. No additional financial statements or schedules are being filed as the required information is not applicable or because the information is required and is included in the respective financial statements or notes thereto.

(3)	Exhibits — Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits hereto.

Exhibit
Number	Description of Exhibit	Filing Status
2.1	Stock Purchase Agreement dated July 1, 1997 by and among the Company and Shareholders of U-Gene Research B.V.	A

2.2	Escrow Agreement dated June 27, 1997 among the Company, Keating, Muething & Klekamp, P.L.L., Bio-Medical Research Holdings, B.V., Utrechtse Particatiemaatschappij B.V., P.J. Morrison, T.S. Schwarz, I.M. Hoepelman , Ph.K. Peterson, J. Remington, M. Rozenberg-Arska and L.G.W. Sterkman	A

2.3	Share Purchase Agreement dated July 2, 1997 by and among the Company and the Shareholders of GMI Gescellschaft für Angewandte Mathematick und Informatik mbH	A

2.4	Stock Purchase Agreement dated February 11, 1998 by and among the Company and the Shareholders of ACER/EXCEL Inc.	B

2.5	Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The Fifth Third Bank	C

2.6	Registration Rights Agreement dated February 11, 1998 among the Company and Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota	C

Exhibit
Number	Description of Exhibit	Filing Status
2.7	Share Purchase Agreement dated December 23, 1998 by and among the Company and the Shareholders of Research Consultants (International) Holdings Limited	D

2.8	Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian Gregory, Michael Roy Broomby and Peter Nightingale	D

2.9	Option Agreement dated September 9, 1998 by and between the Company and Component Software International, Inc.	D

2.10	Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998	D

2.11	Multi-Year Strategic Services Agreement dated January 20, 1999 by and between the Company and Component Software International, Inc.	D

2.12	Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of Health Care Communications, Inc.	F

2.13	Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of ESCLI S.A.	G

2.14	Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications (1991), Ltd.	G

2.15	Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder of Specialist Monitoring Services Limited	G

2.16	Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D., Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent	I

2.17	Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The Fifth Third Bank, as Escrow Agent	I

2.18	Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of SYNERmedica PTY Limited and SYNERmedica Unit Trust	J

2.19	Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders of AAC Consulting Group, Inc.	L

2.20	Form of Note Prepayment Agreement	O

2(a)	Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark	M

2(b)	Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical and Pharmacologic Research, Inc.	M

2.21	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006	U

3.1	Restated and Amended Articles of Incorporation	A

3.2	Amended and Restated Code of Regulations	A

3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares	E

4	Specimen Common Stock Certificate	A

4.1	Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third Bank, as Rights Agent	H

10.1	Amended and Restated Shareholders’ Agreement dated June 26, 1997	A

10.2	Master Lease Agreement dated November 27, 1996 by and between the Company and Bank One Leasing Corporation, as amended on April 18, 1997	A

10.6	Master Equipment Lease dated August 16, 1996 by and between the Company and The Fifth Third Leasing Company	A

10.7	Lease Agreement dated December 9, 1991 by and between the Company and Carew Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996, January 29, 1997, and February 16, 1999	D

10.8	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan	A

10.9	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen	A

10.10	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney	A

10.11	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders	C

10.12	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman	C

10.13	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck	D

10.14	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price	D

10.15	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above and filed previously.	P

10.16	Credit Agreement dated as of August 16, 2006 by and among the Company, certain subsidiary Guarantors, various Lenders, UBS Securities LLC, as Sole Lead Arranger and Sole Bookrunner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, and KeyBank National Association, LaSalle Bank N.A. and National City Bank, as Co-Documentation Agents.	V

Exhibit Number		Description of Exhibit	Filing Status
	(a)	First Amended and Restated Credit Agreement dated as of December 11, 2006 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	W

10.17	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc.		V

10.20		MANAGEMENT CONTRACTS AND COMPENSATION PLANS

	(a)	1995 Stock Option and Stock Incentive Plan	A

	(b)	1995 Stock Option and Stock Incentive Plan —Individual Stock Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))	A

	(c)	1997 Stock Option and Stock Incentive Plan	A

	(c)(1)	Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan	N

	(c)(2)	Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan	K

	(c)(3)	Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan	N

	(c)(4)	Form of Restricted Stock Award Agreement	S

	(d)	Form of Protective Compensation and Benefit Agreement	A

	(e)	1998 Employee Stock Purchase Plan	D

	(e)(1)	Amendment No. 1 to 1998 Employee Stock Purchase Plan	N

	(e)(2)	Amendment No. 2 to 1998 Employee Stock Purchase Plan	N

	(e)(3)	Amendment No. 3 to 1998 Employee Stock Purchase Plan	N

	(e)(4)	Amendment No. 4 to 1998 Employee Stock Purchase Plan	Q

	(e)(5)	Amendment No. 5 to 1998 Employee Stock Purchase Plan	R

	(n)	2003 Directors Compensation Plan	O

14	Code of Ethics		Y

21	List of Subsidiaries		W

23.1	Consent of Deloitte & Touche LLP		W

24	Powers of Attorney		W

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)		W

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)		W

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002- Chief Executive Officer		W

32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – Chief Financial Officer		W

Filing
Status	Description of Filing Status
A	Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933

B	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 1997

C	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

D	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

E	Incorporated by reference to the Company’s Proxy Statement for its 1999 Annual Shareholders’ Meeting

F	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999

G	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

H	Incorporated by reference to the Company’s filing on Form 8-A dated September 7, 1999

I	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

Filing
Status	Description of Filing Status
J	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000

K	Incorporated by reference to the Company’s Proxy Statement for its 2000 Annual Shareholders’ Meeting

L	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

M	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 29, 2002

N	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

O	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003

P	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

Q	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005

R	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.

S	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

T	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003

U	Incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on May 12, 2006

V	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2006

W	Filed herewith

Y	Available on the Company’s Web site at www.kendle.com
The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproduction charges.
(b) Exhibits required by this Form 10-K:
See (a)(3) above.
(c) Financial Statements and Schedules
See (a)(2) above.

Kendle International Inc.

To the Board of Directors and Stockholders of
Kendle International, Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of Kendle International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 16, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)
For the Years Ended December 31,	2006	2005	2004
Net service revenues	$283,471	$202,032	$172,888
Reimbursable out-of-pocket revenues	90,465	48,607	42,980

Total revenues	373,936	250,639	215,868

Cost and expenses:
Direct costs	152,826	108,582	96,909
Reimbursable out-of-pocket costs	90,465	48,607	42,980
Selling, general and administrative	91,796	68,216	59,797
Depreciation and amortization	10,403	7,991	9,175
Employee severance and office consolidation costs	236	—	302
Intangible impairment charge	8,200	—	—

Total costs and expenses	353,926	233,396	209,163

Income from operations	20,010	17,243	6,705

Other income (expense):
Interest income	1,939	1,019	400
Interest expense	(6,781)	(460)	(776)
Other	(1,795)	(287)	(873)
Gain on debt extinguishment	—	300	597

Total other income (expenses)	(6,637)	572	(652)
Income before income taxes	13,373	17,815	6,053
Income taxes	4,843	7,141	2,481

Net income	$8,530	$10,674	$3,572

Income per share data:
Basic:
Net income per share	$0.60	$0.79	$0.27
Weighted average shares	14,323	13,572	13,166
Diluted:
Net income per share	$0.58	$0.76	$0.27
Weighted average shares	14,762	14,120	13,391
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)
December 31,	2006	2005
Assets
Current assets:
Cash and cash equivalents	$19,917	$37,437
Restricted cash	2,395	592
Available-for-sale securities	—	10,726
Accounts receivable	122,680	65,112
Other current assets	21,684	10,083

Total current assets	166,676	123,950

Property and equipment, net	23,024	15,084
Goodwill	229,598	24,075
Other finite-lived intangible assets	24,227	511
Other indefinite-lived intangible assets	—	15,000
Long-term deferred tax asset	3,181	2,213
Other assets	8,366	3,926

Total assets	$455,072	$184,759

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of obligations under capital leases	$195	$391
Current portion of amounts outstanding under credit facilities	2,000	3,000
Trade payables	15,150	9,174
Advance billings	62,427	31,958
Other accrued liabilities	30,500	15,435

Total current liabilities	110,272	59,958
Obligations under capital leases, less current portion	404	431
Long-term debt	197,500	750
Deferred income taxes payable	760	484
Other liabilities	6,024	632

Total liabilities	314,960	62,255

Commitments and contingencies
Shareholders’ equity:
Preferred stock—no par value; 100,000 shares authorized; none issued and outstanding, Common stock—no par value; 45,000,000 shares authorized; 14,445,393 and 14,105,653 shares issued and 14,422,341 and 14,085,756 outstanding at December 31, 2006 and 2005, respectively	75	75
Additional paid-in capital	154,641	147,712
Accumulated deficit	(16,392)	(24,922)
Accumulated other comprehensive income:
Net unrealized holding loss on available-for-sale securities	—	(39)
Unrealized gain on interest rate swap	—	7
Foreign currency translation adjustment	2,280	64

Total accumulated other comprehensive income	2,280	32

Less: Cost of Common Stock held in treasury, 23,052 and 19,897 shares at December 31, 2006 and 2005, respectively	(492)	(393)

Total shareholders’ equity	140,112	122,504

Total liabilities and shareholders’ equity	$455,072	$184,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common			(Accumulated	Accumulated Other
	Common Stock	Stock	Additional Paid-	Treasury	Deficit) Retained	Comprehensive	Total Shareholders'	Comprehensive
(in thousands except share data)	Number of Shares	Amount	in Capital	Stock	Earnings	Income (Loss)	Equity	Income (Loss)

Balance at January 1, 2004	13,060,015	$75	$135,034	$(393)	$(39,168)	$821	$96,369
Net income					3,572		3,572	3,572
Other comprehensive income:
Foreign currency translation adjustment						1,549	1,549	1,549
Net unrealized holding losses on available-for-sale securities, net of tax						(50)	(50)	(50)
Net unrealized holding gains on interest rate swap agreement						258	258	258

Comprehensive income								5,329

Shares issued under stock plans	182,914		985				985
Deferred compensation — restricted stock			(116)				(116)
Income tax benefit from exercise of stock options			208				208

Balance at December 31, 2004	13,242,929	$75	$136,111	$(393)	$(35,596)	$2,578	$102,775
Net income					10,674		10,674	10,674
Other comprehensive income:
Foreign currency translation adjustment						(2,655)	(2,655)	(2,655)
Net unrealized holding gains on available-for-sale securities, net of tax						10	10	10
Net unrealized holding gains on interest rate swap agreement						99	99	99

Comprehensive income								8,128

Shares issued under stock plans	842,827		9,633				9,633
Deferred compensation — restricted stock			(66)				(66)
Income tax benefit from exercise of stock options			2,034				2,034

Balance at December 31, 2005	14,085,756	$75	$147,712	$(393)	$(24,922)	$32	$122,504
Net income					8,530		8,530	8,530
Other comprehensive income:
Foreign currency translation adjustment						2,217	2,217	2,217
Portion of prior year unrealized loss recognized in current year, net of tax						34	34	34
Realized holding loss on available-for-sale securities, net of tax						5	5	5
Net unrealized holding gains on interest rate swap agreement						(8)	(8)	(8)

Comprehensive income								10,778

Shares issued under stock plans	336,585		4,271				4,271
Stock option expense			1,490				1,490
Deferred compensation — restricted stock			(19)				(19)
Income tax benefit from exercise of stock options			1,187				1,187
Treasury stock transaction				(99)			(99)

Balance at December 31, 2006	14,422,341	$75	$154,641	$(492)	$(16,392)	$2,280	$140,112

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
For the Years Ended December 31,	2006	2005	2004
Cash flows from operating activities
Net income	$8,530	$10,674	$3,572
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,403	7,991	9,175
Goodwill and investment impairment	8,200	—	—
Deferred income taxes	(3,967)	1,416	514
Income tax benefit from stock option exercises	(898)	—	—
Compensation expense on stock grants	1,879	78	71
Other	522	91	518
Gain on convertible note repayment	—	(300)	(597)
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(441)	293	804
Accounts receivable	(18,995)	(9,562)	(10,727)
Other current assets	(1,262)	(385)	(225)
Other assets	(207)	256	(58)
Investigator and project costs	(8,564)	(766)	131
Trade payables	2,806	355	3,302
Advance billings	15,895	7,471	786
Accrued liabilities and other	3,650	5,707	616

Net cash provided by operating activities	17,551	23,319	7,882

Cash flows from investing activities
Purchase of available-for-sale securities	(7,027)	(9,552)	(9,419)
Proceeds from sale and maturity of available-for-sale securities	17,868	9,050	7,889
Acquisitions of property and equipment	(8,725)	(4,732)	(3,663)
Additions to internally developed software	(91)	(233)	(1,651)
Acquisitions of businesses, less cash acquired	(231,879)	—	—
Other	(153)	20	17

Net cash used in investing activities	(230,007)	(5,447)	(6,827)

Cash flows from financing activities
Proceeds from issuance of long-term debt	200,000	—	—
Payments of long-term debt	(4,250)	(2,937)	(3,024)
Payment of convertible note	—	(1,200)	(1,903)
Proceeds from issuance of Common Stock	3,505	7,422	141
Income tax benefit from stock option exercises	898	—	—
Amounts payable — book overdraft	(65)	(353)	327
Payments on capital lease obligations	(382)	(691)	(975)
Purchase of treasury stock	(99)	—	—
Debt issue costs	(5,568)	(30)	—

Net cash provided by (used in) financing activities	194,039	2,211	(5,434)
Effects of exchange rates on cash and cash equivalents	897	(311)	294
Net increase (decrease) in cash and cash equivalents	(17,520)	19,772	(4,085)

Cash and cash equivalents
Beginning of year	37,437	17,665	21,750

End of year	$19,917	$37,437	$17,665

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,198	$489	$805
Cash paid (received) during the year for income taxes	$7,698	$3,154	$(90)

Supplemental schedule of noncash investing and financing activities
Acquisition of equipment under capital leases	$184	$—	$938

Acquisitions of businesses:
Fair value of assets acquired via cash	$266,850	$—	$—
Fair value of liabilities assumed or incurred	$(34,971)	$—	$—
Stock issued	$—	$—	$—

Net cash payments	$231,879	$—	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
Nature of Business
Kendle International Inc., an Ohio corporation established in 1989, is a global clinical research organization (CRO) that provides a broad range of Phase I-IV global clinical development services to the biopharmaceutical industry. The Company has operations in North America, Europe, Asia/Pacific, Latin America and Africa.
Principles of Consolidation and Organization
The Consolidated Financial Statements include the financial information of Kendle International Inc. and its wholly-owned subsidiaries. Investments in unconsolidated companies that are at least 20% owned and in which the Company can exercise significant influence, but not control, are carried at cost plus equity in undistributed earnings since acquisition. Investments in unconsolidated companies that are less than 20% owned and in which the Company cannot exercise significant influence are carried at cost. There are no significant amounts on the Consolidated Balance Sheet related to investments in unconsolidated companies.
All intercompany accounts and transactions have been eliminated. The results of operations of the Company’s wholly-owned subsidiaries have been included in the Consolidated Financial Statements of the Company from the respective dates of acquisition.
Business Combinations
SFAS No. 141, Business Combinations, requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. Fair values are generally determined by independent appraisals using comparisons to market value transactions and present value techniques. The use of a discounted cash flow technique requires significant judgments with respect to expected cash flows to be derived from the assets, the estimated period of time the assets will produce those cash flows and the selections of an appropriate discount rate. Changes in such estimates could change the amounts allocated to individual identifiable assets, the lives over which the assigned values are amortized and the amounts allocated to goodwill. While the Company believes its assumptions are reasonable, if different assumptions were made, the purchase price allocation and the estimated useful lives of amortizable assets could differ substantially from the reported amounts.
Results of operations for acquired entities are included in the Company’s results of operations from the date of acquisition.
Foreign Currency Translation
Assets and liabilities of the Company’s wholly-owned subsidiaries are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at average exchange rates for the year. These translation adjustments are recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations.
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
At December 31, 2006, the Company held cash of approximately $2.4 million that is restricted as to its use as compared to approximately $592,000 in 2005. The restricted cash represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer.
In the Company’s consolidated statement of cash flows for the year ended December 31, 2006, the Company changed the classification of changes in restricted cash balances to present such changes as an operating activity. The Company previously presented such changes as an investing activity. In the accompanying consolidated statements of cash flows for the year 2005, the Company reclassified changes in restricted cash balances to be consistent with the Company’s 2006 presentation, which resulted in a

$293,000 increase in operating cash flows and a corresponding decrease in investing cash flows from the amounts previously reported
Available-for-Sale Securities
Investments purchased with initial maturities greater than three months are classified as available-for-sale securities and consist of highly liquid debt securities. These securities are stated in the Consolidated Financial Statements at market value. The Company’s investments represent the investment of cash available for current operations and are therefore classified as current assets in the Consolidated Balance Sheets. Realized gains and losses are included in the Consolidated Statements of Operations, calculated based on a specific identification basis. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders’ equity. The Company had no available-for-sale securities at December 31, 2006, compared to $10.7 million at December 31, 2005. The Company sold its existing available-for-sale securities in August 2006 to help finance the purchase of CRL Clinical Services.
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
Direct costs consist of compensation and related fringe benefits for project-related associates, unreimbursed project-related costs and an allocated portion of indirect costs including facilities, information systems and other costs. Selling, general and administrative costs are charged to expense as incurred.
Amendments to contracts resulting in revisions to revenues and costs are recognized in the period in which the revisions are negotiated. Included in accounts receivable are unbilled accounts receivable, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.
Concentration of Credit Risk
Accounts receivable represent amounts due from customers that are concentrated mainly in the biopharmaceutical industry. The concentration of credit risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. The Company monitors the creditworthiness of its customers. Refer to Note 16 for additional information regarding revenue concentration.
Long-Lived Assets
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed over estimated useful lives of five to fifty years using the straight-line method. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the remaining term of the underlying lease. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and the related accumulated depreciation are relieved and any gains or losses are reflected in the Consolidated Statements of Operations.
Useful lives by asset category can vary based on the nature of the asset purchased. The following represents the maximum useful lives for the below categories of assets:

Furniture and Fixtures	10 years
Equipment and Software	5 years
Leasehold Improvements	Lesser of estimated life of asset or lease term
Buildings	50 years
Capital Lease Assets	Lesser of estimated life of asset or lease term

Equipment under capital leases is recorded at the present value of future minimum lease payments and is amortized over the estimated useful lives of the assets, not to exceed the terms of the related leases. Accumulated amortization on equipment under capital leases was $1.7 million and $2.0 million at December 31, 2006, and 2005, respectively.
The Company capitalizes costs incurred internally to develop software used primarily in the Company’s proprietary clinical trial and data management systems, and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed five years. Software costs included in the consolidated balance sheets at December 31, 2006, and 2005 were $15.8 million and $16.0 million, respectively. The related accumulated amortization at December 31, 2006, and 2005 was $14.0 million and $12.9 million, respectively.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property, plant and equipment, software and investments are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.
Derivatives
From time to time, the Company may use derivative instruments to manage exposure to interest rates. Derivatives meeting the hedge criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, are recorded in the Consolidated Balance Sheet at fair value at each balance sheet date. When the derivative is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment and classifies the hedge as a cash flow hedge or a fair value hedge. If the hedge is determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss). Changes in the value of fair value hedges are recorded in results of operations. In July 2002, the Company entered into an interest rate swap agreement to fix the interest rate on its $15 million term loan. The swap was designated as a cash flow hedge. The Company terminated the swap in the second quarter of 2006 in conjunction with paying off the term loan. In February 2007, the Company entered into a hedge agreement to fix the interest rate on a portion of the debt via an interest rate swap/collar arrangement. The hedge agreement does not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations.
Marketing and Advertising Costs
Marketing and advertising costs include costs incurred to promote the Company’s business. Marketing and advertising costs are expensed as incurred. Advertising expense incurred by the Company in 2006, 2005 and 2004 was $2.0 million, $1.9 million and $0.6 million, respectively.
Investigator and Project Costs
In addition to various contract costs previously described, the Company incurs costs, in excess of contract amounts, which are reimbursable by its customers. Emerging Issues Task Force (EITF) 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” requires the Company to include amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms, so the Company recognizes these costs as part of net service revenues and direct costs.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.
The weighted average shares used in computing net income per diluted share have been calculated as follows:

Net Income Per Share Data

(in thousands)	2006	2005	2004
Weighted average common shares outstanding	14,323	13,572	13,166
Stock options and non-vested restricted shares	439	548	225

Weighted average shares	14,762	14,120	13,391
Options to purchase approximately 30,000, 240,000 and 1.4 million shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.
Income Taxes
The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. Other subsidiaries of the Company file tax returns in their local jurisdictions.
The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted.
The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities and for tax benefit carryforwards using enacted tax rates in effect in the year in which the differences are expected to reverse. Management provides valuation allowances against deferred tax assets for amounts that are not considered more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, and has considered the implementation of prudent and feasible tax planning strategies.
At December 31, 2006, the Company has recorded a net deferred tax asset of $7.7 million. Further detail on the Company’s deferred tax assets and valuation allowances is contained in footnote 12, Income Taxes.
The Company believes it has a reasonable basis in the tax law for all of the positions it takes in the various tax returns it files. However, in recognition of the fact that (i) various taxing authorities may take opposing views on some issues, (ii) the cost and risk of litigation in sustaining the positions that the Company has taken on various returns might be significant, and (iii) the taxing authorities may prevail in their attempts to overturn such positions, the Company maintains tax reserves, which are established for amounts that are judged to be probable liabilities based on the definition presented in SFAS No. 5. These tax reserves cover a variety of issues and involve numerous taxing jurisdictions. When necessary, periodic adjustments are made to reserves to reflect the lapsing of statutes of limitations or other relevant factual developments.
Stock Options
Effective January 1, 2006, the Company began accounting for stock-based incentive programs under Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” SFAS 123(R) superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. The Company adopted the provisions of SFAS 123(R) for all share-based payments granted after January 1, 2006, and for all awards granted to employees prior to January 1, 2006, that remain unvested on January 1, 2006. The Company adopted SFAS 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The Company uses the straight-line method of recording compensation expense relative to share-based payment.
The weighted average fair value of the options granted in 2006, 2005 and 2004 was estimated as $18.79, $9.21 and $4.34, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Divided yield	0%	0%	0%
Expected volatility	56.2%	55.6%	67.5%
Risk-free interest rate	4.9%	3.7%	3.7%
Expected term	5.9 years	4.7 years	5.0 years

The expected volatility is based on the Company’s stock price over a historical period, which approximates the expected term. The risk free interest rate is based on the implied yield in U.S. Treasury issues with a remaining term approximating the expected term. The expected term is calculated as the historical weighted average life of similar awards.
The adoption of SFAS 123(R) resulted in stock-based compensation expense related to stock options of approximately $1.5 million in 2006. The stock-based compensation expense caused net income in 2006 to decrease by approximately $1.1 million and basic and diluted earnings per share to decrease by $0.08 per share. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Income as the majority of the stock option expense related to options granted to executives.
As of December 31, 2006, there was $1.3 million of total unrecognized compensation cost, $1.295 million relating to options and $19,000 relating to restricted stock related to non-vested share-based payment plans. The cost is expected to be recognized over a weighted average period of 1.8 years for options and five months for restricted stock.
In addition, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $898,000 during 2006.
On May 12, 2005, the Compensation Committee amended the vesting schedule for a total of approximately 140,000 options outstanding that met the following criteria:
1)	Outstanding/unvested as of May 12, 2005

2)	Have an option price greater than $11.73 (fair market value on May 12, 2005)

3)	Were granted between May 1, 2001, and May 1, 2002
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
Prior to 2006, the Company had accounted for stock options issued in accordance with Accounting Principles Board Option (APB) No. 25, “Accounting for Stock Issued to Employees.”
Had the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” for expense recognition purposes, the amount of compensation expense that would have been recognized in 2005 and 2004 would have been $4.8 million and $3.9 million, respectively. Approximately $2.2 million of the $4.8 million in compensation expense that would have been recognized for the year ended December 31, 2005, resulted from the amendment made to the vesting schedule. The Company’s pro forma net income (loss) and pro forma net income (loss) per basic and diluted share for 2005 and 2004 would have been reduced to the amounts below:

(in thousands, except per share data)	2005	2004
Pro forma net income
As reported	$10,674	$3,572
Less: pro forma adjustment for stock-based compensation, net of tax	(3,739)	(3,015)

Pro forma net income	6,935	557

Pro forma net income per diluted share
As reported	0.76	0.27
Pro forma	0.49	0.04

Effect of pro forma expense	(0.27)	(0.23)

Pro forma net income per basic share
As reported	0.79	0.27
Pro forma	0.51	0.04

Effect of pro forma expense	(0.28)	(0.23)
Restricted/Unrestricted Stock
Restricted stock also may be granted pursuant to the 1997 Plan. Restricted shares typically vest ratably over a three-year period, with shares restricted from transfer until vesting. In 2006, 2005 and 2004 the Company granted 250, 0 and 18,000 shares of restricted stock. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock also may be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of unrestricted Common Stock in 2006. No shares of unrestricted stock were granted in 2005 and 2004.
Compensation expense related to restricted and unrestricted stock awards was as follows:
Compensation Expense (in thousands)

	Year Ended December 31,
	2006	2005	2004
Restricted stock	$57	$78	$71
Unrestricted stock	336	—	—

Total stock-based compensation	$393	$78	$71
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157“) “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new, single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured are required to be the company’s fiscal year end. SFAS 158 is effective as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS 158 did not have an impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006, and addresses consideration and treatment of material financial statement errors that should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of the provisions of SAB 108 did not have an impact on the Company’s consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Kendle will adopt FIN 48 as of January 1, 2007, as required. The Company continues to evaluate the impact of the adoption of FIN 48. The cumulative impact of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a range of share-based compensation arrangements, including share options, restricted stock plans, performance-based awards, share appreciation rights and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS

123(R). The effective date of the new standard under these new rules for the Company’s Consolidated Financial Statements was January 1, 2006. The Company adopted SFAS 123(R) on January 1, 2006, using the modified prospective method in which compensation expense is recognized based on the requirement of SFAS 123(R) for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006. In the twelve months ended December 31, 2006, the Company recorded approximately $1.5 million related to the expensing of options under SFAS 123.
2. AVAILABLE-FOR-SALE SECURITIES:
The fair value of available-for-sale securities is estimated based on quoted market prices. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short term, even though the stated maturity date may be one year or more beyond the current balance sheet date. The Company had no available-for-sale securities at December 31, 2006, compared to $10.7 million at December 31, 2005. The Company sold its existing available-for-sale securities in August 2006 to help finance the purchase of CRL Clinical Services. The following is a summary as of December 31, 2005, of available-for-sale securities by contractual maturity where applicable (in thousands):

	Amortized	Unrealized	Fair
Available-for-Sale Securities:	Cost	Gain (Loss)	Value
Corporate-backed securities:
Maturing in 1 year or less	$8,667	$(27)	$8,640
Maturing after 1 year through 5 years	818	(12)	806
Maturing after 10 years	—	—	—
Government-backed securities:
Maturing in 1 year or less	—	—	—
Maturing after 1 year through 5 years	530	—	530
Maturing after 10 years	750	—	750

12/31/05 Totals	$10,765	$(39)	$10,726

Proceeds from the sales or maturities of investments in securities were $17.9 million, $9.1 million and $7.9 million in 2006, 2005 and 2004, respectively. Gross losses realized on the sale of available-for-sale securities were approximately $34,000 during 2006. There were no gross losses realized on these sales for the years ended December 31, 2005, and 2004.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, available-for-sale securities, amounts outstanding under credit facility, and notes payable approximate their fair value.
4. ACCOUNTS RECEIVABLE:
Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be collected within one year.

(in thousands)
December 31,	2006	2005
Billed	$64,125	$40,388
Unbilled	58,555	24,724

	$122,680	$65,112

The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might cause collection problems. The balance in allowance for doubtful accounts receivable was as follows:

(in thousands)
Balance at 12/31/03	$533
Invoice write-offs	(436)
Additional expense	149

Balance at 12/31/04	$246
Invoice write-offs	(90)
Additional expense	1,901

Balance at 12/31/05	$2,057
Invoice write-offs	(1,754)
Additional expense	250

Balance at 12/31/06	$553
In the fourth quarter of 2005, the Company recorded a bad debt reserve of approximately $1.7 million associated with one study being conducted in the United Kingdom. In the third quarter of 2006, the receivable was deemed uncollectible and was written-off.
5. PROPERTY AND EQUIPMENT:
Property and equipment is summarized as follows:

(in thousands)
December 31,	2006	2005
Furnishings, equipment and other	$63,290	$48,186
Equipment under capital leases	2,168	2,723
Less: accumulated depreciation and amortization	(42,434)	(35,825)

Property and equipment, net	$23,024	$15,084

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $6.0 million, $5.1 million and $5.3 million, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS:
In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, the Company discontinued the amortization of goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.
In accordance with SFAS No. 142, goodwill is evaluated on an annual basis for impairment at the reporting unit level. Such evaluation is based on a two-step test starting with a comparison of the carrying amount of the reporting unit to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second phase of the test measures the impairment.
In 2006, the Company has tested goodwill based on its two reporting units, Early Stage and Late Stage. The Company analyzed goodwill for impairment by comparing the carrying amounts of the reporting units to the fair values of the reporting units. The fair values of the reporting units were calculated based on the Income Approach which uses discounted cash flows as well as public information regarding the market capitalization of the Company. Prior to 2006, the Company had been managed in one reportable unit as discussed in Note 16 to the Consolidated Financial Statements.
The Company completed the testing in the fourth quarter of 2006. The fair value of the reporting units exceeded the carrying value, resulting in no goodwill impairment for 2006. Similarly, the analysis in the fourth quarter of 2005 resulted in no goodwill impairment.
Non-amortizable intangible assets at December 31, 2006, and December 31, 2005, are comprised of:

(in thousands)	Goodwill
Balance at 12/31/04	$26,003
Additional amount acquired	—
Foreign currency fluctuations	(1,539)
Tax benefit to reduce goodwill	(389)

Balance at 12/31/05	$24,075
Additional amount acquired	204,735
Foreign currency fluctuations	1,140
Tax benefit to reduce goodwill	(352)

Balance at 12/31/06	$229,598
The Company has an intangible asset representing one customer relationship acquired in the Company’s acquisition of CPR. The value of this customer relationship had been $15 million prior to the fourth quarter of 2006 and the useful life had been designated as indefinite. Due to declining revenue from this customer in 2006 and the declining revenue projected for 2007 and future years, the Company determined that the asset was impaired and recorded an $8.2 million impairment charge in 2006. Effective January 1, 2007, the Company has assigned a 23-year useful life to the customer relationship due to changes in a number of the conditions around the relationship, including the Company’s decision to market its services to additional customers in the future.
In April 2006, the Company acquired approximately $300,000 of goodwill as a result of its acquisition of International Clinical Research Limited (“IC-Research”) and related companies. Approximately $100,000 of the goodwill and the full amount of the intangible asset acquired in the acquisition are deductible for income tax purposes over a 15-year period.
The Company acquired approximately $204.4 million of goodwill in August 2006 resulting from the acquisition of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc (“CRL Clinical Services”). The goodwill and the intangible asset acquired in the acquisition are not deductible for income tax purposes.
Goodwill and other intangible assets consisted of the following:

	(a)
	As of December 31,
(in thousands)	2006	2005
Goodwill	$229,598	$24,075

Amortizable intangible assets:
Carrying amount:
Customer relationships	18,000	15,400
Non-compete agreements	460	460
Completed technology	2,600	—
Backlog	6,200	—
Internally developed software (b)	16,039	16,228

Total carrying amount	$43,299	$32,088
Accumulated Amortization:
Customer relationships	(682)	(90)
Non-compete agreements	(374)	(259)
Completed technology	(205)	—
Backlog	(1,772)	—
Internally developed software	(14,228)	(13,089)

Total accumulated amortization	$(17,261)	$(13,438)

Net amortizable assets	26,038	18,650

Total goodwill and intangible assets	$255,636	$42,725

(a)	As disclosed in the paragraphs preceding this table, a $15 million customer relationship intangible was determined to be impaired in 2006. The Company recorded an $8.2 million impairment charge and changed the asset’s designation from indefinite to finite-lived.

(b)	Internally developed software is contained in Other Assets in the Company’s Consolidated Balance Sheets.

Amortizable intangible assets at December 31, 2006, and December 31, 2005, are composed of:

	(a)				Internally
	Customer	Non-Compete	Completed		Developed
(in thousands)	Relationships	Agreements	Technology	Backlog	Software
Balance at 12/31/04	$15,346	$317	$—	$—	$5,097
Additional amounts acquired	—	—	—	—	233
Dispositions	—	—	—	—	(68)
2005 amortization	(37)	(115)	—	—	(2,123)

Balance at 12/31/05	$15,309	$202	$—	$—	$3,139
Additional amounts acquired	10,800	—	2,600	6,200	90
Intangible impairment charge	(8,200)	—	—	—	—
Dispositions	—	—	—	—	(50)
2006 amortization	(592)	(115)	(205)	(1,772)	(1,368)

Balance at 12/31/06	$17,317	$87	$2,395	$4,428	$1,811

(a)	As disclosed in the paragraphs preceding this table, a $15 million customer relationship intangible was determined to be impaired in 2006. The Company recorded an $8.2 million impairment charge and changed the asset’s designation from indefinite to finite-lived.
Amortization expense in 2004 on intangible assets was $3.1 million, approximately $2.9 million of which was related to amortization of internally developed software.
The weighted-average useful life of the Company’s Customer Relationship intangible assets is approximately 15 years.
The weighted-average useful life of the Company’s Non-Compete Agreements intangible asset is approximately 4 years.
Completed technology represents proprietary technology acquired in the Company’s August 2006 acquisition of CRL Clinical Services. Value was assigned to the completed technology based on the technology directly related to revenue generation or profit enhancement. The value was calculated using an income approach, which assumes that the value of the technology is equivalent to the present value of the future stream of economic benefits that can be derived from its ownership. A useful life of five years for the intangible asset was determined by estimating the remaining useful life of the technology acquired.
Backlog represents backlog acquired in the Company’s August 2006 acquisition of CRL Clinical Services. Value was assigned to backlog by evaluating the expected future economic operating income generated by the backlog. The useful life of the backlog of approximately 7 years was determined by evaluating the remaining life of the contracts that compose the backlog acquired.
Internally-developed software is included in other assets within the consolidated financial statements. The Company typically amortizes internally-developed software over a 5 year useful life.
Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
2007	$5,626
2008	$4,091
2009	$3,125
2010	$2,431
2011	$2,261
Thereafter	$8,504
For further detail regarding the amortizable assets acquired in 2006, see Note 13, Acquisitions.

7. OTHER ACCRUED LIABILITIES:
Other accrued liabilities at December 31, 2006, and 2005, consisted of the following:

(in thousands)
December 31,	2006	2005
Accrued compensation and related payroll withholdings and taxes	$13,177	$7,447
Amounts payable — book overdraft	34	89
Other	17,289	7,899

	$30,500	$15,435

8. DEBT:
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (the “Facility”).
The Facility is comprised of a $200 million term loan that matures in August 2012 and a $25 million revolving credit loan that expires in August 2011. The Company has the right to request an increase of up to $15.0 million in the revolving loan amount. The Facility is guaranteed by certain of the Company’s subsidiaries.
The term loan has mandatory principal payments of $500,000 per quarter beginning with the fourth quarter of 2006. In addition, at the end of each fiscal year commencing with the fiscal year ending December 31, 2007, the Company must prepay 50% of its excess cash flow for the year (as defined in the Facility).
Interest on the term loan is variable based on a LIBOR rate plus an applicable margin. The applicable margin is currently at 2.75% and will vary based on the leverage ratio (as defined in the agreement) of the Company. The interest rate in effect on the term loan for the fourth quarter of 2006 was approximately 8.10%. Within 210 days of the closing of the credit agreement (by March 16, 2007), the Company must enter into a hedge agreement to fix the interest rate on at least 40% of the outstanding amount of the term loan for a minimum of three years. The original agreement mandated that the Company obtain interest rate protection in 120 days, but this date was amended to 210 days. In February 2007, the Company entered into a hedge agreement to fix the interest rate on a portion of the debt via an interest rate swap/collar arrangement. The hedge agreement does not qualify for hedge accounting treatment under SFAS No. 133, and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations.
Interest on the revolving loan is also based on a LIBOR rate plus an applicable margin.
The Facility contains various affirmative and negative covenants, including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. The Company is in compliance with the financial covenants contained in the Facility as of December 31, 2006.
The Company incurred debt issuance costs of approximately $5.6 million related to the Facility. Debt issuance costs are presented as a component of Other Assets in the Company’s Consolidated Balance Sheet and are amortized over the life of the term loan or revolving credit loan.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
At December 31, 2006, no amounts were outstanding under the Company’s revolving credit loan, $199.5 million was outstanding under the term loan and no amounts were outstanding under the $5.0 million Multicurrency Facility.
With the acquisition of CPR in 2002, the Company entered into a $6.0 million convertible note payable to the shareholders of CPR. The principal balance was convertible at the holders’ option into 314,243 shares of the Company’s Common Stock at any time through January 29, 2005 (the Maturity Date). If the note had not been converted at the Maturity Date, the Company had the option to extend the Maturity Date of the note for another three years. The note bore interest at an annual rate of 3.80% from January 29, 2002, through the Maturity Date. Interest was payable semi-annually.
In June 2003, the Company and the shareholders of CPR entered into Note Prepayment Agreements. Under the Note Prepayment Agreements, the Company agreed to satisfy its payment obligations under the $6.0 million convertible note by making a series of four payments between June 30, 2003, and January 10, 2005. The four payments were initiated either by the Company through the exercise of a “call” option or by the CPR shareholders through the exercise of a “put” option. Gains resulting from this early extinguishment of debt were recorded in the Company’s Consolidated Statements of Operations when payments were made by the Company. In the first quarter of 2005, the Company paid approximately $1.2 million to settle the remaining $1.5 million of the convertible note that was outstanding at December 31, 2004. A gain of $300,000 was recorded in the first quarter of 2005 in the Company’s Consolidated Statements of Operations. No amounts remain outstanding under this convertible note at December 31, 2005 or 2006. The total gains resulting from early extinguishment of debt since inception of the Note Prepayment Agreement were approximately $1.5 million.
In conjunction with the lease of a new facility in Durham, North Carolina, in December 2006 the Company entered into a standby Letter of Credit for $565,000 that expires in September of 2007 and will be renewable annually over the life of the lease. The Company is currently paying interest at a rate of 3.00% on the letter of credit. The interest rate will vary based on the Company’s leverage ratio as defined in the Facility agreement.
9. EMPLOYEE SEVERANCE AND OFFICE CONSOLIDATION COSTS:
In the first quarter of 2004, in order to align its resources to meet customer need and demand projections, the Company implemented a workforce realignment plan that resulted in a pre-tax charge of approximately $254,000 for severance and outplacement benefits. An additional $48,000 in net costs (composed of approximately $80,000 in additional costs offset by a reduction to the liability of approximately $32,000) was incurred in the second quarter of 2004 related to this plan. The workforce realignment plan affected approximately 3 percent of the Company’s North American workforce. Payments in 2004 totaled $302,000 and no amounts remained accrued at December 31, 2004.
In 2005, the Company recorded an additional $70,000 in costs related to on-going arbitration proceedings for an individual whose position was eliminated as a result of a realignment plan announced in August 2003. Payments in 2005 totaled $85,000 and no amounts remained accrued at December 31, 2005. Costs related to this program are reflected in the line item titled “Severance and Office Consolidation Costs” in the Company’s Consolidated Statements of Operations.

Employee
(in thousands)	Severance	Other	Total
Liability at December 31, 2004	$15	$—	$15
Amounts accrued	70	—	70
Amounts paid	(85)	—	(85)
Non-cash charge	—	—	—
Adjustment to liability	—	—	—

Liability at December 31, 2005	$—	$—	$—
Amounts accrued	—	—	—
Amounts paid	—	—	—
Non-cash charge	—	—	—
Adjustment to liability	—	—	—

Liability at December 31, 2006	$—	$—	$—

10. EMPLOYEE BENEFIT PLANS:
401(k) Plan
The Company maintains a 401(k) retirement plan covering substantially all U.S. associates who have completed at least six months of service and meet minimum age requirements. The Company makes a matching contribution of 50% of each participant’s contribution of up to 6% of salary. The Company’s matching contributions to this plan totaled approximately $1,375,000, $1,005,000 and $1,042,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the Purchase Plan) that is intended to provide eligible employees an opportunity to acquire the Company’s Common Stock. Participating employees have the option to purchase shares at 85% of the lower of the fair market value of the Common Stock on the first or last day of the Purchase Period. The Purchase Period is defined as the twelve-month period beginning on July 1 of each year. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors has reserved 500,000 shares of

Common Stock for issuance under the Purchase Plan. During 2006, 2005 and 2004, respectively, 28,226, 111,000 and 103,693 shares were purchased under the Purchase Plan. As of December 2005, the Plan was discontinued.
Stock Option and Stock Incentive Plan
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the 1997 Plan) that provides for the issuance of up to 1,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares and stock appreciation rights. In April 2000, shareholders approved an amendment to the 1997 Plan increasing the number of shares that can be issued to 3,000,000. Participation in the 1997 Plan is at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan can be granted after August 2007. A total of 46,000 stock options were granted during 2006.
Restricted stock also may be granted pursuant to the 1997 Plan. Restricted shares typically vest ratably over a three-year period, with shares restricted from transfer until vesting. In 2006, the Company granted 250 shares of restricted stock. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock may also be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of Common Stock in the first quarter of 2006. No additional shares of unrestricted stock were granted in 2006.
The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which 1,216,975 are available for grant at December 31, 2006.
The 1997 Plan replaced a similar plan under which 556 options were outstanding at December 31, 2006.
Aggregate stock option activity during 2006, 2005 and 2004 was as follows:

		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outsanding at 12/31/03	2,061,636	$11.26
Granted	289,000	6.80
Canceled	(313,070)	13.39
Exercised	(60,526)	1.71

Options outstanding at 12/31/04	1,977,040	10.54
Granted	51,500	11.80
Canceled	(197,583)	10.57
Exercised	(715,628)	10.52

Options outstanding at 12/31/05	1,115,329	10.60
Granted	46,000	32.66
Canceled	(77,649)	8.89
Exercised	(286,083)	12.32

Options outstanding at 12/31/06	797,597	$11.55	6.0	$9,215
Exercisable at 12/31/06	533,177	$12.99	5.6	$6,925
The intrinsic value of options exercised was approximately $5.7 million in 2006, $8.1 million in 2005 and $422,000 in 2004.
At December 31, 2005, the aggregate intrinsic value of options outstanding was $11.9 million and the aggregate intrinsic value of options exercisable was $8.5 million. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of the reporting date.

Options Outstanding

		Weighted Average	Weighted
Range of	Outstanding at	Remaining	Average
Exercise Price	December 31, 2006	Contractual Life	Exercise Price
$ 0.91—$ 3.39	556	0.04	$ 2.01
$ 3.40—$ 6.77	165,690	6.59	5.51
$ 6.78—$10.16	349,595	6.20	8.23
$10.17—$13.55	85,200	6.32	11.52
$13.56—$16.94	17,760	0.77	14.43
$16.95—$20.32	56,816	4.59	18.76
$20.33—$23.71	73,880	3.85	21.20
$23.72—$27.10	2,100	1.38	25.48
$27.11—$30.48	14,000	9.98	30.06
$30.49—$33.87	32,000	9.36	33.80

	797,597	6.02	$11.55
Options Exercisable

		Weighted
Range of	Exercisable at	Average
Exercise Price	December 31, 2006	Exercise Price
$ 0.91—$ 3.39	556	$ 2.01
$ 3.40—$ 6.77	71,670	5.40
$ 6.78—$10.16	208,795	8.38
$10.17—$13.55	71,600	11.58
$13.56—$16.94	17,760	14.43
$16.95—$20.32	56,816	18.76
$20.33—$23.71	73,880	21.20
$23.72—$27.10	2,100	25.48
$27.11—$30.48	—	—
$30.49—$33.87	30,000	33.87

	533,177	$12.99
At December 31, 2005, 652,570 options were exercisable with a weighted-average exercise price of $12.95. At December 31, 2004, 1,071,338 options were exercisable with a weighted-average exercise price of $11.36.
The Company has granted awards of restricted shares to certain executives pursuant to the 1997 Plan. Such shares generally vest ratably over a three-year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration.
A summary of restricted stock activity is as follows:
Restricted Stock

Shares
Outsanding at 12/31/03	10,667
Granted	18,000
Vested	(5,334)
Canceled	—

Outstanding at 12/31/04	23,333
Granted	—
Vested	(11,333)
Canceled	—

Outstanding at 12/31/05	12,000
Granted	250
Vested	(6,000)
Canceled	—

Outstanding at 12/31/06	6,250

The weighted-average per share fair value of restricted shares vested was $7.00 in 2004, $7.69 in 2005 and $8.30 in 2006. The weighted-average per share fair value of restricted shares granted was $8.30 in 2004 and $24.47 in 2006.
11. COMMITMENTS AND CONTINGENCIES:
Leases:
The Company leases facilities, office equipment and computers under agreements that are classified as either capital or operating leases. The leases have initial terms that range from two to seven years, with eight facility leases that have provisions to extend the leases for an additional three to five years. Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases with initial or remaining terms of one year or more, are as follows at December 31, 2006:

	Capital	Operating
(in thousands)	Leases	Leases
2007	$219	$14,370
2008	208	12,640
2009	142	9,629
2010	45	7,534
2011	35	4,815
thereafter	—	10,959

Total minimum lease payments	649	$59,947

Amounts representing interest	(50)

Present value of net minimum lease payments	599
Current portion	195

Obligations under capital leases, less current portion	$404

Rental expense under operating leases for 2006, 2005 and 2004 was $10.1 million, $7.6 million and $7.0, million, respectively.
Protective Compensation and Benefit Agreements:
The Company has entered into Protective Compensation and Benefit Agreements with certain associates, including all Executive Officers of the Company. These Agreements, subject to annual review by the Company’s Board of Directors, expire on the last day of the fiscal year, and are automatically extended in one-year increments unless canceled by the Company. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. At December 31, 2006, the maximum amount which could be required to be paid under these Agreements, if such events occur, is approximately $8.5 million.
Legal Proceedings:
In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.
Anti-takeover Provisions:
The Company has adopted a shareholder rights plan that may have anti-takeover effects which will make an acquisition of the Company by another company more difficult. The Company’s shareholder rights plan provides that, in the event any person or entity acquires 15% or more of the Company’s outstanding Common Stock, shareholders of the Company will be entitled to purchase shares of Common Stock, or in certain instances shares of the acquirer, at a discounted price. The rights are intended to discourage a significant share acquisition, merger or tender offer involving the Company’s Common Stock by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on a takeover attempt that a shareholder might consider to be in its best interests.

12. INCOME TAXES:
The provision for income taxes for the years ended December 31, 2006, 2005 and 2004, is as follows:

(in thousands)	2006	2005	2004
Current:
Federal	$2,131	$1,149	$(708)
State and local	314	(20)	(639)
Foreign	6,012	4,207	2,925

Subtotal	8,457	5,336	1,578
Deferred:
Federal	(4,252)	(95)	395
State and local	(336)	2,081	(114)
Foreign	621	(570)	233

Subtotal	(3,967)	1,416	514
Benefit applied to reduce goodwill	353	389	389

Total provision	$4,843	$7,141	$2,481

The sources of income (loss) before income taxes are presented as follows:

(in thousands)	2006	2005	2004
United States	$(7,062)	$6,055	$(529)
Foreign	20,435	11,760	6,582

Income before income taxes	$13,373	$17,815	$6,053

The Company’s consolidated effective income tax rate differed from the U.S. federal statutory income tax rate of 35% as set forth below:

	2006	2005	2004
Income tax expense at the U.S. federal statutory rate	35.0%	35.0%	35.0%
Effects of foreign taxes, net of foreign tax credits and deductions	(6.5)	2.2	13.9
State and local income taxes, net of federal benefit	0.1	7.8	(7.6)
Dutch operating loss carryforward- reversal of valuation allowance	—	(4.6)	—
Effects of repatriated foreign dividend	6.9	—	—
Other	0.7	(0.3)	(0.3)

Total	36.2%	40.1%	41.0%
A provision has not been made for U.S. or additional foreign taxes on the undistributed portion of earnings of foreign subsidiaries as those earnings have been permanently reinvested. The undistributed earnings of foreign subsidiaries approximate $18.5 million. Although the Company considers earnings of its foreign subsidiaries to be permanently reinvested, in 2006 earnings of $23.0 million net of taxes paid to the foreign jurisdiction were distributed in connection with a tax restructuring plan.
Components of the Company’s net deferred tax asset and liability included in the consolidated balance sheet at December 31, 2006, and 2005 are as follows:

(in thousands)	2006	2005
Deferred tax assets:
Compensation and employee benefits	$1,634	$294
Accrued expenses and other future deductible items	4,667	920
Foreign operating loss carryforward	14,050	3,819
State and local operating loss carryforward	1,055	781
Federal operating loss carryforward	—	639
Tax benefit of unrealized losses	—	23
Contributions carryforward	—	96
Capital loss carryforward	716	728
Foreign tax credit carryforward	2,402	47
Intangible assets	—	3,697
Unrealized foreign exchange losses	650	68
Depreciation and software costs	1,233	—
Stock option expense	357	—
Accounting method differences	925	317

Total deferred tax assets	27,689	11,429
Deferred tax liabilities:
Depreciation and software costs	—	1,312
Intangible assets	1,800	—
Deferred state income taxes	101	191

Total deferred tax liability	1,901	1,503

Valuation allowance	18,118	4,548

Total net deferred tax (asset)/liability	$(7,670)	$(5,378)

The current deferred tax assets of approximately $5.2 million at December 31, 2006 and $3.6 million at December 31, 2005 are reflected in Other Current Assets in the Company’s Consolidated Balance Sheet. The current deferred tax liabilities of approximately $760,000 at December 31, 2006 and $484,000 at December 31, 2005 are reflected in Other Accrued Liabilities in the Company’s Consolidated Balance Sheet.
The deferred tax asset for state and local operating loss carryforward of $1,055,000 relates to amounts that expire at various times from 2007 to 2027. The amount that will expire in 2007 is $2,000. A valuation allowance has been established for $233,000 of this tax asset based upon an assessment that it is more likely than not that realization cannot be assured in certain tax jurisdictions.
The Company has foreign operating loss carryforwards of $1.6 million with a recognized tax benefit of $417,000. Of this benefit, $13,000 will expire in 2011 and $404,000 can be carried forward indefinitely
The Company has foreign operating loss carryforwards of $45.7 million with a tax benefit of $13.6 million for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Of this benefit, $600,000 will expire at various times from 2008 to 2017 and $13.0 million can be carried forward indefinitely.
The Company has capital loss carryforwards of $2.0 million with a tax benefit of $716,000 for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. Of this tax benefit, $3,000 will expire in 2007, $708,000 will expire in 2008 and $5,000 will expire in 2010. The ultimate realization of this tax benefit is dependent upon the generation of sufficient capital gains within the carryforward periods.
The Company has foreign tax credit carryforwards with a tax benefit of $43,000 for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. This benefit can be carried forward indefinitely.
A valuation allowance has been established for other deferred tax assets of $3.5 million related to operations in foreign tax jurisdictions based upon an assessment that it is more likely than not that realization cannot be assured.
Yearly activity related to the Company’s valuation allowance is as follows:

	2006	2005	2004
Beginning balance	$4,548	$7,014	$5,865
Additions charged to expense	1,357	399	1,591
Additions attributable to acquisitions	12,739	—	—
Reductions from utilization and reassessments	(526)	(2,865)	(442)

Ending balance	$18,118	$4,548	$7,014
Income tax benefits related to stock option exercises and the employee stock purchase plan were $1.2 million, $2.0 million and $208,000 for 2006, 2005 and 2004, respectively, and have been shown as increases to additional paid-in capital.
The income tax costs (benefits) related to unrealized gains and losses in other comprehensive income components of shareholders’ equity were $0 in 2006, $(23,000) in 2005 and $(34,000) in 2004.
13. ACQUISITIONS:
Details pertaining to Company’s acquisitions in 2006 are listed below. The acquisitions have been accounted for using the purchase method of accounting.
2006:
Acquisition of International Clinical Research Limited and related companies:
In April 2006, the Company completed its acquisition of Latin America CRO International Clinical Research Limited (IC-Research) and its related companies. IC-Research is a leading CRO in Latin America with operations in Argentina, Brazil, Chile and Colombia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high-growth regions to deliver global clinical trials for its customers. IC-Research is part of the Company’s Late Stage segment.
The acquisition closed in April 2006. The aggregate purchase price was approximately $951,000 in cash, including acquisition costs. In addition, there is an earnout provision, with a maximum additional amount to be paid of $260,000 as well as an additional contingent payment of $100,000.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. A third party was used to assist the Company in valuing the intangible asset. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts, including the contingent payments referenced above.
     Purchase Price Allocation:

(in thousands)
Current assets	$170
Property, plant and equipment	9
Customer relationship intangible asset	500
Goodwill	322

Total assets acquired	1,001
Current liabilities	(50)

Net assets acquired	$951

Acquisition of Phase II-IV Clinical Services Business of Charles River Laboratories International, Inc.:
In August 2006, the Company completed its acquisition of 100% of the capital stock of Inveresk Research Inc., a Delaware corporation (“Inveresk”); Charles River Laboratories Clinical Services GmbH, a German limited liability company (“CRL Germany”); and Charles River Laboratories Clinical Services SRO (“CRL Czech Republic”), (Inveresk, CRL Germany and CRL Czech Republic, together with their respective subsidiaries, “CRL Clinical Services”). The acquisition supports the Company’s goal of strategic business expansion and diversification in high-growth regions to deliver global clinical trials for its customers. CRL Clinical Services is part of the Company’s Late Stage segment.

The acquisition closed in August 2006. The Company purchased CRL Clinical Services for $215.0 million in cash plus a preliminary working capital adjustment of $14.7 million in accordance with the terms and conditions of the Stock Purchase Agreement, as amended. In addition, the Company incurred $6.2 million in acquisition costs. The acquisition was financed with $200 million in debt and $35.9 million (inclusive of acquisition costs) of the Company’s existing cash and proceeds from available-for-sale securities. The Company capitalized $5.6 million of costs related to the debt issuance.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. A third party was used to assist the Company in valuing the intangible asset. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts, primarily related to the resolution of accrual estimates that were part of the assets acquired and liabilities assumed by the Company.
     Preliminary Purchase Price Allocation:

(in thousands)
Accounts receivable	$23,221
Other current assets	16,463
Property, plant and equipment	4,784
Other long-term assets	2,851
Customer relationship intangible asset	10,300
Completed technology intangible asset	2,600
Backlog intangible asset	6,200
Goodwill	204,413

Total assets acquired	270,832
Advanced billings	(10,264)
Other current liabilities	(11,737)
Other long-term liabilities	(12,920)

Total liabilities assumed	(34,921)

Net assets acquired	$235,911

For the acquisitions discussed above, results of operations are included in the Company’s Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisitions of International Clinical Research Limited and CRL Clinical Services occurred at the beginning of 2006 and 2005:

(in thousands, except per share data)	2006	2005
Net service revenues	$350,781	$313,926
Net income	2,158	8,246
Net income per diluted share	$0.15	$0.58
Weighted average shares	14,762	14,120
The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.
14. INVESTMENTS:
The Company has a 50%-owned joint venture investment in Beijing KendleWits Medical Consulting Co., Ltd. (KendleWits), a company located in China. This investment is accounted for under the equity method. To date, the Company has contributed approximately $750,000 for the capitalization of KendleWits. In the second quarter of 2003, the Company determined that its investment in KendleWits was permanently impaired and as a result recorded a $405,000 non-cash charge to reduce the carrying value of its investment to zero. Future capital investment needs will be dependent upon the on-going capitalization needs of

KendleWits and the Company’s willingness to provide additional capital. The Company is not obligated to make any additional investment in KendleWits and currently has no plans to do so.
15. RELATED PARTY TRANSACTIONS:
The Company made payments in 2006 totaling approximately $25,000 to a construction company owned by a relative of the Company’s primary shareholder, for construction and renovations at various Company locations. No such payments were made in 2004 or 2005.
The Company made payments in 2006 totaling approximately $4,000 to a law firm owned by the son of the Company’s primary shareholder, for professional services. No such payments were made in 2004 or 2005.
16. SEGMENT INFORMATION:
In the first quarter of 2006, the Company reorganized its business into two reportable segments, Early Stage and Late Stage. The reorganization was made to move the Company’s two Early stage units under a single leadership team and the segment reporting reflects the way in which management and the Company’s chief operating decision maker reviews the results of the business. The Early Stage business currently focuses on the Company’s Phase I operations, while Late Stage is comprised of contract services related to Phase II through IV clinical trials, regulatory affairs and biometrics offerings. Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal. Previously the Company had been managed in one reportable segment. The changes represent only reclassifications between segments and do not change the Company’s consolidated net service revenues, operating income, identifiable assets, capital expenditures and depreciation expense as reported in previous quarterly and annual filings. All operating segment information from prior periods presented in this document has been restated to reflect the segment reclassifications.

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Twelve months ended December 31, 2006
Net service revenues	$23,328	$254,954	$5,189		$283,471
Reimbursable out-of-pocket revenues	$—	$90,465	$—		$90,465

Total revenues	$23,328	$345,419	$5,189		$373,936
Operating Income (loss)	$(2,476)	$65,846	$(43,360)		$20,010
Total assets	$31,992	$370,527	$52,553	(a)	$455,072

Twelve months ended December 31, 2005
Net service revenues	$23,999	$174,622	$3,411		$202,032
Reimbursable out-of-pocket revenues	$—	$48,607	$—		$48,607

Total revenues	$23,999	$223,229	$3,411		$250,639
Operating Income (loss)	$7,648	$37,021	$(27,426)		$17,243
Total assets	$30,825	$94,156	$59,778	(a)	$184,759

Twelve months ended December 31, 2004
Net service revenues	$18,157	$151,070	$3,661		$172,888
Reimbursable out-of-pocket revenues	$—	$42,980	$—		$42,980

Total revenues	$18,157	$194,050	$3,661		$215,868
Operating Income (loss)	$5,183	$25,578	$(24,056)		$6,705
Total assets	$30,873	$90,141	$41,666	(a)	$162,680

(a)	Primarily comprised of cash, marketable securities and tax-related assets.

Financial information by geographic area is as follows:

(in thousands)	2006	2005	2004
Net service revenues
United States	$155,469	$110,456	$96,796
Non-North America	128,002	91,576	76,092

	$283,471	$202,032	$172,888

Identifiable assets
United States	$261,585	$134,759	$113,566
Non-North America	193,487	50,000	49,114

	$455,072	$184,759	$162,680

Net revenues from sponsors that accounted for more than 10% of the Company’s consolidated net revenues for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Sponsor A	12%	15%	20%
Sponsor A accounted for approximately 7%, 5% and 13% of the Company’s consolidated accounts receivable at December 31, 2006; December 31, 2005; and December 31, 2004; respectively.
17. QUARTERLY FINANCIAL DATA (unaudited):
(in thousands, except per share data)
Earnings per basic share as presented on the 2006 and 2005 income statements do not equal the sum of earnings per share for each quarter presented below due to rounding differences in each quarter.

Quarter	First	Second	Third	Fourth
2006
Net service revenues	$59,753	$62,086	$75,236	$86,396
Gross profit	28,929	28,131	34,295	39,290
* Income (loss) from operations	7,278	6,396	8,093	(1,757)
* Net income (loss)	4,899	4,289	3,997	(4,655)
* Net income (loss) per diluted share	0.33	0.29	0.27	(0.32)
* Net income (loss) per basic share	0.35	0.30	0.28	(0.32)
2005
Net service revenues	$47,687	$49,965	$51,581	$52,799
Gross profit	21,961	22,813	24,130	24,546
Income from operations	2,849	3,652	5,541	5,201
Net income	2,145	1,442	3,394	3,693
Net income per diluted share	0.16	0.10	0.24	0.25
Net income per basic share	0.16	0.11	0.25	0.26

(*)	The net loss from operations in the fourth quarter of 2006 includes an $8.2 million impairment charge on a customer relationship intangible asset acquired in the Company’s acquisition of CPR in 2002.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KENDLE INTERNATIONAL INC.

DATE SIGNED: March 16, 2007	/s/ Candace Kendle
Candace Kendle, PharmD
Chairman, CEO and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Candace Kendle	Chairman of the Board of	March 16, 2007
Candace Kendle, PharmD	Directors, Chief Executive Officer and Principal Executive Officer

/s/ Christopher C. Bergen	President, Chief Operating	March 16, 2007
Christopher C. Bergen	Officer and Director

/s/ Karl Brenkert III	Senior Vice President,	March 16, 2007
Karl Brenkert III	Chief Financial Officer and Principal Financial Accounting Officer

* G. Steven Geis, Ph.D., M.D.	Director	March 16, 2007

*	Director	March 16, 2007
Donald C. Harrison, M.D.

*	Director	March 16, 2007
Timothy E. Johnson, Ph.D.

*	Director	March 16, 2007
Frederick A. Russ, Ph.D.

*	Director	March 16, 2007
Robert C. Simpson

*	Director	March 16, 2007
Robert R. Buck

*	as Attorney In-Fact	March 16, 2007
Karl Brenkert III

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Filing Status
2.1	Stock Purchase Agreement dated July 1, 1997 by and among the Company and Shareholders of U-Gene Research B.V.	*

2.2	Escrow Agreement dated June 27, 1997 among the Company, Keating, Muething & Klekamp, P.L.L., Bio-Medical Research Holdings, B.V., Utrechtse Particatiemaatschappij B.V., P.J. Morrison, T.S. Schwarz, I.M. Hoepelman , Ph.K. Peterson, J. Remington, M. Rozenberg-Arska and L.G.W. Sterkman	*

2.3	Share Purchase Agreement dated July 2, 1997 by and among the Company and the Shareholders of GMI Gescellschaft für Angewandte Mathematick und Informatik mbH	*

2.4	Stock Purchase Agreement dated February 11, 1998 by and among the Company and the Shareholders of ACER/EXCEL Inc.	*

2.5	Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee, Jean C. Lee Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The Fifth Third Bank *

2.6	Registration Rights Agreement dated February 11, 1998 among the Company and Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota	*

2.7	Share Purchase Agreement dated December 23, 1998 by and among the Company and the Shareholders of Research Consultants (International) Holdings Limited	*

2.8	Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian Gregory Michael Roy Broomby and Peter Nightingale	*

2.9	Option Agreement dated September 9, 1998 by and between the Company and Component Software International, Inc.	*

2.10	Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998	*

2.11	Multi-Year Strategic Services Agreement dated January 20, 1999 by and between the Company and Component Software International, Inc.	*

2.12	Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of Health Care Communications, Inc.	*

2.13	Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of ESCLI S.A.	*

2.14	Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications (1991), Ltd.	*

2.15	Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder of Specialist Monitoring Services Limited	*

2.16	Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D., Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent	*

2.17	Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The Fifth Third Bank, as Escrow Agent	*

2.18	Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of SYNERmedica PTY Limited and SYNERmedica Unit Trust	*

2.19	Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders of AAC Consulting Group, Inc.	*

2.20	Form of Note Prepayment Agreement	*

2(a)	Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark	*

2(b)	Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical and Pharmacologic Research, Inc.	*

2.21	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006	*

Exhibit
Number	Description of Exhibit	Filing Status
3.1	Restated and Amended Articles of Incorporation	*

3.2	Amended and Restated Code of Regulations	*

3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares	*

4	Specimen Common Stock Certificate	*

4.1	Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third Bank, as Rights Agent	*

10.1	Amended and Restated Shareholders’ Agreement dated June 26, 1997	*

10.2	Master Lease Agreement dated November 27, 1996 by and between the Company and Bank One Leasing Corporation, as amended on April 18, 1997	*

10.6	Master Equipment Lease dated August 16, 1996 by and between the Company and The Fifth Third Leasing Company	*

10.7	Lease Agreement dated December 9, 1991 by and between the Company and Carew Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996, January 29, 1997, and February 16, 1999	*

10.8	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan	*

10.9	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen	*

10.10	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney	*

10.11	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders	*

10.12	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman	*

10.13	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck	*

10.14	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price	*

10.15	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above and filed previously.	*

10.16	Credit Agreement dated as of August 16, 2006 by and among the Company, certain subsidiary Guarantors, various Lenders, UBS Securities LLC, as Sole Lead Arranger and Sole Bookrunner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, and KeyBank National Association, LaSalle Bank N.A. and National City Bank, as Co-Documentation Agents.	*

(a) First Amended and Restated Credit Agreement dated as of December 11, 2006 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent
W

10.17	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc.	*

10.20	MANAGEMENT CONTRACTS AND COMPENSATION PLANS

	(a) 1995 Stock Option and Stock Incentive Plan	*

	(b) 1995 Stock Option and Stock Incentive Plan —Individual Stock Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))	*

	(c) 1997 Stock Option and Stock Incentive Plan	*

	(c)(1) Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan	*

	(c)(2) Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan	*

	(c)(3) Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan	*

	(c)(4) Form of Restricted Stock Award Agreement	*

Exhibit
Number	Description of Exhibit	Filing Status
	(d) Form of Protective Compensation and Benefit Agreement	*

	(e) 1998 Employee Stock Purchase Plan	*

	(e)(1) Amendment No. 1 to 1998 Employee Stock Purchase Plan	*

	(e)(2) Amendment No. 2 to 1998 Employee Stock Purchase Plan	*

	(e)(3) Amendment No. 3 to 1998 Employee Stock Purchase Plan	*

	(e)(4) Amendment No. 4 to 1998 Employee Stock Purchase Plan	*

	(e)(5) Amendment No. 5 to 1998 Employee Stock Purchase Plan	*

	(n) 2003 Directors Compensation Plan	*

14	Code of Ethics	*

21	List of Subsidiaries	W

23.1	Consent of Deloitte & Touche LLP	W

24	Powers of Attorney	W

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	W

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	W

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer	W

32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer	W

Filing
Status	Description of Exhibit
*	Incorporated by reference — See Item 15

W	Filed herewith