Form 10-K/A
period 2006-12-31
KENDLE INTERNATIONAL INC
filed 2007-03-21
CIK 1039151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-23019

KENDLE INTERNATIONAL INC.

Ohio	IRS Employer ID No. 31-1274091
(State or other jurisdiction of incorporation or organization)

441 Vine Street, 1200 Carew Tower

Cincinnati, Ohio 45202

513-381-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐.    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒.    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐     Accelerated filer ☒    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐.    No  ☒

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

Documents Incorporated by Reference

None.

Kendle International Inc.

Form 10-K/A Annual Report

For the Fiscal Year Ended December 31, 2006

Signatures

EX-31.1

EX-31.2

EX-32.1

EX-32.2

Explanatory Note

On March 16, 2007, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Since we anticipate filing a Form S-3 Registration Statement before the date we file our definitive proxy statement, we are filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K which would otherwise have been incorporated by reference from such proxy statement.

Pursuant to Rule 12b–15 under the Securities Exchange Act of 1934, as amended, we have set forth the complete text of each item of our originally filed annual report affected by this amendment.

This Annual Report on Form 10-K/A contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Kendle International Inc. (the “Company”). See the section titled “Risk Factors” in the original Form 10-K filed March 16, 2007 for further information. The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company’s Directors is set forth below:

Candace Kendle, Pharm.D., 60, co-founded the business in 1981 and has served as the Company’s Chief Executive Officer since its incorporation. Dr. Kendle has been Chairman of the Board since 1991. From 1979 through 1981, she served as Clinical Associate Professor of Pediatrics at The University of Pennsylvania School of Medicine; Clinical Assistant Professor at Philadelphia College of Pharmacy and Sciences; and Director, Department of Pharmacy, The Children’s Hospital of Philadelphia. She serves as a director of H. J. Heinz Company, a food products manufacturer. She has published more than 15 scientific articles. She is the wife of Christopher C. Bergen, President and Chief Operating Officer of the Company.

Christopher C. Bergen, 56, co-founded the business in 1981 and since the Company’s incorporation has served as a director and its President and Chief Operating Officer. From 1977 to 1981, Mr. Bergen served in various capacities at The Children’s Hospital of Philadelphia, most recently as Associate Vice President. He is the husband of Candace Kendle, Chairman and Chief Executive Officer of the Company.

Robert R. Buck, 59, has served as a director of the Company since June 2003 and formerly served as a director of the Company from 1998 through August 2002. Mr. Buck currently serves as President and Chief Executive Officer of Beacon Roofing Supply, Inc. and Chairman of its Board of Directors. From 1982 through January 2003, he served in a number of management and senior management positions with Cintas Corporation, most recently as President of its Uniform Rental Division. He serves as a director of Multi-Color Corporation, a provider of decorating solutions and packaging services.

G. Steven Geis, Ph.D., M.D., 55, has served as a director of the Company since November 2002. Now retired, Dr. Geis served in a number of management and senior management positions with Pharmacia & Upjohn Company from 1985 to July 2002. He most recently served as Group Vice President: Arthritis, Cardiovascular and Oncology Clinical Development from March 2001 to July 2002 and Vice President: Arthritis Clinical Development from August 1998 through March 2001. He has authored or co-authored numerous journal articles covering several therapeutic areas.

Donald C. Harrison, M.D., 73, has served as a director of the Company since November 2001. Dr. Harrison is Senior Vice President and Provost for Health Affairs Emeritus at University of Cincinnati. He formerly served as the Senior Vice President and Provost for Health Affairs at University of Cincinnati from 1986 through 2002 and also served as the Chief Executive Officer of the University of Cincinnati Medical Center. He serves as a director of AtriCure, Inc., a medical device company. He also is a practicing cardiologist on a part-time basis and since 2004 has been a general partner in Charter Life Sciences, a California-based venture capital firm for which he manages the Cincinnati office. His professional experience includes 26 years at Stanford University School of Medicine and Stanford University Hospital, where he was Chief of Cardiology from 1967 to 1986. He is past national President of the American Heart Association and has served as a director for several not-for-profit organizations. He also serves as a director for several start-up, privately owned medical device and biotechnology companies.

Timothy E. Johnson, Ph.D., 64, has served as a director of the Company since November 2002. Dr. Johnson is a financial and investment consultant and has served as President of Johnson Investment Counsel, Inc. since 1965. Johnson Investment Counsel, Inc. is a registered investment adviser and manages portfolio assets for endowments, foundations, corporations, individuals and pension and profit sharing plans. He also serves as a Professor of Finance at University of Cincinnati where he has taught since 1970. He serves as a director or trustee for several civic and nonprofit organizations. He has written several articles on investment and financial management.

Frederick A. Russ, Ph.D., 62, has served as a director of the Company since November 2002. Dr. Russ has served as the Senior Vice Provost for University of Cincinnati since October 1, 2004. From 1994 through September 2004, he served as the Dean of the College of Business Administration at University of Cincinnati. He serves on the Board of Directors of Charles & Colvard, Ltd., a manufacturer and supplier of specialty jewelry, and formerly served as its non-executive Chairman of the Board. He also serves as a director for the Economics Center for Education & Research. He has co-authored three textbooks and has written numerous articles on marketing strategy and the behavior of consumers and sales personnel.

On March 7, 2007, after almost seven years as a member of the Board, Mr. Simpson informed the Company of his intention not to stand for re-election at this year’s Annual Meeting of Shareholders. No successor to Mr. Simpson’s director position has been appointed at this time. Mr. Simpson will continue to serve as a Director and as a member of the Management Development and Compensation Committee and the Audit Committee for the remainder of his current term. Mr. Simpson’s decision not to stand for re-election is not attributable to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Information about Mr. Simpson is set forth below:

Robert C. Simpson, 75, has served as a director of the Company since July 2001. Now retired, Mr. Simpson has more than 40 years of global drug development experience. Most recently, he was Group President and Director of West Pharmaceutical Services, Inc., a manufacturer of specialty packaging products for the healthcare industry. He worked for West Pharmaceutical from 1978 to 1991. Prior to 1978, he spent 20 years with Pfizer Inc., serving in a number of senior management positions, including Executive Vice President of European Operations.

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

Background information regarding Dr. Kendle and Mr. Bergen is set forth in the preceding subsection titled “Directors of the Company”. Background information regarding Mr. Brenkert and Mr. Higginbotham is set forth in footnote numbers 3 and 4, respectively, to the table within the section titled “Securities Ownership of Management” contained in this Form 10-K/A. This information is incorporated herein by reference. Martha R. Feller was chosen to become an executive officer in the capacity of Senior Vice President, Global Clinical Development on February 21, 2007. Dr. Feller previously served as the Company’s Vice President, Global Clinical Development-North America from February 9, 2004 to February 21, 2007. Dr. Feller previously was employed by Proctor and Gamble Pharmaceuticals.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock to file reports of ownership with the Securities and Exchange Commission (the “Commission”) and to furnish the Company with copies of these reports. Based solely upon its review of reports received, or upon written representation from certain reporting persons that no reports were required, the Company believes that during 2006 all filing requirements were met.

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

AUDIT COMMITTEE

The Board of Directors has established an Audit Committee to assist the Board in discharging its responsibilities. The members of the Audit Committee are as follows: Mr. Buck (Chairman), Dr. Johnson, and Mr. Simpson. The Board has designated Mr. Buck as an “Audit Committee financial expert” as defined by rules of the Securities and Exchange Commission. All members of the Audit Committee are deemed “independent.”

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives

The Company’s executive compensation program is designed to attract and retain highly qualified officers and to maximize shareholder value through rewarding and recognizing the Named Executive Officers listed in the Summary Compensation Table for both individual contributions and overall Company performance. The program, which includes objective and subjective criteria, aligns compensation for Named Executive Officers with the achievement of strategic business goals that promote the long-term financial growth of the Company.

Under the direction of the Company’s Chief Executive Officer, the Company has implemented and continues to refine the Kendle Performance System. The Kendle Performance System includes a performance tracking system that measures the Company’s business performance against pre-established corporate imperatives in four functional areas – finance, customer, operations and personnel – and several metrics and indicators within each of these functional areas. The Named Executive Officers and all other employees throughout the Company maintain responsibility for scorecards created using the metrics within each of the functional areas. Scorecard results from lower management levels impact the scorecards for the Named Executive Officers and the top-level scorecard, for which the Chairman and CEO is responsible. The Company’s management believes that success in each of the functional areas is interrelated and that the metrics tracked under each of the functional areas are designed to promote success in the functional area and enhance achievement of metrics in other functional areas. For example, employee retention promotes customer satisfaction and sales growth and affects operating margin through efficiency. With respect to the top-level scorecard, for which the Chairman and CEO is responsible, sample metrics under each of the functional areas are as follows:

Functional Area	Sample Metrics and Indicators for 2006*
Finance	Revenue Growth, Overhead, Operating Margin, Earnings Per Share

Customer	Sales Growth, Proposal Hit Rate, Sales per Therapeutic Area

Operations	Utilization, Milestone Achievements for Customers, Standards Compliance, Customer Satisfaction, Customer Loyalty

Personnel	Employee Recruitment, Employee Retention, Development Training, Organizational Development, Career/Succession Planning

*	Metrics and indicators are revised as necessary to track business performance against imperatives in the four functional areas.

The Board, as well as the Management Development and Compensation Committee (the “Compensation Committee”), regularly reviews the scorecards for the Named Executive Officers. During these reviews, the Named Executive Officers report on action plans to address any metrics that are not being achieved. Achievement by a Named Executive Officer of any or all applicable metrics does not result directly in any specific compensation adjustments, cash bonus or equity awards. However, achievement of metrics is considered with other factors when the Compensation Committee considers compensation adjustments, cash bonus or other awards.

Elements of Named Executive Officer Compensation

The key elements of the Company’s executive compensation program consist of base salary and bonus. Named Executive Officers also are eligible for equity awards, including stock options and awards of Common Stock, under the 1997 Stock Option and Stock Incentive Plan and receive awards under this plan from time to time. Each of these elements is discussed below.

Base Salary

The Company’s management and the Compensation Committee believe that base compensation is an important component in attracting and retaining key talent that contributes to the long-term success of the Company. The Compensation Committee may determine to adjust base compensation of Named Executive Officers for performance reasons or due to market factors. The Company competes in a highly competitive market for talent, so market pressures are monitored regularly. The competition includes a wide range of companies in the biopharmaceutical industry, including the Company’s competitors and biopharmaceutical companies. Qualified employees and Named Executive Officers to lead the Company are imperative to meet Company objectives and manage growth. Company objectives and growth management issues including the following:

•	Pursuit of larger project awards from customers who are seeking worldwide capabilities from service providers;

•	Continued expansion of the Company’s geographic coverage to meet customer demands;

•	Expansion of the Company’s workforce from approximately 1,900 employees at December 31, 2005 to approximately 3,050 employees at December 31, 2006;

•	Continued growth in Company sales and revenues; and

•	Emphasis on continued improvement in the Company’s operating margins through process improvements.

The Compensation Committee generally reviews compensation, including base salary, of the Named Executive Officers at a meeting held in February or March of each year with adjustments, if any, becoming effective with the pay period beginning on or about April 1. This schedule aligns with the Company-wide compensation review process. During these reviews, the Compensation Committee considers both merit increases and potential market adjustments and reviews management’s recommendations against the pay practices for executive officers of comparable companies, including available data from the Company’s direct competitors. The Compensation Committee and management over the past several reviews identified a shortfall between the Company’s compensation practices, including specifically base compensation, versus pay practices indicated through market data. In early 2006, the Compensation Committee met with management for the annual compensation review and discussed the historical and ongoing shortfall affecting the ability to attract and retain Named Executive Officers. The Compensation Committee and management further discussed how this shortfall created a Company-wide salary compression issue that negatively affected hiring and retention of key employees and managers necessary to achieve the Company’s growth and objectives discussed above. At that meeting, the Compensation Committee agreed to address the matter later in 2006 and, at meetings held in August and November 2006, reviewed the following compensation data provided by compensation specialists from the Company’s Human Resources department:

•	Median base salary data reported for approximately 114 biotech companies with 150-499 employees;

•	Median base salary data reported for approximately 157 biotech companies with 500 or more employees;

•	Median base salary data reported for biotech companies with revenues from $200 million to $999 million; and

•	Publicly available information from the Company’s direct competitors, which include Covance, Inc., Omnicare, Inc., Pharmaceutical Product Development, Inc., Parexel, and PRA International.

The Compensation Committee and management selected the above data for two primary reasons. First, the biotech industry represents the source of a majority of the Company’s employee candidates, including the Named Executive Officers. The Company’s primary business is clinical drug development, and a substantial number of the Company’s employees must have experience in this area. The Named Executive Officers are expected to attract, manage and retain employees in this particular line of business. Second, the data cuts are chosen based on available data cuts from the third party source of the data. The Company has approximately 3,050 employees, a number greater than the smaller data cut of 150-499 employees, but management and the Compensation Committee recognized that the Company’s employee base is not as large as many of the companies included in the data cut for companies with greater than 500 employees. Management and the Compensation Committee then examined an average of the median compensation for the two data cuts. Management and the Compensation Committee did not feel that the number of reporting companies in the data cut based on revenue and the number of direct competitors that publicly report compensation data yielded a statistically meaningful number. However, management and the Compensation Committee used this data as an additional source of information.

During the Compensation Committee’s 2006 compensation review, the Committee also reviewed all components of compensation, including base pay, cash bonus opportunities, and other incentives in the form of stock options, and other equity awards, and considered performance factors, including information from the performance scorecards. During this review, the Compensation Committee determined that the performance metrics were being substantially achieved by each of the Named Executive Officers and approved market adjustments to the salaries of the Named Executive Officers to increase base salaries to the average of the median salaries reported in the salary survey. The Compensation Committee determined that this adjustment addressed issues related to recruitment and retention of Named Executive Officers and eased salary compression issues. The Compensation Committee further determined that this adjustment maintained incentives for the Named Executive Officers to perform at a high level to achieve performance bonus awards based on Company performance.

Bonus

The Company’s management believes that incentive compensation through cash bonuses creates a powerful incentive for the Company’s employees, including the Named Executive Officers, to achieve goals that promote the long-term success of the Company. The Company’s management designed a bonus opportunity that requires both Company success and individual performance. As discussed in more detail below, Company success is defined by operating margin. Achievement of a target operating margin is a prerequisite to the determination of a bonus pool and bonus availability for any of the Company’s employees, including Named Executive Officers. However, individual contributions of the Named Executive Officers are an important factor in determining such individual’s bonus awards.

The Company’s employees are assigned target awards, expressed as a percentage of base salary, that are payable upon achievement of applicable performance criteria and subject to the discretion of the Company’s management or, with respect to Named Executive Officers, the Compensation Committee. The Chairman and Chief Executive officer and the President and Chief Operating Officer have target bonus opportunities of 45% and 40% of base salary, respectively. The remaining Named Executive Officers have target bonus opportunities of 30% of base salary. Employees throughout the Company also are assigned target bonus opportunities based on position level. The aggregate, maximum bonus opportunity for all Company employees for a full fiscal year represents the target bonus pool for the Company. The Company’s operating margin determines the actual bonus pool as follows:

Period-End Operating Margin (1)	% of Target Bonus Pool Available (2)
10%	30%
11%	40%
12%	50%
13%	60%
14%	70%
15%	80%
16%	90%
17%	100%

(1)	At the discretion of the Company and the Board, bonuses may be made available at only year-end or at other increments, such as semi-annually as discussed below. Additionally, the period-end operating margin may be adjusted at the discretion of the Board of Directors, with recommendations from management, based on certain one-time charges.
(2)	The target bonus pool represents the aggregate, maximum bonus opportunity for all Company employees for a full fiscal year. If bonuses are made available in other increments, such as semi-annually, the target bonus pool is adjusted for each payout.

The Company’s management selected operating margin as the primary factor for the actual bonus pool because operating margin is a primary indicator of the financial success of the Company’s operations, and allows the Company to compare its financial performance to the financial performance of its competitors. These operating margin targets were selected after reviewing performance of the Company’s competitors and the past performance of the Company. Management believes that achievement of a 17% operating margin would make the Company’s performance consistent with or better than the top-performing companies in the industry. However, no bonus awards are available if the operating margin is less than 10%, which management deems to be outside the range of acceptable performance. The Company’s management intends to reevaluate and, if necessary, adjust these operating margin targets as suggested by competitor performance and Company performance.

After the actual bonus pool is calculated and approved by the Board, the Company’s management awards cash bonuses to each of the Company’s employees, and the Compensation Committee reviews and approves cash bonus awards to the Named Executive Officers. Using performance scorecards and other subjective factors, management awards a bonus to any given employee subject to the performance of that employee’s business unit and based on that employee’s performance. For Named Executive Officers, the Chairman and Chief Executive Officer prepares bonus recommendations based on criteria used to award bonuses to Company employees. The Compensation Committee reviews these recommendations and determines whether to approve the recommended bonuses after reviewing both Company performance and individual performance. In all cases, a bonus payout to any employee, including any Named Executive Officer, is discretionary. Named Executive Officers have no separate bonus pool and are paid out of the actual bonus pool. The Company does not have a plan that mandates any particular bonus payouts for any of the Named Executive Officers.

In 2005 and 2006, the Company’s management with the approval of the Board determined to make bonus opportunities available to employees, including the Named Executive Officers, twice per year to reward employees closer to the time of performance. Mid-year bonuses are based on the same criteria discussed above and subject to Company performance through the first six months of the calendar year. Payouts for mid-year bonuses occur in August or September. Full-year bonuses are based on individual and Company performance for the entire calendar year and are paid after the close of the calendar year. If mid-year bonuses are paid, the bonus pool for each payout is adjusted by dividing the target bonus pool by two. The mid-year bonus is not intended to materially increase the yearly bonus pool. However, none of the Company’s employees, including the Named Executive Officers, is required to disgorge any mid-year bonus compensation if the Company’s performance during the second half of the year would be insufficient for a year-end bonus payout. The Company is under no obligation to employees, including the Named Executive Officers, to make a mid-year or other bonus opportunity available.

Stock Options, Restricted Stock Awards and Other Performance Awards

Under the Company’s 1997 Stock Option and Stock Incentive Plan, the Compensation Committee may grant stock options, restricted and unrestricted stock awards and other performance awards to the Company’s employees, including the Named Executive Officers. Neither this plan nor any other compensation arrangements mandate any specific awards for Named Executive Officers.

The Compensation Committee believes that equity and option awards align the focus of employees, including the Named Executive Officers, with the interests of shareholders. On the recommendation of management on a case-by-case basis, the Compensation Committee has made equity awards and granted stock options to Named Executive Officers for recruiting and retention purposes. In particular, the Compensation Committee has approved awards in connection with the recruitment of Mr. Brenkert and Mr. Higginbotham. Furthermore, the Compensation Committee approved restricted stock and other equity awards to the Named Executive Officers to make their compensation packages competitive. The Compensation Committee and management also recognize that each of Dr. Kendle and Mr. Bergen hold over 5% of the outstanding shares of the Company and that their interests inherently are aligned with shareholders. Therefore, the Compensation Committee and management have not made stock option grants and other equity awards a substantial component of compensation for these two individuals.

Generally, the practice of the Compensation Committee is to make stock option awards to the Named Executive Officers once per year, and to other eligible employees once per quarter. The date of the award corresponds with the date of the Committee meeting, or if no meeting is scheduled, the date by which the last signature of an action by written consent is received. Under the current plans, stock options are granted with an exercise price equal to the average of the high and low trading prices on the date of the award.

Tax Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each Named Executive Officer. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. The Company’s 1997 Stock Option and Stock Incentive Plan is designed to qualify under the compensation requirements of this provision. The Compensation Committee believes that compensation paid to the Named Executive Officers for 2006 is properly deductible under Section 162(m); however, no assurance can be made in this regard.

Except to the extent specifically provided otherwise by the Compensation Committee, compensation paid to the Company’s Named Executive Officers is intended to satisfy the requirements of Section 409A (and the Treasury Department guidance and regulations issued thereunder) to avoid the imposition of any additional taxes or penalties under Section 409A. If the Compensation Committee determines that an award, award agreement, payment, distribution, deferral election, transaction or any other action or arrangement would, if undertaken, cause a recipient to become subject to any additional taxes or other penalties under Section 409A, then unless the Compensation Committee specifically provides otherwise, such award, award agreement, payment, distribution, deferral election, transaction or other action or arrangement shall not be given effect to the extent it causes such result and the related provisions of the award agreement will be deemed modified, or, if necessary, suspended in order to comply with the requirements of Section 409A to the extent determined appropriate by the Compensation Committee, in each case without the consent of or notice to the recipient.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Submitted by the Management Development and Compensation Committee of the Board of Directors

G. Steven Geis
Frederick A. Russ
Robert C. Simpson

SUMMARY COMPENSATION TABLE

The following table summarizes the aggregate compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006. Such compensation includes amounts paid by the Company for the years indicated. Bonuses are for the year shown, regardless of when paid.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (2) (e)	Option Awards ($) (2) (f)	All Other Compensation ($) (i)		Total ($) (j)
Dr. Candace Kendle Chairman and Chief Executive Officer (Principal Executive Officer)	2006	$383,259	(1)	$141,038	$17,162	—		$541,459
Christopher C. Bergen President and Chief Operating Officer	2006	$328,083	(1)	$83,075	$17,162	$16,616	(3)	$444,936
Simon S. Higginbotham Vice President and Chief Marketing Officer	2006	$240,596	(1)	$62,770	$13,631	—		$316,997
Karl Brenkert III Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	2006	$230,065	(1)	$65,537	$11,853	—		$307,455

(1)	The amounts to be shown in the Bonus column are the amounts earned, but which have not been determined by the Compensation Committee at the time of the preparation of this table. We expect that the amounts to be shown in the Bonus column will be determined in the beginning of the second quarter of 2007, and we will then disclose such amounts on a Current Report on Form 8-K within four business days of the determination.
(2)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R, for stock awards and stock option awards, respectively. Assumptions used in the calculation of these amounts are included in Note 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
(3)	Amount represents the expense to the Company for life insurance premiums.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(1)	(j)	(k)	(l)
Dr. Candace Kendle	03/13/06							4,200			$131,817
Christopher C. Bergen	03/13/06							2,500			$78,463
Simon S. Higginbotham	03/13/06							2,000			$62,770
Karl Brenkert III	03/13/06							2,000			$62,770

(1)	These unrestricted stock awards were made to the Named Executive Officers on March 13, 2006, pursuant to the 1997 Stock Option and Stock Incentive Plan, and are shown in this year’s Summary Compensation Table in the column titled “Stock Awards.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the number of shares covered by exercisable and unexercisable options, unvested stock, and equity incentive plan awards for each of the named executive officers as of December 31, 2006.

	Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e) (1)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Candace Kendle	2,250 200 200 300 300 8,000 240 4,500	2,000 60 3,000	(3) (4) (5)		$ $ $ $ $ $ $ $	14.00 23.56 10.53 8.70 20.425 9.625 8.30 3.945	08/22/2007 09/01/2008 09/01/2009 09/01/2010 09/01/2011 07/16/2012 09/01/2012 04/01/2013	3,333	(6)	$104,822.85
Christopher C. Bergen	2,000 200 200 300 300 8,000 240 4,500	2,000 60 3,000	(3) (4) (5)		$ $ $ $ $ $ $ $	14.00 23.56 10.53 8.70 20.425 9.625 8.30 3.945	08/22/2007 09/01/2008 09/01/2009 09/01/2010 09/01/2011 07/16/2012 09/01/2012 04/01/2013	1,666	(6)	$52,395.70
Simon S. Higginbotham	—	9,000	(7)			$7.67	06/18/2014	—		—
Karl Brenkert III	6,000 3,000	4,000 2,000	(8) (5)		$ $	7.725 3.945	02/07/2013 04/01/2013	1,000	(6)	$31,450

(1)	Under the 1997 Stock Option and Stock Incentive Plan, the exercise price of the option is based upon the average of the highest and lowest quoted selling prices on the Nasdaq Global Select Market on the date of grant.
(2)	The market value of unvested stock is based on the closing market price of $31.45 for the Company’s Common Stock on December 29, 2006, multiplied by the number of shares listed in column (g).
(3)	The shares underlying this portion of the option vest on July 16, 2007.
(4)	The shares underlying this portion of the option vest on September 1, 2007.
(5)	The shares underlying this portion of the option vest in 1/2 increments on April 1 of 2007 and 2008.
(6)	These shares vest on May 1, 2007.
(7)	The shares underlying this portion of the option vest in 1/3 increments on June 18 of 2007, 2008 and 2009.
(8)	The securities underlying this portion of the option vest in 1/2 share increments on February 7 of 2007 and 2008.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized On Vesting ($) (e)
Candace Kendle	0	0	7,533	$255,005
Christopher C. Bergen	0	0	4,167	$140,075
Simon S. Higginbotham	6,000	$154,829	2,000	$62,770
Karl Brenkert III	0	0	3,000	$99,730

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company has entered into Protective Compensation and Benefit Agreements with certain employees, including each of the Named Executive Officers of the Company. These agreements are subject to annual review by the Company’s Board of Directors and, upon their respective termination dates, automatically will be extended in one-year increments unless cancelled by the Company at the direction of the Board. With respect to the Named Executive Officers, the “double-trigger” agreements provide for specified benefits, including two years’ compensation and other benefits described below, upon a change in control followed by certain other events. A change in control includes the following: acquisition of 33 1/3% of the Company’s outstanding voting securities; certain changes to the composition of the Company’s incumbent Board of Directors such that at least two-thirds of the Board is not comprised of the incumbent Board or individuals approved by the incumbent Board; and merger, consolidation or reorganization unless the incumbent Board comprises two-thirds of the combined corporation’s Board and the Company’s shareholders comprise at least 67% of the voting power of the combined corporation. Upon a change in control, one of the following events would be required to occur before a Named Executive Officer would be entitled to any benefits from a Protective Compensation and Benefit Agreement:

•

Within 12 months of the change in control, a Named Executive Officer voluntarily resigns for “good reason.” Good Reason includes the following: (1) circumstances render the Named Executive Officer unable to carry out performance of the officer’s authorities, powers, functions, responsibilities or duties, and the circumstances are not remedied within 10 days; (2) the Named Executive Officer’s salary is reduced; (3) the Named Executive Officer’s bonus opportunity is reduced or targets are changed in a manner that negatively affects bonus opportunity; (4) the Named Executive Officer is required to work in a place that is greater than 30 miles from the place of business prior to the change in control; (5) the Named Executive Officer’s business-related travel materially increases; (6) the Named Executive Officer receives a reduced number of annual vacation days; and (7) the Company or a successor materially breaches the Protective Compensation and Benefit Agreement or refuses to assume obligations under the agreement.

•

Within 24 months of the change in control, a Named Executive Officer is terminated for any reason, except death, “disability” or “cause”. Under the agreement, disability requires a Named Executive Officer to be unable to perform his or her job on a full-time basis for a period of 12 consecutive months. Under the agreement, a termination for cause means that the officer was convicted of a felony, committed an act of fraud or embezzlement against the Company, or committed a willful and substantial violation of established written policy.

The following table describes the potential payments and benefits to which the Named Executive Officers would be entitled upon the happening of the following events: (i) voluntary retirement, (ii) involuntary termination, and (iii) voluntary resignation from employment for “good reason” within twelve months of a change in control, or involuntarily terminated by the Company, other than due to death, “disability,” or “cause,” within twenty-four months of a change in control.

Name	Cash Severance Payment (1)	Continuation of Medical/ Welfare Benefits (2)	Outplacement Benefits (3)	Acceleration and Continuation of Equity Awards (unamortized expensed as of 12/31/2006) (4)	Excise Tax Gross-Up (5)	Total Termination Benefits
Candace Kendle
• Voluntary retirement	0	0	0	$20,298.07	0	$20,298.07
• Involuntary termination	0	0	0	$20,298.07	0	$20,298.07
• Resign w/ good reason w/n 12 months of change in control (CIC), or w/o cause termination w/n 24 months of CIC	$1,110,170.00	$21,413.76	$15,000.00	$20,298.07	$372,503.00	$1,539,384.83

Christopher C. Bergen
• Voluntary retirement	0	0	0	$15,686.03	0	$15,686.03
• Involuntary termination	0	0	0	$15,686.03	0	$15,686.03
• Resign w/ good reason w/n 12 months of CIC, or w/o cause termination w/n 24 months of CIC	$838,647.00	$21,413.76	$15,000.00	$15,686.03	0	$890,746.79

Simon S. Higginbotham
• Voluntary retirement	0	0	0	0	0	0
• Involuntary termination	0	0	0	0	0	0
• Resign w/ good reason w/n 12 months of CIC, or w/o cause termination w/n 24 months of CIC	$581,344.00	$21,413.76	$15,000.00	$34,079.25	0	$651,837.01

Karl Brenkert III
• Voluntary retirement	0	0	0	0	0	0
• Involuntary termination	0	0	0	0	0	0
• Resign w/ good reason w/n 12 months of CIC, or w/o cause termination w/n 24 months of CIC	$620,197.00	$21,413.76	$15,000.00	$16,795.60	$245,698.00	$919,104.36

(1)	Cash severance payment equals: 2.0 times the sum of (a) annual base salary (including any deferrals) immediately preceding the date of the change in control, and (b) a bonus amount that equals the average bonus for the two fiscal years immediately preceding the fiscal year in which the change in control occurs. This amount is paid in a cash lump sum no later than 30 days after the date of the termination of such officer’s employment.

(2)	This amount is an estimate based on 2006 employee costs for family coverage under the Company’s medical plan plus employee costs for dental insurance. The estimate reflects that the employee is entitled to receive this benefit for two years from the date of termination.
(3)	This amount represents the maximum benefit that a recipient is entitled to receive under the agreement.
(4)	The amount in this column represents the previously unamortized expense that could be recognized in connection with the acceleration of unvested stock options and other equity awards. Acceleration of such awards could occur in two ways: (i) the officer’s retirement qualifies for immediate vesting under the 1997 Stock Option and Stock Incentive Plan (the “1997 Plan”), and (ii) the Compensation Committee approves the immediate vesting in the event of a change in control. Under the 1997 Plan, all employees are entitled to immediate vesting of options and other awards upon the retirement of the employee. “Retirement” is defined as any employee who is at least 65 years of age, or 55 years of age with at least 10 years of service. Dr. Kendle and Mr. Bergen would qualify for immediate vesting of their options and other awards upon their retirement because they each meet the definition of retirement under the 1997 Plan. As Messrs. Higginbotham and Brenkert do not presently meet the definition of retirement under the Plan, the amounts recognized for each of them in this column are based on the assumption that the Compensation Committee would approve immediate vesting of the awards held by such officer in the event of a change-in-control.
(5)	Upon a change in control, Named Executive Officers may be subject to certain excise taxes under Section 280G of the Internal Revenue Code. The Company has agreed to reimburse such officers for those excise taxes, if any, as well as any income and excise taxes payable by the executive as a result of any reimbursements for the 280G excise taxes. The amounts in the table are based on the following assumptions: (i) for all Named Executive Officers, a 280G excise tax rate of 20 percent, a statutory 35 percent federal income tax rate, and a 1.45 percent Medicare tax rate, (ii) a 6.87 percent state income tax rate for Mr. Brenkert (an Ohio resident), and no state income tax rate for Dr. Kendle (a Florida resident), and (iii) accelerated vesting of stock options and other equity awards as further described in footnote 4 above.

The Protective Compensation and Benefit Agreements for Named Executive Officers also include the following terms and conditions:

•	The Company is required to pay legal fees and related expenses incurred by a Named Executive Officer seeking or enforcing his or her rights under the agreement.
•	Named Executive Officers will receive a lump sum cash payment for any accrued but unused vacation time.
•	Named Executive Officers will be eligible for pro-rata portion of any bonus amounts for the year in which the termination occurs.
•	Named Executive Officers will not be entitled to severance payments under Company severance policies in addition to the benefits set forth in the Protective Compensation and Benefit Agreement.

Each Named Executive Officer also entered into a Non-Disclosure, Proprietary Rights and Non-Compete Agreement (“Non-Compete Agreement”) in connection with the Protective Compensation and Benefit Agreement. The Non-Compete Agreements restrict Named Executive Officers from certain activities that could harm the Company due to the sensitive information learned by a Named Executive Officer in connection with his or her services. In particular, following a voluntary or involuntary termination, a Named Executive Officer:

•	For 12 months, will not perform directly or indirectly services for a competitor of the Company;

•	For 24 months, will not solicit the Company’s customers or induce any customer to stop doing business with the Company;

•	Will not disclose confidential information;

•	For 24 months, will not solicit Company employees or induce employees to leave the Company; and

•	For 24 months, will not induce medical professionals or patients involved with the Company’s contract research to cease working with the Company or work with a competitor of the Company.

None of the foregoing limitations, except the obligation of confidentiality, will apply to a Named Executive Officer who voluntarily terminates his or her employment for “good reason”. Under a Non-Compete Agreement, the definition of “good reason” is substantially similar to the definition of the same term under the Protective Compensation and Benefit Agreements.

COMPENSATION OF DIRECTORS

Directors who are employees of the Company are not separately compensated for serving as directors. Directors who are not employees of the Company receive compensation in the form of cash retainers, shares of Common Stock and options to purchase shares of Common Stock, all of which are described in more detail below. The Nominating Committee reviews and makes recommendations with respect to Director compensation.

Non-employee directors are paid retainers of $3,000 for each Board meeting attended and $1,500 for each committee meeting attended. Their compensation is paid quarterly, in arrears, in the form of cash and shares of Common Stock in lieu of cash under the 2003 Directors’ Compensation Plan. This plan specifies that non-employee directors will receive cash for fifty percent (50%) of the total retainer owed and shares of Common Stock in lieu of cash for the balance of the retainer owed.

In addition to compensation under the 2003 Directors’ Compensation Plan, directors are eligible to receive non-qualified, immediately exercisable options to purchase shares of Common Stock under the Company’s 1997 Stock Option and Stock Incentive Plan. Under this plan, each non-employee director is granted an option to purchase 5,000 shares of Common Stock on the date of the director’s first election or appointment to serve on the Board. Upon each annual election to the Board thereafter, a director will receive an option to purchase such number of shares of Common Stock, if any, as determined by the Board. In 2006, the Board approved a grant of options to purchase 5,000 shares of Common Stock to each non-employee director who was elected to the Board at the 2006 Annual Meeting of Shareholders. The exercise price for these options is the fair market value of Common Stock on the grant date. The 1997 Stock Option and Stock Incentive Plan expires in August 2007. The Nominating Committee expects to make a recommendation for this component of Director compensation in connection with an ongoing review of Director compensation and proposed adoption of a new plan.

2006 DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (1)(2) (c)	Option Awards ($) (3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Robert R. Buck	$17,250	$17,250	$99,762				$134,262
G. Steven Geis	$14,250	$14,250	$99,762				$128,262
Donald C. Harrison	$10,500	$10,500	$99,762				$120,762
Timothy E. Johnson	$17,250	$17,250	$99,762				$134,262
Frederick A. Russ	$12,750	$12,750	$99,762				$125,262
Robert C. Simpson (4)	$18,750	$18,750	$99,762				$137,262

(1)	The amounts shown in this column represent the dollar amount expensed at fair value for financial statement reporting purposes with respect to fiscal year 2006, as determined pursuant to FAS 123R. Under the 2003 Directors’ Compensation Plan and its predecessor plan, director’s fees are paid with a combination of cash and shares of Company stock in lieu of cash. Aggregate stock awards at December 31, 2006, were the following:

Director Name	Aggregate Stock Awards
Robert R. Buck	4,417
G. Steven Geis	3,533
Donald C. Harrison	4,276
Timothy E. Johnson	4,276
Frederick A. Russ	3,828
Robert C. Simpson	5,230

(2)	The grant date fair value of equity awards granted in 2006 computed in accordance with FAS 123R is set forth in the table below. Under the 2003 Directors’ Compensation Plan, these shares are issued quarterly, in arrears, at a price equal to the average last sale price for the last ten trading days of the quarter (e.g., “Q1 Fair Value”). The “grant date fair value” for purposes of this table is calculated by multiplying the number of shares awarded per quarter with the closing market price of the Company’s stock on the date of grant.

	Buck		Geis		Harrison		Johnson		Russ		Simpson
• Q1 Fair Value • Q1 Grant Date Fair Value	$ $	3,000.00 3,044.16	$ $	3,000.00 3,044.16	$ $	2,250.00 2,283.12	$ $	3,000.00 3,044.16	$ $	3,000.00 3,044.16	$ $	3,750.00 3,805.20
• Q2 Fair Value • Q2 Grant Date Fair Value	$ $	7,500.00 7,463.39	$ $	6,000.00 5,963.57	$ $	4,500.00 4,463.75	$ $	7,500.00 7,463.39	$ $	4,500.00 4,463.75	$ $	7,500.00 7,463.39
• Q3 Fair Value • Q3 Grant Date Fair Value	$ $	3,000.00 2,808.60	$ $	2,250.00 2,114.00	$ $	1,500.00 1,419.40	$ $	3,000.00 2,808.60	$ $	2,250.00 2,114.00	$ $	3,750.00 3,533.40
• Q4 Fair Value • Q4 Grant Date Fair Value	$ $	3,750.00 3,782.00	$ $	3,000.00 3,050.00	$ $	2,250.00 2,287.50	$ $	3,750.00 3,782.00	$ $	3,000.00 3,050.00	$ $	3,750.00 3,782.00

(3)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006, as determined pursuant to FAS 123R. A discussion of the assumptions used in calculating these values may be found in Note 1 on page F-10 to the Company’s Annual Report on Form 10-K filed March 16, 2007. Aggregate option awards outstanding at December 31, 2006, were the following:

Director Name	Aggregate Option Awards
Robert R. Buck	20,000
G. Steven Geis	20,000
Donald C. Harrison	30,000
Timothy E. Johnson	25,000
Frederick A. Russ	25,000
Robert C. Simpson	30,000

(4)	On March 7, 2007, Mr. Simpson informed the Company of his intention not to stand for re-election at this year’s Annual Meeting of Shareholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Management Development and Compensation Committee in 2006 were G. Steven Geis, Frederick A. Russ and Robert C. Simpson. None of these members:

•	Has ever been an officer or employee of the Company;
•	Is or was a participant in any “related person” transaction in 2006 (see Item 13 of this Form 10-K for a description of our policy on related person transactions); or
•	Is an executive officer of another entity, at which one of our executive officers serves on the board of directors.

No Named Executive Officer of the Company serves as a director or as a member of a committee of any company of which any of the Company’s non-employee directors are executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents summary information at December 31, 2006, with respect to all of the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders . . .	797,597	$11.55	1,216,975
Equity compensation plans not approved by security holders	—	—	—
Total . . . . . .	797,597	$11.55	1,216,975

(1)	Excludes the 2003 Directors’ Compensation Plan under which no options, warrants or rights are granted. This plan has been approved by shareholders for up to 75,000 shares.

SECURITIES OWNERSHIP

Principal Shareholders

The following shareholders are the only persons known by the Company to own beneficially at least five percent (5%) of its outstanding Common Stock as of March 1, 2007:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Candace Kendle (2) 1200 Carew Tower 441 Vine St Cincinnati, OH 45202	944,382	6.55%

Common Stock	Christopher C. Bergen (3) 1200 Carew Tower 441 Vine St Cincinnati, OH 45202	768,251	5.33%

Common Stock	Independence Investments LLC (4) 160 Federal Street Boston, MA 02110	934,900	6.49%

Common Stock	Thompson, Siegel & Walmsley, Inc. (4) 5000 Monument Avenue Richmond, VA 23230	791,567	5.49%

Common Stock	Nicholas Applegate Capital Management LLC (4) 600 West Broadway, 29th Floor San Diego, CA 92101	721,304	5.00%

(1)	For each of Dr. Kendle and Mr. Bergen, percentages for each such owner are based on the following: (i) 14,426,610 shares of Common Stock issued and outstanding as of March 1, 2007; plus (ii) shares of Common Stock that such owner has the right to acquire within 60 days of March 1, 2007, pursuant to the exercise of stock options. For the other beneficial owners listed in the table, the percentages listed reflect disclosures in the Schedule 13G filed by each respective beneficial owner.
(2)	Dr. Kendle’s beneficial ownership includes: (i) 17,490 shares for which Dr. Kendle holds options exercisable within 60 days of March 1, 2007; (ii) restricted stock awards in the amount of 20,000 shares of Common Stock, 3,333 of which have not vested; (iii) 292,160 shares pledged as collateral with U.S. Bank, and (iv) 4,000 shares held by the CK Family Foundation, Inc. under which Dr. Kendle serves as sole trustee. Beneficial ownership for Dr. Kendle does not include Common Stock beneficially owned by Mr. Bergen, Dr. Kendle’s husband.
(3)	Mr. Bergen’s beneficial ownership includes: (i) 17,240 shares for which Mr. Bergen holds options exercisable within 60 days of March 1, 2007; (ii) restricted stock awards in the amount of 9,500 shares of Common Stock, 1,666 of which have not vested; (iii) 239,040 shares pledged as collateral with U.S. Bank; and (iv) 4,000 shares held by the CCB Family Foundation, Inc. under which Mr. Bergen serves as sole trustee. Beneficial ownership for Mr. Bergen does not include Common Stock beneficially owned by Dr. Kendle, Mr. Bergen’s wife.
(4)	The information provided of Independence Investments LLC and Thompson, Siegel & Walmsley, Inc. is taken from a Schedule 13G filed by such beneficial owner(s) with the Securities and Exchange Commission to report Common Stock ownership as of December 31, 2006. The information provided of Nicholas Applegate Capital Management LLC is taken from a Schedule 13G filed by such beneficial owner with the Securities and Exchange Commission to report Common Stock ownership as of December 31, 2005. The Schedule 13G for each respective beneficial owner(s) also included the following information with respect to the nature of ownership of the Common Stock:

Beneficial Owner	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power
Thompson, Siegel & Walmsley, Inc.	650,367	141,200	791,567	0
Independence Investments, LLC	744,100	0	934,900	0
Nicholas Applegate Capital Management LLC	454,400	266,904	454,400	0

Securities Ownership of Management

The following table sets forth certain information known to the Company with respect to beneficial ownership of Common Stock as of March 1, 2007, by each director and Named Executive (defined in the “Executive Compensation” section below) and by all directors and Named Executives as a group.

Title of Class	Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Options Exercisable Within 60 Days	Total Beneficial Ownership	Percent of Class (1)
Common Stock	Christopher C. Bergen (2)	751,011	17,240	768,251	5.33%
Common Stock	Karl Brenkert III (3)	5,309	12,000	17,309	*
Common Stock	Robert R. Buck	8,721	20,000	28,721	*
Common Stock	G. Steven Geis	11,908	20,000	31,908	*
Common Stock	Donald C. Harrison	4,351	30,000	34,351	*
Common Stock	Simon S. Higginbotham (4)	1,309	0	1,309	*
Common Stock	Timothy E. Johnson	34,400	25,000	59,400	*
Common Stock	Candace Kendle (5)	926,892	17,490	944,382	6.55%
Common Stock	Frederick A. Russ	3,928	25,000	28,928	*
Common Stock	Robert C. Simpson (6)	6,345	30,000	36,345	*
Common Stock	All Directors and Named Executives as a group (10 persons)			1,950,904	13.52%

*	Less than 1%
(1)	Percentage of beneficial ownership is based on 14,426,610 shares of Common Stock outstanding as of March 1, 2007.
(2)	Shares of Common Stock beneficially owned excludes: (i) Common Stock held by Dr. Kendle, Mr. Bergen’s spouse; (ii) Common Stock held by the Kendle Bryan and Mark Brettschneider Irrevocable Stock Trusts, the beneficiaries of which are Dr. Kendle’s children; and (ii) 18,236 shares of Common Stock held directly by Hazel Kendle, Dr. Kendle’s mother. Neither Dr. Kendle nor Mr. Bergen exercise voting or investment control over the trusts for Dr. Kendle’s children. This amount includes: (i) 4,000 shares of Common Stock donated to the CCB Family Foundation, Inc.; (ii) 1,666 unvested restricted shares of Common Stock; and (iii) 239,040 shares pledged by Mr. Bergen as security for a loan.
(3)	Includes 1,000 unvested shares of Common Stock. Mr. Brenkert, 59, joined the Company in October 2002 and, upon Timothy M. Mooney’s retirement effective December 31, 2002, was appointed Senior Vice President, Chief Financial Officer and Treasurer. Mr. Brenkert was appointed as the Company’s Secretary upon Douglas W. Campbell’s departure in June 2005 and formerly served as the Company’s Secretary from November 2003 until May 2004. Mr. Brenkert served as Treasurer through September 2005. Prior to Mr. Brenkert’s employment with the Company, he served as Vice President, Finance at Ryobi Technologies, Inc. in 2001. From 1995 through 2000, Mr. Brenkert served as the Chief Financial Officer-Public Transportation Services Division at Ryder Systems, Inc.
(4)

Mr. Higginbotham, 46, joined the Company in January 2004 as Vice President and Chief Marketing Officer. Prior to joining the Company, Mr. Higginbotham was employed by Quintiles Transnational Corp. from 1998 through 2003 in director-level roles in marketing and new business development. Prior to joining Quintiles Transnational Corp., Mr. Higginbotham held senior-level marketing and product management positions with Proctor & Gamble Pharmaceuticals and Schering Healthcare, Ltd.

(5)	Shares of Common Stock beneficially owned excludes: (i) Common Stock held by Mr. Bergen, Dr. Kendle’s spouse; (ii) Common Stock held by the Kendle Bryan and Mark Brettschneider Irrevocable Stock Trusts, the beneficiaries of which are Dr. Kendle’s children; and (ii) 18,236 shares of Common Stock held directly by Hazel Kendle, Dr. Kendle’s mother. Neither Dr. Kendle nor Mr. Bergen exercise voting or investment control over the trusts for Dr. Kendle’s children. This amount includes: (i) 4,000 shares of Common Stock donated to the CK Family Foundation, Inc.; (ii) 3,333 unvested shares of Common Stock; and (iii) 292,160 shares pledged by Dr. Kendle as security for a loan.
(6)	Includes 400 shares of Common Stock held by Mr. Simpson’s spouse. On March 7, 2007, Mr. Simpson informed the Company of his intention not to stand for re-election at this year’s Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Kendle’s Code of Ethics and Conduct requires directors and officers to provide full disclosure of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of the company’s outstanding stock) to Kendle’s Audit Committee Chairman, and all other employees to provide full disclosure to their immediate supervisor. Certain of Kendle’s officers and other employees participate in a process involving the periodic internal reporting of whether any related person transactions exist. In addition, Kendle’s Board follows procedures for review, approval and monitoring of related person transactions. These procedures cover any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant Securities and Exchange Commission rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Related person transactions must be approved by the Board or by a committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of the company. In considering the transaction, the Board or committee may consider all relevant factors, including as applicable (i) the Company’s business rationale for entering into the transaction; (ii) the alternatives to entering into a related person transaction; (iii) whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (vi) the overall fairness of the transaction to the Company.

PROMOTERS AND CERTAIN CONTROL PERSONS

Not applicable.

DIRECTOR INDEPENDENCE

In accordance with Nasdaq rules, the Board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in Nasdaq and Securities Exchange Act rules. The Company’s Director Independence Standards are available on the Company’s Web site at www.kendle.com. Based on these standards, at its meeting held on March 9, 2007, the Board determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and shareholder of the Company:

(1) Robert R. Buck	(4) Timothy E. Johnson
(2) G. Steven Geis	(5) Frederick A. Russ
(3) Donald C. Harrison	(6) Robert C. Simpson

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Registered Public Accounting Firm

The Company incurs costs for professional services rendered by its registered public accounting firm as follows:

•

Audit Fees – These are fees for professional services rendered by the Company’s registered public accounting firm for its audit of the Company’s consolidated annual financial statements; statutory audits of the Company’s foreign operations; and reviews of the unaudited quarterly consolidated financial statements contained in the Quarterly Reports on Form 10-Q filed by the Company during those years.

•

Audit-Related Fees – These are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Audit-related services primarily include audits of the Company’s employee benefit plans.

•

Tax Fees – These are fees for services related to tax compliance, tax advice and tax planning, including compliance, planning and advice with respect to both domestic and foreign subsidiaries of the Company.

•	All Other Fees – These are fees for permissible services other than those in the three categories previously described.

The table below sets forth fees paid by the Company for professional services billed by the registered public accounting firm for each of the last two fiscal years. These fees are described in more detail following the table.

	2006	2005
Audit Fees	$976,692	$783,698
Audit-Related Fees	$13,500	$12,000
Tax Fees (1)	$61,339	$61,412
All Other Fees (2)	$113,014	$17,250
Total	$1,164,545	$874,360

(1)	In 2005 and 2006, tax compliance services comprised $56,126 and $61,339, respectively, of the tax fees billed.
(2)	In 2005, these fees primarily related to compliance with local requirements for the Company’s non-U.S. subsidiaries. In 2006, approximately $32,000 related to acquisition-related advice, and the remainder related to compliance with local requirements for the Company’s non-U.S. subsidiaries.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit, audit-related, tax and other permissible services that will be provided by the registered public accounting firm. To manage the pre-approval process, the Audit Committee in 2004 adopted a Policy on Approval of Audit and Non-Audit Services Provided by Outside Auditors (the “Pre-Approval Policy”). One hundred percent (100%) of services rendered by the registered public accounting firm in 2006 were pre-approved by the Audit Committee.

Under the Pre-Approval Policy, the registered public accounting firm is required to provide the Audit Committee with detailed documentation about the specific services that will be provided. In reviewing the request for pre-approval, the Audit Committee will consider, among other things, whether the proposed services are consistent with the rules on auditor independence. A service pre-approved by the Audit Committee is valid for a term of 12 months unless the Committee considers a different approval term and approves otherwise. Any services exceeding pre-approved cost levels or budgeted amounts will require separate pre-approval by the Audit Committee.

The Pre-Approval Policy prohibits the Audit Committee from engaging the registered public accounting firm to render services that are prohibited by the Public Companies Accounting Oversight Board or the applicable rules and regulations promulgated by the Securities and Exchange Commission.

The Pre-Approval Policy permits the Audit Committee to appoint a designated committee member to approve certain services. A designated member’s pre-approval of services is required to be reported to the Audit Committee at the ensuing Audit Committee meeting. The Pre-Approval Policy prohibits the Audit Committee from delegating its pre-approval responsibilities to the Company’s management.

In concluding that the auditors are independent, the Audit Committee determined, among other things, that the nonaudit services provided by Deloitte & Touche LLP were compatible with their independence.

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

(3) Exhibits — Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits hereto.

Exhibit Number	Description of Exhibit	Filing Status
2.1	Stock Purchase Agreement dated July 1, 1997 by and among the Company and Shareholders of U-Gene Research B.V.	A

2.2	Escrow Agreement dated June 27, 1997 among the Company, Keating, Muething & Klekamp, P.L.L., Bio-Medical Research Holdings, B.V., Utrechtse Particatiemaatschappij B.V., P.J. Morrison, T.S. Schwarz, I.M. Hoepelman , Ph.K. Peterson, J. Remington, M. Rozenberg-Arska and L.G.W. Sterkman	A

2.3	Share Purchase Agreement dated July 2, 1997 by and among the Company and the Shareholders of GMI Gescellschaft für Angewandte Mathematick und Informatik mbH	A

2.4	Stock Purchase Agreement dated February 11, 1998 by and among the Company and the Shareholders of ACER/EXCEL Inc.	B

2.5	Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The Fifth Third Bank	C

2.6	Registration Rights Agreement dated February 11, 1998 among the Company and Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota	C

Exhibit Number	Description of Exhibit	Filing Status
2.7	Share Purchase Agreement dated December 23, 1998 by and among the Company and the Shareholders of Research Consultants (International) Holdings Limited	D

2.8	Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian Gregory, Michael Roy Broomby and Peter Nightingale	D

2.9	Option Agreement dated September 9, 1998 by and between the Company and Component Software International, Inc.	D

2.10	Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998	D

2.11	Multi-Year Strategic Services Agreement dated January 20, 1999 by and between the Company and Component Software International, Inc.	D

2.12	Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of Health Care Communications, Inc.	F

2.13	Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of ESCLI S.A.	G

2.14	Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications (1991), Ltd.	G

2.15	Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder of Specialist Monitoring Services Limited	G

2.16	Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D., Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent	I

2.17	Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The Fifth Third Bank, as Escrow Agent	I

2.18	Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of SYNERmedica PTY Limited and SYNERmedica Unit Trust	J

2.19	Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders of AAC Consulting Group, Inc.	L

2.20	Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark	M

2.20(a)	Form of Note Prepayment Agreement	O

2.20(b)	Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical and Pharmacologic Research, Inc.	M

2.21	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006	U

3.1	Restated and Amended Articles of Incorporation	A

3.2	Amended and Restated Code of Regulations	A

3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares	E

4	Specimen Common Stock Certificate	A

4.1	Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third Bank, as Rights Agent	H

10.1	Amended and Restated Shareholders’ Agreement dated June 26, 1997	A

10.2	Master Lease Agreement dated November 27, 1996 by and between the Company and Bank One Leasing Corporation, as amended on April 18, 1997	A

10.6	Master Equipment Lease dated August 16, 1996 by and between the Company and The Fifth Third Leasing Company	A

10.7	Lease Agreement dated December 9, 1991 by and between the Company and Carew Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996, January 29, 1997, and February 16, 1999	D

10.8	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan	A

10.9	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen	A

10.10	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney	A

10.11	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders	C

10.12	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman	C

10.13	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck	D

10.14	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price	D

10.15	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above and filed previously.	P

10.16	Credit Agreement dated as of August 16, 2006 by and among the Company, certain subsidiary Guarantors, various Lenders, UBS Securities LLC, as Sole Lead Arranger and Sole Bookrunner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, and KeyBank National Association, LaSalle Bank N.A. and National City Bank, as Co-Documentation Agents.	V

Exhibit Number		Description of Exhibit	Filing Status
(a)

First Amended and Restated Credit Agreement dated as of December 11, 2006 among Kendle

International Inc., the several lenders from time to time party thereto and UBS AG, Stamford

Branch, as administrative agent

W

10.17		First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc.	V

10.20		MANAGEMENT CONTRACTS AND COMPENSATION PLANS

	(a)	1995 Stock Option and Stock Incentive Plan	A

	(b)	1995 Stock Option and Stock Incentive Plan — Individual Stock Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))	A

	(c)	1997 Stock Option and Stock Incentive Plan	A

	(c)(1)	Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan	N

	(c)(2)	Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan	K

	(c)(3)	Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan	N

	(c)(4)	Form of Restricted Stock Award Agreement	S

	(d)	Form of Protective Compensation and Benefit Agreement	A

	(e)	1998 Employee Stock Purchase Plan	D

	(e)(1)	Amendment No. 1 to 1998 Employee Stock Purchase Plan	N

	(e)(2)	Amendment No. 2 to 1998 Employee Stock Purchase Plan	N

	(e)(3)	Amendment No. 3 to 1998 Employee Stock Purchase Plan	N

	(e)(4)	Amendment No. 4 to 1998 Employee Stock Purchase Plan	Q

	(e)(5)	Amendment No. 5 to 1998 Employee Stock Purchase Plan	R

	(n)	2003 Directors Compensation Plan	O

14	Code of Ethics		Y

21	List of Subsidiaries		W

23.1	Consent of Deloitte & Touche LLP		W

24	Powers of Attorney		W

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)		Z

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)		Z

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 – Chief Executive Officer		Z

32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 – Chief Financial Officer		Z

Filing Status	Description of Filing Status
A	Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933

B	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 1997

C	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

D	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

E	Incorporated by reference to the Company’s Proxy Statement for its 1999 Annual Shareholders’ Meeting

F	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999

G	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

H	Incorporated by reference to the Company’s filing on Form 8-A dated September 7, 1999

I	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

J	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000

K	Incorporated by reference to the Company’s Proxy Statement for its 2000 Annual Shareholders’ Meeting

L	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

M	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 29, 2002

N	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

O	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003

P	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

Q	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005

R	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.

S	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

T	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003

U	Incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on May 12, 2006

V	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2006

W	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2007

Y	Available on the Company’s Web site at www.kendle.com

Z	Filed herewith

The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference, and will furnish any other Exhibit upon payment of reproduction charges.

(b) Exhibits required by this Form 10-K:

See (a)(3) above.

(c) Financial Statements and Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENDLE INTERNATIONAL INC.

DATE: March 21, 2007	/s/ Candace Kendle
Candace Kendle, PharmD
Chairman, CEO and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Candace Kendle	Chairman of the Board of	March 21, 2007
Candace Kendle, PharmD	Directors, Chief Executive Officer and Principal Executive Officer

/s/ Christopher C. Bergen	President, Chief Operating	March 21, 2007
Christopher C. Bergen	Officer and Director

/s/ Karl Brenkert III	Senior Vice President,	March 21, 2007
Karl Brenkert III	Chief Financial Officer and Principal Financial and Principal Accounting Officer

/s/ Karl Brenkert III	Director	March 21, 2007
G. Steven Geis, Ph.D., M.D.*

/s/ Karl Brenkert III	Director	March 21, 2007
Donald C. Harrison, M.D.*

/s/ Karl Brenkert III	Director	March 21, 2007
Timothy E. Johnson, Ph.D.*

/s/ Karl Brenkert III	Director	March 21, 2007
Frederick A. Russ, Ph.D.*

/s/ Karl Brenkert III	Director	March 21, 2007
Robert C. Simpson*

/s/ Karl Brenkert III	Director	March 21, 2007
Robert R. Buck*

*	By Power of Attorney

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filing Status
2.1	Stock Purchase Agreement dated July 1, 1997 by and among the Company and Shareholders of U-Gene Research B.V.	*

2.2	Escrow Agreement dated June 27, 1997 among the Company, Keating, Muething & Klekamp, P.L.L., Bio-Medical Research Holdings, B.V., Utrechtse Particatiemaatschappij B.V., P.J. Morrison, T.S. Schwarz, I.M. Hoepelman , Ph.K. Peterson, J. Remington, M. Rozenberg-Arska and L.G.W. Sterkman	*

2.3	Share Purchase Agreement dated July 2, 1997 by and among the Company and the Shareholders of GMI Gescellschaft für Angewandte Mathematick und Informatik mbH	*

2.4	Stock Purchase Agreement dated February 11, 1998 by and among the Company and the Shareholders of ACER/EXCEL Inc.	*

2.5	Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee, Jean C. Lee Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The Fifth Third Bank *

2.6	Registration Rights Agreement dated February 11, 1998 among the Company and Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota	*

2.7	Share Purchase Agreement dated December 23, 1998 by and among the Company and the Shareholders of Research Consultants (International) Holdings Limited	*

2.8	Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian Gregory Michael Roy Broomby and Peter Nightingale	*

2.9	Option Agreement dated September 9, 1998 by and between the Company and Component Software International, Inc.	*

2.10	Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998	*

2.11	Multi-Year Strategic Services Agreement dated January 20, 1999 by and between the Company and Component Software International, Inc.	*

2.12	Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of Health Care Communications, Inc.	*

2.13	Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of ESCLI S.A.	*

2.14	Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications (1991), Ltd.	*

2.15	Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder of Specialist Monitoring Services Limited	*

2.16	Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D., Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent	*

2.17	Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The Fifth Third Bank, as Escrow Agent	*

2.18	Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of SYNERmedica PTY Limited and SYNERmedica Unit Trust	*

2.19	Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders of AAC Consulting Group, Inc.	*

2.20	Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark	*

2.20(a)	Form of Note Prepayment Agreement	*

2.20(b)	Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical and Pharmacologic Research, Inc.	*

2.21	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006	*

2.21(a)	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc.	*

3.1	Restated and Amended Articles of Incorporation	*

3.2	Amended and Restated Code of Regulations	*

3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares	*

4	Specimen Common Stock Certificate	*

4.1	Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third Bank, as Rights Agent	*

10.1	Amended and Restated Shareholders’ Agreement dated June 26, 1997	*

10.2	Master Lease Agreement dated November 27, 1996 by and between the Company and Bank One Leasing Corporation, as amended on April 18, 1997	*

10.6	Master Equipment Lease dated August 16, 1996 by and between the Company and The Fifth Third Leasing Company	*

10.7	Lease Agreement dated December 9, 1991 by and between the Company and Carew Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996, January 29, 1997, and February 16, 1999	*

10.8	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan	*

10.9	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen	*

10.10	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney	*

10.11	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders	*

10.12	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman	*

10.13	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck	*

10.14	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price	*

10.15	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above and filed previously.	*

10.16	Credit Agreement dated as of August 16, 2006 by and among the Company, certain subsidiary Guarantors, various Lenders, UBS Securities LLC, as Sole Lead Arranger and Sole Bookrunner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, and KeyBank National Association, LaSalle Bank N.A. and National City Bank, as Co-Documentation Agents.	*

	(a) First Amended and Restated Credit Agreement dated as of December 11, 2006 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	W

10.20	MANAGEMENT CONTRACTS AND COMPENSATION PLANS

	(a) 1995 Stock Option and Stock Incentive Plan	*

	(b) 1995 Stock Option and Stock Incentive Plan —Individual Stock Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))	*

	(c) 1997 Stock Option and Stock Incentive Plan	*

	(c)(1) Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan	*

	(c)(2) Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan	*

	(c)(3) Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan	*

	(c)(4) Form of Restricted Stock Award Agreement	*

	(d) Form of Protective Compensation and Benefit Agreement for executive officers	*

	(e) 1998 Employee Stock Purchase Plan	*

	(e)(1) Amendment No. 1 to 1998 Employee Stock Purchase Plan	*

	(e)(2) Amendment No. 2 to 1998 Employee Stock Purchase Plan	*

	(e)(3) Amendment No. 3 to 1998 Employee Stock Purchase Plan	*

	(e)(4) Amendment No. 4 to 1998 Employee Stock Purchase Plan	*

	(e)(5) Amendment No. 5 to 1998 Employee Stock Purchase Plan	*

	(f) 2003 Directors Compensation Plan	*

14	Code of Ethics	*

21	List of Subsidiaries	W

23.1	Consent of Deloitte & Touche LLP	W

24	Powers of Attorney	W

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Z

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Z

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer	Z

32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer	Z

Filing Status	Description of Exhibit
*	Incorporated by reference — See Item 15

W	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2007

Z	Filed herewith