Form 10-Q
period 2007-03-31
KENDLE INTERNATIONAL INC
filed 2007-05-10
CIK 1039151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer       ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,458,791 shares of Common Stock, no par value, as of May 1, 2007.

KENDLE INTERNATIONAL INC.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
(in thousands, except share data)	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,073	$19,917
Restricted cash	1,236	2,395
Accounts receivable	130,255	122,680
Other current assets	19,682	21,684

Total current assets	185,246	166,676

Property and equipment, net	24,103	23,024
Goodwill	230,378	229,598
Other finite-lived intangible assets	23,029	24,227
Other assets	13,093	11,547

Total assets	$475,849	$455,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$197	$195
Current portion of amounts outstanding under credit facilities	2,000	2,000
Trade payables	15,678	15,150
Advance billings	69,544	62,427
Other accrued liabilities	38,820	30,500

Total current liabilities	126,239	110,272
Obligations under capital leases, less current portion	355	404
Long-term debt	197,000	197,500
Other noncurrent liabilities	11,327	6,784

Total liabilities	335,134	314,960

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,480,835 and 14,445,393 shares issued and 14,457,783 and 14,422,341 outstanding at March 31, 2007 and December 31, 2006, respectively	75	75
Additional paid in capital	155,498	154,641
Accumulated deficit	(16,451)	(16,392)
Accumulated other comprehensive income:
Foreign currency translation adjustment	2,298	2,280

Total accumulated other comprehensive income	2,298	2,280
Less: Cost of common stock held in treasury, 23,052 shares at March 31, 2007 and December 31, 2006, respectively	(492)	(492)

Total shareholders’ equity	140,715	140,112

Total liabilities and shareholders’ equity	$475,849	$455,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006
Net service revenues	$95,439	$59,753
Reimbursable out-of-pocket revenues	37,114	17,442

Total revenues	132,553	77,195

Costs and expenses:
Direct costs	49,399	30,824
Reimbursable out-of-pocket costs	37,114	17,442
Selling, general and administrative expenses	29,993	19,885
Depreciation and amortization	3,558	1,766

	120,064	69,917

Income from operations	12,489	7,278

Other income (expense):
Interest income	310	551
Interest expense	(4,344)	(63)
Other	(1,888)	(228)

Income before income taxes	6,567	7,538
Income tax expense	2,364	2,639

Net income	$4,203	$4,899

Income per share data:
Basic:
Net income per share	$0.29	$0.35

Weighted average shares	14,438	14,171

Diluted:
Net income per share	$0.28	$0.33

Weighted average shares	14,842	14,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2007	2006
Net income	$4,203	$4,899

Other comprehensive income:

Foreign currency translation adjustment	18	169

Net unrealized holding gains on available-for-sale securities arising during the period, net of tax	—	4

Net unrealized holding gains on interest rate swap agreement	—	2

Comprehensive income	$4,221	$5,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2007	2006
Net cash provided by operating activities	$14,426	$3,447

Cash flows from investing activities:
Proceeds from sale and maturity of available-for-sale securities	—	9,399
Purchase of available-for-sale securities	—	(9,489)
Acquisitions of property and equipment	(3,072)	(1,697)
Additions to internally developed software	(35)	(34)
Acquisitions of businesses, cash received	2,572	—

Net cash used in investing activities	(535)	(1,821)

Cash flows from financing activities:
Repayments under credit facilities	(500)	(850)
Net proceeds from book overdraft	135	233
Debt issue costs	(6)	—
Income tax benefit from stock option exercises	273	375
Proceeds from issuance of Common Stock	407	1,990
Payments on capital lease obligations	(48)	(107)

Net cash provided by financing activities	261	1,641

Effects of exchange rates on cash and cash equivalents	4	11

Net increase in cash and cash equivalents	14,156	3,278
Cash and cash equivalents:
Beginning of period	19,917	37,437

End of period	$34,073	$40,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2006 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
Cash and Cash Equivalents, Including Restricted Cash
In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 the Company presented changes in restricted cash as an investing activity. In the accompanying consolidated statements of cash flows for the quarter ended March 31, 2006, the Company reclassified changes in restricted cash balances to an operating activity to be consistent with the Company’s 2007 presentation.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.
The net income used in computing net income per diluted share has been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2007	March 31, 2006
Net income per Statements of operations	$4,203	$4,899

Net income for diluted earnings per share calculation	$4,203	$4,899

The weighted average shares used in computing net income per diluted share have been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2007	March 31, 2006
Weighted average common shares Outstanding	14,438	14,171
Stock options and restricted stock	404	486

Weighted average shares	14,842	14,657

Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designated to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $62.3 million at March 31, 2007. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $24.7 million at March 31, 2007. The hedge agreements do not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations. In the first quarter of 2007, the Company recorded losses of approximately $585,000 on the euro hedge transaction and $350,000 on the pound transaction related to the changes in the fair market value of the hedge. The losses on the fair market value of the hedge were partially offset by foreign exchange gains of $353,000 on the change in fair value of the euro intercompany note and $180,000 on the change in fair value of the Pounds Sterling intercompany note.
New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new, single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for the Company as of January 1, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN No. 48 establishes a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

On January 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $4.3 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $6.8 million, of which $4.6 million would impact the effective tax rate, if recognized.
Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $463,000 upon adoption of FIN No. 48.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years
United States	2001 - 2006
Germany	2003 - 2006
United Kingdom	2001 - 2006
Netherlands	2001 - 2006
2. Acquisitions:
Acquisition of International Clinical Research Limited and related companies:
In April 2006, the Company completed its acquisition of Latin America CRO International Clinical Research Limited (IC-Research) and its related companies. At the time of acquisition, IC-Research was a CRO in Latin America with operations in Argentina, Brazil, Chile and Colombia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high-growth regions to deliver global clinical trials for its customers. IC-Research was integrated as part of the Company’s Late Stage segment.
The acquisition closed in April 2006. The aggregate purchase price was approximately $951,000 in cash, including acquisition costs. In addition, there is an earnout provision, with a maximum additional amount to be paid of $260,000 as well as an additional contingent payment of $100,000. In the first quarter of 2007, the Company accrued approximately $46,000 to record the earnout provision amount earned to date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. A third party was used to assist the Company in valuing the intangible asset. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts, including the contingent payments referenced above.

Purchase Price Allocation:

(in thousands)
Current assets	$94
Property, plant and equipment	9
Intangible assets	500
Goodwill	398

Total assets acquired	1,001
Current liabilities	(50)

Net assets acquired	$951

Acquisition of Phase II-IV Clinical Services Business of Charles River Laboratories International, Inc.:
In August 2006, the Company acquired the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc (“CRL Clinical Services”). The acquisition is expected to strengthen the Company’s position as one of the leading global players in the clinical development industry, adding therapeutic expertise, diversifying its customer base and expanding its capacity to deliver large global trials. The purchase price was approximately $215 million in cash plus a working capital adjustment in which the Company paid for any working capital in excess of $2.0 million. The total purchase price, including acquisition costs, was approximately $236 million. The acquired business is part of the Company’s Late Stage segment. The Company financed the purchase with $200 million in term debt as well as its existing cash and proceeds from available-for-sale securities.
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

Preliminary Purchase Price Allocation:

(in thousands)
Accounts receivable	$23,221
Other current assets	16,463
Property, plant and equipment	4,784
Other long-term assets	2,851
Intangible assets	19,100
Goodwill	205,009

Total assets acquired	271,428
Advanced billings	(10,264)
Other current liabilities	(12,087)
Other long-term liabilities	(12,920)

Total liabilities assumed	(35,271)

Net assets acquired	$236,157

For the acquisitions discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisitions of ICR and CRL Clinical Services occurred at the beginning of 2006:

Three Months Ended
(in thousands, except per share data)	March 31, 2006
Net service revenues	$86,254
Net income	3,577
Net income per diluted share	$0.24
Weighted average shares	14,657
The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2006, nor are they necessarily indicative of future operating results.
3. Goodwill and Other Intangible Assets:
Goodwill at March 31, 2007 and December 31, 2006 is comprised of:

(in thousands)
Balance at 12/31/06	$229,598
Additional amount acquired	718
Foreign currency fluctuations	146
Tax benefit to reduce goodwill	(84)

Balance at 3/31/07	$230,378

The additional goodwill acquired in the first quarter of 2007 relates to an increase in liabilities assumed of approximately $351,000 and additional acquisition costs of approximately $245,000 in conjunction with the acquisition of CRL Clinical Services acquisition. Also, additional goodwill of $122,000 was recorded related to a working capital adjustment and earn-out provisions in the IC-Research acquisition.
Amortizable intangible assets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2007	2006
Amortizable intangible assets:
Carrying amount:
Customer relationships	18,000	18,000
Non-compete agreements	460	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	15,818	16,039

Total carrying amount	$43,078	$43,299
Accumulated Amortization:
Customer relationships	(1,005)	(682)
Non-compete agreements	(403)	(374)
Completed technology	(338)	(205)
Backlog	(2,485)	(1,772)
Internally developed software	(14,281)	(14,228)

Total accumulated amortization	$(18,512)	$(17,261)

Net amortizable intangible assets	$24,566	$26,038

(a)	Internally developed software is included in Other Assets in the Company’s Consolidated Balance Sheets.
Amortizable intangible assets at March 31, 2007 and December 31, 2006 are comprised of:

					Internally
	Customer	Non-Compete	Completed		Developed
(in thousands)	Relationships	Agreements	Technology	Backlog	Software
Balance at 12/31/06	$17,318	$86	$2,395	$4,428	$1,811
Additional amounts acquired	—	—	—	—	35
2007 amortization	(323)	(29)	(133)	(713)	(309)

Balance at 3/31/07	$16,995	$57	$2,262	$3,715	$1,537

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
Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
Remainder of 2007:	$4,120
2008:	$4,098
2009:	$3,132
2010:	$2,438
2011:	$2,268
Thereafter:	$8,510

Total	$24,566
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
In the first quarter of 2007, the Company and its various lenders executed a second amendment to the Facility. Under the second amendment, the Company and its lenders agreed to various amendments to the definitions section of the Facility, as well as to certain other covenants and limitations. These amendments include, but are not limited to, the following:
•	Revisions to the maximum Total Leverage Ratio (as defined in the Facility);

•	Revisions to the minimum Consolidated Interest Coverage Ratio (as defined in the Facility);

•	Increase in dollar value of certain Permitted Acquisitions (as defined in the Facility);

•	The right to increase the revolving commitment by up to $30 million upon certain conditions.
The term loan has mandatory principal payments of $500,000 per quarter beginning with the fourth quarter of 2006. In addition, at the end of each fiscal year commencing with the fiscal year ending December 31, 2007, the Company must prepay 50% of its excess cash flow (as defined in the Facility) for the year.
Interest on the term loan is variable based on a LIBOR rate plus an applicable margin. The applicable margin is currently at 2.50% and will vary based on the Total Leverage Ratio (as defined in the Facility) of the Company. The interest rate in effect on the term loan for the first quarter of 2006 was approximately 7.60%. In February 2007, the Company entered into an interest rate swap/collar to fix the interest rate on a portion of its debt. In the first quarter of 2007, the Company fixed the interest rate on the total outstanding balance of $199.5 million at a fixed rate of 5.079% plus the 2.50% margin. The collar provides for interest rate protection at a cap of 6.25% and a floor of 3.21%. The collar does not take effect until the second quarter of 2007.
The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
As of March 31, 2007, $199.0 million was outstanding under the term loan, no amounts were outstanding under the $25 million revolving credit loan and no amounts were outstanding under the Multicurrency Facility.
5. Stock Based Compensation:
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the “1997 Plan”) that provides for the issuance of up to 1,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. In April 2000, shareholders approved an amendment to the 1997 Plan increasing the number of shares that can be issued to 3,000,000. Participation in the 1997 Plan is at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan can be granted after its termination date in August 2007. Restricted stock may also be granted pursuant to the 1997 Plan. Restricted shares typically vest ratably over a three year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock may also be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of Common Stock in the first quarter of 2006. The Company did not grant any stock options, restricted shares or unrestricted stock in the first quarter of 2007.

The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which 1,233,675 are available for grant at March 31, 2007.
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
The adoption of SFAS 123(R) resulted in additional stock-based compensation expense of approximately $158,000 and $298,000 in the first quarter of 2007 and 2006, respectively. The stock-based compensation expense caused net income to decrease by approximately $134,000 and $257,000 in the first quarter of 2007 and 2006, respectively. Basic and diluted earnings per share decreased by $0.01 in the first quarter of 2007 and by $0.02 per basic and diluted earnings per share in the first quarter of 2006.
In addition, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $273,000 during the first quarter of 2007 and $375,000 in the first quarter of 2006.
The following is a summary of stock based compensation expense recorded by the Company:
Compensation Expense (in thousands)

	Three Months Ended March 31
	2007	2006
Stock options	$158	298
Restricted stock	13	12
Unrestricted stock	0	336

Total stock based compensation	$171	$646
At March 31, 2007, there was approximately $892,000 of total unrecognized compensation cost, $886,000 relating to options and $6,000 relating to restricted stock related non-vested share-based payment plans. The cost is expected to be recognized over a weighted-average period of 1.8 years for options and 3 months for restricted stock.
Stock Options:
The following table summarizes information regarding stock option activity in 2007:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at 12/31/06	797,597	$11.55
Granted	—	—
Canceled	(16,700)	9.98
Exercised	(40,670)	9.62

Options outstanding at 03/31/07	740,227	11.70	5.79	$8,657
Exercisable at 3/31/07	507,207	13.07	5.37	$6,630
The intrinsic value of options exercised during the first quarter of 2007 and 2006 was approximately $993,000 and $2.3 million, respectively. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of the reporting date.
Restricted Stock:
A summary of restricted stock activity during the first quarter of 2007 is as follows:

Outstanding at 12/31/06	6,250
Granted	—
Vested	(125)
Canceled	—

Outstanding at 03/31/07	6,125
The weighted-average fair value of restricted shares vested was $24.47 during the first quarter of 2007.
6. Segment Information:
The Company operates its business in two reportable segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations, while Late Stage is comprised of contract services related to Phase II through IV clinical trials, regulatory affairs and biometrics offerings. Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal.

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Three months ended March 31, 2007
Net service revenues	$5,411	$88,440	$1,588		$95,439
Reimbursable out-of-pocket revenues	$—	$37,114	$—		$37,114

Total revenues	$5,411	$125,554	$1,588		$132,553
Operating Income	$542	$19,863	$(7,916)		$12,489
Total assets	$31,710	$379,688	$63,252	(a)	$474,650

Three months ended March 31, 2006
Net service revenues	$5,501	$52,701	$1,551		$59,753
Reimbursable out-of-pocket revenues	$—	$17,442	$—		$17,442

Total revenues	$5,501	$70,143	$1,551		$77,195
Operating Income	$1,575	$13,836	$(8,133)		$7,278
Total assets	$31,458	$99,501	$62,006	(a)	$192,965

(a)	Primarily comprised of cash, marketable securities and tax-related assets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three months ended March 31, 2007 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
Company Overview
Kendle International Inc. (the Company) is a global contract research organization (CRO) that delivers integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services on a contract basis to the biopharmaceutical industry. The Company operates its business in two reportable segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of contract services related to Phase II through IV clinical trials, regulatory affairs and biometrics offerings. The Company primarily earns net service revenues through performance under Late Stage segment “full-service” contracts. The Company also recognizes revenues through limited service contracts, consulting contracts, and Early Stage segment contracts. The Company‘s revenue recognition process is described under “Critical Accounting Policies and Estimates.”

Late Stage Segment Contracts
The Company provides services to its customers primarily under “full-service” contracts that include a broad range of services in support of a customer’s clinical trial. These services typically include biometrics, clinical development services and regulatory affairs. The Company from time to time provides a select number of these services under “limited-service” contracts. The Company usually competes for business awards in a competitive bidding process. In the bidding process, the Company submits a bid that includes a price based upon hourly billing rates for billable employees multiplied by task hours the Company estimates will be necessary to achieve the service assumptions. Upon receiving a business award, the Company and its customer negotiate a contract to memorialize these assumptions and the related price.
Service contracts usually are long-term arrangements that require Company performance over several years. A contract usually requires a portion of the contract fee to be paid at the time of contract execution, and the balance is received in installments over the contract’s duration. Other methods for receiving payment include units achieved and time and materials. During performance of the services, any of the following events may occur and impact the contract price:
•	The customer may request a change in the assumptions;

•	The customer may increase or decrease the scope of services, which requires a change to the service assumptions; and

•	The Company may discover that, for a particular contract, the assumptions are incorrect or insufficient to permit completion of the contract.
In each of the foregoing situations, the Company attempts to negotiate a contract amendment to reflect the change in scope or assumptions and the related price.
In addition to full-service and limited-service arrangements described above, the Company provides consulting services to its customers under contracts that generally are shorter-term in nature than full-service contracts. Net service revenues from these contracts represent less than 5% of the Company’s net service revenues.
In connection with providing services, the Company incurs pass-through costs, which include travel-related expenses for Company employees performing services and fees payable to third-party investigators or labs participating in, or supporting, the customer’s clinical trial. The customer agrees to reimburse the Company on a dollar-for-dollar basis for the costs incurred by the Company in accordance with contractually specified parameters. The revenues and costs from these pass-through and third-party costs are reflected in the Company’s Consolidated Statements of Operations under the line items titled “Reimbursable Out-of-Pocket Revenues” and “Reimbursable Out-of-Pocket Costs”, respectively.
The customer may terminate the contract at any time with little or no advance notice to the Company. Customers, in particular, may terminate a contract immediately for concerns related to the efficacy or safety of a particular drug. Upon termination, the customer is required to pay the Company for the value of work completed up to termination as well as reimburse the Company for its out-of-pocket costs incurred in accordance with the contract.

Early Stage Segment Contracts
Early Stage segment business awards are subject to a competitive bidding process and, upon award, are memorialized in a contract that includes terms and conditions that are substantially similar to the Company’s contracts with its Late Stage segment customers. Because these business awards require the Company to commit beds at its Early Stage facilities, the Company’s contracts generally require the customer to pay a cancellation fee if the customer cancels a project award. Net service revenues from these contracts generally represent less than 10% of the Company’s net service revenues.
Direct Costs
Direct costs consist of compensation and related fringe benefits for project-related associates, unreimbursed project-related costs and an allocated portion of indirect costs, which primarily include facilities-related costs and information systems costs. To determine the allocated portion of indirect costs, the Company calculates an allocation percentage based on the relationship between billable associate salaries and total salaries. The remaining indirect costs are allocated to SG&A.
Historically, direct costs have increased with an increase in net service revenues. The relationship between direct costs and net service revenues may vary from historical relationships. The following factors will cause direct costs to decrease as a percentage of net service revenues:
•	Higher utilization rates for billable employees; and

•	The ability to complete contracted work more efficiently than estimated by the Company.
The following factors will cause direct costs to increase as a percentage of net service revenues:
•	The occurrence of cost overruns from increased time to complete contract performance;

•	Increased costs due to higher-paid employees or contractors performing contract services; and

•	Pricing pressure from increased competition.
Other Costs
Selling, general and administrative expenses consist of compensation and related fringe benefits for sales and administrative employees and professional services, as well as unallocated costs related to facilities, information systems and other costs.
Depreciation and amortization expenses consist of depreciation and amortization costs recorded on a straight-line method over the estimated useful life of the property or equipment and internally developed software. Finite-lived intangible assets are generally amortized on an accelerated basis based on the discounted cash flow calculations used in the valuation of the asset.
Recent Developments and CRO Marketplace
In August 2006, the Company acquired the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc (“CRL Clinical Services”). The acquisition is expected to strengthen the Company’s position as one of the leading global players in the clinical development industry, adding therapeutic expertise, diversifying its customer base and expanding its capacity to deliver large global trials. The purchase price was approximately $215 million in cash plus a working capital adjustment in which the Company paid for any working capital in excess of $2.0 million. The total purchase price, including acquisition costs, was approximately $236 million. The acquired business is part of the Company’s Late Stage segment. The Company financed the purchase with $200 million in term debt as well as its existing cash and proceeds from available-for-sale securities.
The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of its major customers could have a material adverse effect on the Company.
Results of Operations
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
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007
Net Service Revenues
Net service revenues increased approximately $35.7 million, or 60%, to $95.4 million in the first quarter of 2007 from $59.8 million in the first quarter of 2006. As Kendle and CRL Clinical Services have integrated project teams and revenue is recognized based on labor hours and costs, it is difficult to precisely determine the amount of the first quarter 2007 revenue that is attributable to the acquisition of CRL Clinical Services. The Company estimates that a significant portion of the growth in net service revenues is due to the acquisition. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 52% as compared to the corresponding 2006 period. Net service revenues from the Early Stage segment declined by approximately 2% due to a decline in Phase I revenue at the Company’s Early Stage facility in the Netherlands. Net service revenues from the Late Stage segment grew by 68% due to strong growth in the both Europe and the Americas. This growth is driven by an expanded customer base and larger projects awarded to the Company
Approximately 50% of the Company’s net service revenues were derived from operations outside of North America in the first quarter of 2007 compared to 42% in the first quarter of 2006. The top five customers based on net service revenues contributed approximately 26% of net service revenues during the first quarter of 2007 compared to approximately 31% of net service revenues during the first quarter of 2006. Net service revenues from Pfizer Inc. accounted for approximately 10% of total first quarter 2007 net service revenues compared to approximately

11% of total first quarter 2006 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased over 100% to $37.1 million in the first quarter of 2007 from $17.4 million in the corresponding period of 2005.
Operating Expenses
Direct costs increased approximately $18.6 million, or 60%, to $49.4 million in the first quarter of 2007 from $30.8 million in the first quarter of 2006. A significant portion of the growth in direct costs is due to the acquisition of CRL Clinical Services. The organic growth in direct costs relates directly to the increase in net service revenues in the first quarter of 2007, primarily due to increased hiring of billable employees to support the increased contract services. Direct costs expressed as a percentage of net service revenues were 51.8% for the three months ended March 31, 2007 compared to 51.6% for the three months ended March 31, 2006.
Reimbursable out-of-pocket costs increased over 100% to $37.1 million in the first quarter of 2007 from $17.4 million in the corresponding period of 2006.
Selling, general and administrative expenses increased $10.1 million, or 51%, from $19.9 million in the first quarter of 2006 to $30.0 million in the same quarter of 2007. A significant portion of the growth in selling, general and administrative expenses is due to the acquisition of CRL Clinical Services. The increase is primarily due to increases in employee-related costs from the Company’s increase in headcount to support the increased revenue. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Finally, the Company incurred acquisition integration-type costs of approximately $842,000 in the first quarter of 2007, including approximately $400,000 in costs related to moving one of the Company’s North Carolina offices that was acquired in the acquisition of CRL Clinical Services. Selling, general and administrative expenses expressed as a percentage of net service revenues were 31.4% for the three months ended March 31, 2007 compared to 33.3% for the corresponding 2006 period.
Depreciation and amortization expense increased by $1.8 million in the first quarter of 2007 compared to the first quarter of 2006. This increase is primarily due to amortization of $1.0 million related to finite-lived intangibles acquired in the CRL Clinical Services acquisition as well as depreciation on fixed assets acquired from CRL Clinical Services.
Income from operations increased to $12.5 million or 13.1% of net service revenues for the three months ended March 31, 2007 from $7.3 million or 12.2% of net services revenues for the corresponding 2006 period. Income from operations from Kendle’s Early Stage segment decreased $1.0 million, or 66%, to $542,000 or 10.0% of Early Stage net service revenues for the three months ended March 31, 2007, from approximately $1.6 million, or 28.6% of Early Stage net service revenues for the corresponding period of 2006. The decrease in operating margin was driven by increased costs and decreased revenue at both Early Stage locations, including additional costs of approximately $130,000 of severance costs at the Company’s Morgantown, West Virginia location and additional employee salary costs at the facility in the Netherlands. Income from operations from the Company’s Late Stage segment increased $6.1 million, or 44%, to $19.9 million or 22.5% of Late Stage net service revenues for the three months ended March 31, 2007 from approximately $13.8 million or 26.3% of net service revenues from the corresponding period of 2006. Growth in the Late Stage segment was driven by strong performance in both Europe and the Americas as well as the acquisition of CRL Clinical Services.
Other Income (Expense)
Other Income (Expense) was expense of approximately $5.9 million in the first quarter of 2007 compared to income of approximately $260,000 in the first quarter of 2006. Interest expense increased by approximately $4.3 million in the first quarter of 2007 compared to the first quarter of 2006 due to the $199.5 million term debt outstanding in the 2007 period. The Company incurred this term debt in connection with the August 16, 2006 acquisition of CRL Clinical Services. Interest income decreased by approximately $241,000 in the first quarter 2007 due to smaller cash and investment balances in the first quarter of 2007 compared to the corresponding period of 2006. In addition to the term debt, the Company used cash and proceeds from the sale of investments to finance the CRL Clinical Services acquisition.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. In addition, the Company entered into an interest rate swap/collar arrangement to fix the rate on a portion of its outstanding term debt. The derivative arrangements do not qualify for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Consolidated Statements of Operations. In the first quarter of 2007, the Company recorded losses of approximately $614,000 related to these derivative instruments. In addition to the losses on derivative instruments, the Company recorded foreign exchange rate losses of approximately $1.2 million in the first quarter of 2007 compared to losses of $200,000 in the first quarter of 2006. The increased foreign exchange loss is due to the weakening of the US dollar against the British pound and the euro.
Income Taxes
The Company reported tax expense at an effective rate of 36.0% in the quarter ended March 31, 2007, compared to tax expense at an effective rate of 35.0% in the quarter ended March 31, 2006. The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.
Net Income
The net income for the quarter ended March 31, 2007 was approximately $4.2 million or $0.29 per basic and $0.28 per diluted share compared to net income for the quarter ended March 31, 2006 of approximately $4.9 million, or $0.35 per basic and $0.33 per diluted share.

Liquidity and Capital Resources
Cash and cash equivalents increased by $14.2 million for the three months ended March 31, 2007 as a result of cash provided by operating activities of $14.4 million and cash provided by financing activities of approximately $261,000 offset by cash used in investing activities of approximately $535,000. At March 31, 2007, cash and cash equivalents were $34.1 million. In addition, the Company has approximately $1.2 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items. The change in net operating assets generated approximately $5.6 million in cash during the quarter ended March 31, 2007, primarily due to an increase in accrued liabilities and trade payables partially offset by an increase in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $60.7 million at March 31, 2007, and $60.3 million at December 31, 2006.
Investing activities for the three months ended March 31, 2007 consisted primarily of cash of $3.1 million received by the Company related to settlement of the final working capital amount in the purchase of CRL Clinical Services offset by additional acquisition costs of approximately $562,000 and capital expenditures of approximately $3.1 million, mostly relating to computer equipment and software purchases, including internally developed software.
Financing activities for the three months ended March 31, 2007, consisted primarily of proceeds from stock option exercises of approximately $407,000 and the tax benefit of stock options exercise of approximately $273,000 offset by scheduled debt payments of $500,000.
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
In the first quarter of 2007, the Company and its various lenders executed a second amendment to the Facility. Under the second amendment, the Company and its lenders agreed to various amendments to the definitions section of the Facility, as well as to certain other covenants and limitations. These amendments include, but are not limited to, the following:
•	Revisions to the maximum Total Leverage Ratio (as defined in the Facility);

•	Revisions to the minimum Consolidated Interest Coverage Ratio (as defined in the Facility);

•	Increase in dollar value of certain Permitted Acquisitions (as defined in the Facility);

•	The right to increase the revolving commitment by up to $30 million upon certain conditions.
The term loan has mandatory principal payments of $500,000 per quarter beginning with the fourth quarter of 2006. In addition, at the end of each fiscal year commencing with the fiscal year ending December 31, 2007, the Company must prepay 50% of its excess cash flow (as defined in the Facility) for the year.
Interest on the term loan is variable based on a LIBOR rate plus an applicable margin. The applicable margin is currently at 2.50% and will vary based on the Total Leverage Ratio (as defined in the Facility) of the Company. The interest rate in effect on the term loan for the first quarter of 2006 was approximately 7.60%. In February 2007, the Company entered into an interest rate swap/collar to fix the interest rate on a portion of its debt. In the first quarter of 2007, the Company fixed the interest rate on the total outstanding balance of $199.5 million at a fixed rate of 5.079% plus the 2.50% margin. The collar provides for interest rate protection at a cap of 6.25% and a floor of 3.21%. The collar does not take effect until the second quarter of 2007.
The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
As of March 31, 2007, $199.0 million was outstanding under the term loan, no amounts were outstanding under the $25 million revolving credit loan and no amounts were outstanding under the Multicurrency Facility.
Market Risk
Interest Rates
The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. Based on $199 million in debt outstanding at March 31, 2007, the potential decrease in pre-tax income resulting from a hypothetical increase in the Company’s interest rate of 1% would be approximately $2.0 million annually.
In February 2007, the Company entered into an agreement to fix the interest rate on a portion of its term debt via an interest rate swap/collar arrangement. This agreement does not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations. In the first quarter of 2007, the Company recorded a loss of approximately $194,000 related to changes in the fair market value of the interest rate swap/collar arrangement.
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
During the first quarter of 2007, the Company recorded total foreign exchange losses of approximately $1.6 million related to the risks described above. As described below, in the first quarter of 2007 the Company entered into foreign currency hedge transactions to hedge exposure related to intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of shareholders’ equity, were approximately $2.3 million at March 31, 2007 and December 31, 2006.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S dollar and British Pounds Sterling and U.S dollar and Euro. The hedging transactions are designated to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $62.3 million at March 31, 2007. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $24.7 million at March 31, 2007. The hedge agreements do not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations. In the first quarter of 2007, the Company recorded losses of approximately $585,000 on the euro hedge transaction and $350,000 on the pound transaction related to the changes in the fair market value of the hedge. The losses on the fair market value of the hedge were partially offset by foreign exchange gains of $353,000 on the change in fair value of the euro intercompany note and $180,000 on the change in fair value of the Pounds Sterling intercompany note.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported Condensed Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.
Revenue Recognition
The majority of the Company’s net service revenues are based on fixed-price contracts calculated on a percentage-of-completion basis based upon assumptions regarding the estimated total costs for each contract. Additionally, work is performed under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rate for each contract. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Finally, at one of the Company’s Early Stage subsidiaries, the contracts are of a short-term nature and revenue is recognized under the completed contract method of accounting.
With respect to fixed price contracts, a percentage of completion is multiplied by the contract value to determine the amount of revenue recognized. Costs are incurred for performance of each contract and compared to the estimated budgeted costs for that contract to determine a percentage of completion on the contract. The contract value equals the value of the services to be performed under the contract as determined by aggregating the labor hours estimated to be incurred to perform the tasks in the contract at the agreed rates. Contract value excludes the value of third-party and other pass-through costs. As the work progresses, original estimates might be changed due to, among other things, revisions in the scope of the work, patient enrollment rate, changes in the composition of staff on the project or other customer requirements.
Management regularly reviews the budget on each contract to determine if the budgeted costs accurately reflect the costs that the Company will incur for contract performance. Based on these reviews, the Company adjusts cost estimates. The Company reviews each contract’s performance to date, current cost trends and circumstances specific to each contract. The Company estimates its remaining costs to complete the contract based on a variety of factors including:
•	Actual costs incurred to date and the work completed in incurring the actual costs;

•	The remaining work to be completed based on the timeline of the contract as well as the number of units remaining for certain tasks in the contract; and

•	Factors that could change the rate of progress of future contract performance.
Historically, the majority of the Company’s estimates and assumptions have been accurate in all material respects in the aggregate across all contracts. The Company cannot predict whether these estimates will continue to be accurate in the future. When estimates indicate a loss, such loss is provided in the current period in its entirety. A contract amendment, which results in revisions to revenues and cost estimates, is recognized in the percentage-of-completion calculations beginning in the period in which the parties agree to the amendment.
The Company believes that total costs constitute the most appropriate indicator of the performance of fixed price contracts because the costs relate primarily to the amount of labor hours incurred to perform the contract. The customer receives the benefit of the work performed throughout the contract term and is obligated to pay for services once performed.
As the Company provides services on projects, it also incurs third-party and other pass-through costs, which are reimbursable by its customers pursuant to the contract. The revenues and costs from these third-party and other pass-through costs are reflected in the Company’s Consolidated Statements of Operations under the line items titled “Reimbursable Out-of-Pocket Revenues” and “Reimbursable Out-of-Pocket Costs”, respectively.
Accounts Receivable/Allowance for Doubtful Accounts
Billed accounts receivable represent amounts for which invoices have been sent to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been sent to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. The bad debt provision is monitored on a regular basis and adjusted as circumstances warrant. With the exception of a $1.7 million write-off in 2005 of receivables due from one customer, the Company’s allowance for doubtful accounts has been sufficient to cover any bad debt write-offs. If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company’s Consolidated Results of Operations or financial position.
Long-Lived Assets
The Company analyzes goodwill and other indefinite-lived intangible assets to determine any potential impairment loss on an annual basis, unless conditions exist that require an updated analysis on an interim basis. Certain factors that may occur and indicate an impairment include the following: significant underperformance relative to historical or projected operating results; significant changes in the manner of the Company’s use of the underlying assets; and significant adverse industry or market economic trends.
A fair value approach is used to test goodwill for impairment. The fair value approach compares estimates related to the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the amount of the impairment loss must be measured. At December 31, 2006, the fair value of the reporting units exceeded the carrying value, resulting in no goodwill impairment charge.
In addition, the Company has an intangible asset representing one customer relationship acquired in the Company’s acquisition of Clinical and Pharmacologic Research, Inc (CPR). The fair value of this customer relationship had been $15 million prior to the fourth quarter of 2006 and the useful life had been designated as indefinite. Due to declining revenue from this customer in 2006 and declining revenue projected for 2007 and future years, the Company determined that the asset was impaired and recorded an $8.2 million impairment charge in 2006. Effective January 1, 2007, the Company has assigned a 23-year useful life to the customer relationship and in the first quarter of 2007 the Company began amortizing the customer relationship basis over the 23 years on a straight-line basis.
The estimate of fair value of long-lived assets is inherently subjective and requires the Company to make a number of assumptions and projections. These assumptions and projections relate to future revenues, earnings and the probability of certain outcomes and scenarios. If factors change and the Company employs different assumptions in estimating fair value of its long-lived assets, the estimated fair value of these assets could change and result in impairment charges.
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
Stock-based Compensation

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
The weighted average fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The use of a Black-Scholes model requires the use of extensive historical employee exercise data and the use of a number of complex assumptions including assumptions regarding expected volatility of the stock, the risk free interest rate, expected dividends and expected term of the grant. The Company calculated expected volatility of its stock based on the volatility of its stock over a period approximating the expected term of the grants. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The Company assumed a dividend yield of zero because the Company has not paid dividends in the past and does not expect to do so in the future. Because stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior.
The adoption of SFAS 123(R) resulted in stock-based compensation expense related to stock options of approximately $158,000 and $298,000 in the first quarter of 2007 and 2006, respectively. In the first quarter of 2007, stock-based compensation expense caused net income to decrease by approximately $134,000 and basic and diluted earnings per share to decrease by $0.01 per share. In the first quarter of 2006, stock-based compensation expense caused net income to decrease by approximately $257,000 and basic and diluted earnings per share to decrease by $0.02 per share. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Income as the majority of the stock option expense related to options granted to executives.
If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that the Company records may differ significantly from the expense recorded in the current period.
New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new, single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for the Company as of January 1, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN No. 48 establishes a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
On January 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $4.3 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $6.8 million, of which $4.6 million would impact the effective tax rate, if recognized.
Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $463,000 upon adoption of FIN No. 48.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years
United States	2001 - 2006
Germany	2003 - 2006
United Kingdom	2001 - 2006
Netherlands	2001 - 2006
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries are made known to them by others within those entities. Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc., acquired in August of 2006, which is included in the financial statements of the Company for the quarter ended March 31, 2007 and as of December 31, 2006. The excluded element constitutes approximately $287 million of the Company’s total assets as of March 31, 2007, approximately $205 million of which is goodwill.
Changes in Internal Control
In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this report.
Part II. Other Information
Item 1. Legal Proceedings — None

Item 1A. Risk Factors
There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the Company’s 2006 Annual Report on Form 10-K. Please refer to that section for disclosures regarding risks and uncertainties relating to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults upon Senior Securities — Not applicable
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status

10.1	Second Amended and Restated Credit Agreement dated as of April 13, 2007 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	C

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

Filing
Status	Description of Filing Status

C	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: May 10, 2007		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III
Date: May 10, 2007		Karl Brenkert III
Senior Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

10.1	Second Amended and Restated Credit Agreement dated as of April 13, 2007 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002