Form 10-Q/A
period 2007-03-31
KENDLE INTERNATIONAL INC
filed 2007-05-15
CIK 1039151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

KENDLE INTERNATIONAL INC.

Explanatory Note:
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 10, 2007. This Amendment is being filed solely to amend Item 1 of Part I to correct a typographical error in the amount reported for both “Total liabilities” and “Total shareholders’ equity” within the Condensed Consolidated Balance Sheet. The individual balances for the captions comprising both “Total liabilities” and “Total shareholders’ equity” are correctly stated in the Company’s originally filed Form 10-Q.
The information contained in this Amendment has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of our Quarterly Report on Form 10-Q.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the original report with the corrected information appearing in Item 1 of Part I

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
(in thousands, except share data)	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,073	$19,917
Restricted cash	1,236	2,395
Accounts receivable	130,255	122,680
Other current assets	19,682	21,684

Total current assets	185,246	166,676

Property and equipment, net	24,103	23,024
Goodwill	230,378	229,598
Other finite-lived intangible assets	23,029	24,227
Other assets	13,093	11,547

Total assets	$475,849	$455,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$197	$195
Current portion of amounts outstanding under credit facilities	2,000	2,000
Trade payables	15,678	15,150
Advance billings	69,544	62,427
Other accrued liabilities	38,820	30,500

Total current liabilities	126,239	110,272
Obligations under capital leases, less current portion	355	404
Long-term debt	197,000	197,500
Other noncurrent liabilities	11,327	6,784

Total liabilities	334,921	314,960

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,480,835 and 14,445,393 shares issued and 14,457,783 and 14,422,341 outstanding at March 31, 2007 and December 31, 2006, respectively	75	75
Additional paid in capital	155,498	154,641
Accumulated deficit	(16,451)	(16,392)
Accumulated other comprehensive income:
Foreign currency translation adjustment	2,298	2,280

Total accumulated other comprehensive income	2,298	2,280
Less: Cost of common stock held in treasury, 23,052 shares at March 31, 2007 and December 31, 2006, respectively	(492)	(492)

Total shareholders’ equity	140,928	140,112

Total liabilities and shareholders’ equity	$475,849	$455,072

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
Company Overview
Kendle International Inc. (the Company) is a global contract research organization (CRO) that delivers integrated clinical research services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services on a contract basis to the biopharmaceutical industry. The Company operates its business in two reportable segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of contract services related to Phase II through IV clinical trials, regulatory affairs and biometrics offerings. The Company primarily earns net service revenues through performance under Late Stage segment “full-service” contracts. The Company also recognizes revenues through limited service contracts, consulting contracts, and Early Stage segment contracts. The Company’s revenue recognition process is described under “Critical Accounting Policies and Estimates”.

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
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007
Net Service Revenues
Net service revenues increased approximately $35.7 million, or 60%, to $95.4 million in the first quarter of 2007 from $59.8 million in the first quarter of 2006. As Kendle and CRL Clinical Services have integrated project teams and revenue is recognized on labor hours and costs, it is difficult to precisely determine the amount of the first quarter 2007 revenue that is attributable to the acquisition of CRL Clinical Services. The Company estimates that a significant portion of the growth in net service revenues is due to the acquisition. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 52% as compared to the corresponding 2006 period. Net service revenues from the Early Stage segment declined by approximately 2% due to a decline in Phase I revenue at the Company’s Early Stage facility in the Netherlands. Net service revenues from the Late Stage segment grew by 68% due to strong growth in the both Europe and the Americas. This growth is driven by an expanded customer base and larger projects awarded to the Company
Approximately 50% of the Company’s net service revenues were derived from operations outside of North America in the first quarter of 2007 compared to 42% in the first quarter of 2006. The top five customers based on net service revenues contributed approximately 26% of net service revenues during the first quarter of 2007 compared to approximately 31% of net service revenues during the first quarter of 2006. Net service revenues from Pfizer Inc. accounted for approximately 10% of total first quarter 2007 net service revenues compared to approximately 11% of total first quarter 2006 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults upon Senior Securities – Not applicable
Item 4. Submission of Matters to a Vote of Security Holders – None
Item 5. Other Information – None

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

KENDLE INTERNATIONAL INC.

	By:	/s/ Candace Kendle

Date: May 15, 2007		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III

Date: May 15, 2007		Karl Brenkert III
Senior Vice President — Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

10.1	Second Amended and Restated Credit Agreement dated as of April 13, 2007 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002