Form 10-Q
period 2007-06-30
KENDLE INTERNATIONAL INC
filed 2007-08-09
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,512,567 shares of Common Stock, no par value, as of July 30, 2007.

KENDLE INTERNATIONAL INC.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
(in thousands, except share data)	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,146	$19,917
Restricted cash	1,002	2,395
Accounts receivable	148,248	122,680
Other current assets	19,047	21,684

Total current assets	192,443	166,676

Property and equipment, net	26,319	23,024
Goodwill	230,074	229,598
Other finite-lived intangible assets, net	21,831	24,227
Other assets	15,849	11,547

Total assets	$486,516	$455,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$199	$195
Current portion of amounts outstanding under credit facilities	—	2,000
Trade payables	17,022	15,150
Advance billings	83,119	62,427
Other accrued liabilities	45,483	30,500

Total current liabilities	145,823	110,272
Obligations under capital leases, less current portion	306	404
Long-term debt	183,500	197,500
Other noncurrent liabilities	11,082	6,784

Total liabilities	340,711	314,960

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,527,267 and 14,445,393 shares issued and 14,504,215 and 14,422,341 outstanding at June 30, 2007 and December 31, 2006, respectively	75	75
Additional paid in capital	156,662	154,641
Accumulated deficit	(12,119)	(16,392)
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,679	2,280
Less: Cost of common stock held in treasury, 23,052 shares at June 30, 2007 and December 31, 2006, respectively	(492)	(492)

Total shareholders’ equity	145,805	140,112

Total liabilities and shareholders’ equity	$486,516	$455,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net service revenues	$97,802	$62,086	$193,241	$121,839
Reimbursable out-of-pocket revenues	41,384	19,835	78,498	37,277

Total revenues	139,186	81,921	271,739	159,116

Costs and expenses:
Direct costs	51,544	33,956	100,943	64,780
Reimbursable out-of-pocket costs	41,384	19,835	78,498	37,277
Selling, general and administrative expenses	31,748	19,956	61,741	39,841
Depreciation and amortization	3,631	1,778	7,189	3,544

	128,307	75,525	248,371	145,442

Income from operations	10,879	6,396	23,368	13,674

Other income (expense):
Interest income	457	629	767	1,180
Interest expense	(4,328)	(51)	(8,672)	(114)
Other	(424)	(166)	(2,312)	(394)

Income before income taxes	6,584	6,808	13,151	14,346
Income tax expense	2,252	2,518	4,616	5,157

Net income	$4,332	$4,290	$8,535	$9,189

Income per share data:
Basic:
Net income per share	$0.30	$0.30	$0.59	$0.64

Weighted average shares	14,477	14,329	14,458	14,254

Diluted:
Net income per share	$0.29	$0.29	$0.57	$0.62

Weighted average shares	14,858	14,817	14,855	14,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net income	$4,332	$4,290	$8,535	$9,189

Other comprehensive income:

Foreign currency translation adjustment	(619)	634	(601)	803

Net unrealized holding gains on available-for-sale securities arising during the period, net of tax	—	10	—	14

Net unrealized holding losses on interest rate swap agreement	—	(9)	—	(7)

Comprehensive income	$3,713	$4,925	$7,934	$9,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
(in thousands)	2007	2006
Net cash provided by operating activities	$24,364	$7,820

Cash flows from investing activities:
Proceeds from sale and maturity of available-for-sale securities	—	17,043
Purchase of available-for-sale securities	—	(9,489)
Acquisitions of property and equipment	(7,326)	(4,239)
Additions to internally developed software	(93)	(37)
Acquisitions of businesses, less cash received	2,329	(927)
Deferred acquisition costs	—	(772)
Other	5	4

Net cash provided by (used in) investing activities	(5,085)	1,583

Cash flows from financing activities:
Repayments under credit facilities	(16,000)	(3,750)
Net proceeds from book overdraft	112	50
Debt issue costs	(710)	—
Purchase of treasury stock	—	(99)
Income tax benefit from stock option exercises	479	734
Proceeds from issuance of common stock	880	2,798
Payments on capital lease obligations	(96)	(224)

Net cash used in financing activities	(15,335)	(491)

Effects of exchange rates on cash and cash equivalents	285	292

Net increase in cash and cash equivalents	4,229	9,204
Cash and cash equivalents:
Beginning of period	19,917	37,437

End of period	$24,146	$46,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2006 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
Cash and Cash Equivalents, Including Restricted Cash
In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 the Company presented changes in restricted cash as an investing activity. In the accompanying consolidated statements of cash flows for the six months ended June 30, 2006, the Company reclassified changes in restricted cash balances to an operating activity to be consistent with the Company’s 2007 presentation.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.
The net income used in computing net income per diluted share has been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	June 30, 2007	June 30, 2006
Net income per Statements of Operations	$4,332	$4,290

Net income for diluted earnings per share calculation	$4,332	$4,290

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006
Net income per Statements of operations	$8,535	$9,189

Net income for diluted earnings per share calculation	$8,535	$9,189
The weighted average shares used in computing net income per diluted share have been calculated as follows:

	Three Months Ended	Three Months Ended
(in thousands)	June 30, 2007	June 30, 2006
Weighted average common shares Outstanding	14,477	14,329
Stock options and restricted stock	381	488

Weighted average shares	14,858	14,817

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006
Weighted average common shares Outstanding	14,458	14,254
Stock options and restricted stock	397	500

Weighted average shares	14,855	14,754

Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designated to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $60.3 million at June 30, 2007. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $24.6 million at June 30, 2007. The hedge agreements do not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations. In the second quarter and first six months of 2007, the Company recorded losses of approximately $230,000 and $800,000, respectively on the Euro hedge transaction and $850,000 and $1.2 million, respectively on the Pound Sterling transaction related to the changes in the fair market value of the hedge. In the second quarter and first six months of 2007, the losses on the fair market value of the hedge were offset by foreign exchange gains of $350,000 and $750,000, respectively on the change in fair value of the Euro intercompany note, and $1.2 million and $1.3 million, respectively on the change in fair value of the Pounds Sterling intercompany note.
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new, single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for the Company as of January 1, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
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
On January 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $4.3 million increase of accumulated deficit. At January 1, 2007, the total amount of unrecognized tax benefits was $6.8 million, of which $4.6 million would impact the effective tax rate, if recognized.
Interest and penalties associated with uncertain tax positions are recognized as components of the “Income tax expense.” The Company’s accrual for interest and penalties was $463,000 upon adoption of FIN No. 48.
The Company has approximately $1.5 million in unrecognized tax benefits for which the statute of limitations is expected to expire within the next 12 months. Expiration of the statute of limitations on some or all of these unrecognized tax benefits may cause a material impact on the Company’s effective tax rate in a particular period.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years
United States	2001 - 2006
Germany	2003 - 2006
United Kingdom	2001 - 2006
Netherlands	2001 - 2006
The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.
2. Acquisitions:
Acquisition of International Clinical Research Limited and related companies:
In April 2006, the Company completed its acquisition of Latin America CRO International Clinical Research Limited and its related companies (“IC-Research”). At the time of acquisition, IC-Research was a CRO in Latin America with operations in Argentina, Brazil, Chile and Colombia. The acquisition supports the Company’s goal of strategic business expansion and diversification in high-growth regions to deliver global clinical trials for its customers. IC-Research was integrated as part of the Company’s Late Stage segment.
The acquisition closed in April 2006. The aggregate purchase price was approximately $971,000 in cash, including acquisition costs. In addition, there is a earnout provision, with a maximum additional amount to be paid of $260,000 as well as an additional contingent payment of $100,000. To date, the Company has paid out approximately $46,000 of the earnout and contingency provisions. In the second quarter of 2007, the Company accrued approximately $29,000 to record the additional earnout provision amount earned. The additional goodwill amounts were recorded in the financial statements in the first six months of 2007.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Contingent payments discussed above are not included in the purchase price allocation table below. A third party was used to assist the Company in valuing the intangible asset.
Purchase Price Allocation:

(in thousands)
Current assets	$94
Property, plant and equipment	9
Intangible assets	500
Goodwill	418

Total assets acquired	1,021
Current liabilities	(50)

Net assets acquired	$971

Acquisition of Phase II-IV Clinical Services Business of Charles River Laboratories International, Inc.:

In August 2006, the Company acquired the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc (“CRL Clinical Services”). The acquisition is expected to strengthen the Company’s position as one of the leading global players in the clinical development industry, adding therapeutic expertise, diversifying its customer base and expanding its capacity to deliver large global trials. The initial purchase price was approximately $215 million in cash plus a working capital adjustment in which the Company paid for any working capital in excess of $2.0 million. The total purchase price, including acquisition costs and the working capital adjustment, was approximately $236 million. The Company financed the purchase with $200 million in term debt as well as its existing cash and proceeds from available-for-sale securities.
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
Preliminary Purchase Price Allocation:

(in thousands)
Accounts receivable	$23,221
Other current assets	16,463
Property, plant and equipment	4,784
Other long-term assets	2,851
Intangible assets	19,100
Goodwill	204,539

Total assets acquired	270,958
Advanced billings	(10,264)
Other current liabilities	(11,618)
Other long-term liabilities	(12,920)

Total liabilities assumed	(34,802)

Net assets acquired	$236,156

For the acquisitions discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisitions of ICR and CRL Clinical Services occurred at the beginning of 2006:

Six Months Ended
(in thousands, except per share data)	June 30, 2006
Net service revenues	$177,029
Net income	6,608
Net income per diluted share	$0.45
Weighted average shares	14,754

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2006, nor is it necessarily indicative of future operating results.
3. Goodwill and Other Intangible Assets:
Goodwill at June 30, 2007 and December 31, 2006 is comprised of:

(in thousands)
Balance at December 31, 2006	$229,598
Additional adjustments	297
Foreign currency fluctuations	348
Tax benefit to reduce goodwill	(169)

Balance at June 30, 2007	$230,074
The additional goodwill acquired in the first six months of 2007 relates to a decrease in liabilities assumed of approximately $119,000 and additional acquisition costs of approximately $245,000 in conjunction with the acquisition of CRL Clinical Services acquisition. Also, additional goodwill of $171,000 was recorded related to a working capital adjustment and earn-out provisions in the IC-Research acquisition.
Amortizable intangible assets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2007	2006
Amortizable intangible assets:
Carrying amount:
Customer relationships	18,000	18,000
Non-compete agreements	460	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software(a)	15,876	16,039

Total carrying amount	$43,136	$43,299
Accumulated Amortization:
Customer relationships	(1,329)	(682)
Non-compete agreements	(431)	(374)
Completed technology	(470)	(205)
Backlog	(3,199)	(1,772)
Internally developed software	(14,577)	(14,228)

Total accumulated amortization	$(20,006)	$(17,261)

Net amortizable intangible assets	$23,130	$26,038

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

Amortizable intangible assets at June 30, 2007 and December 31, 2006 are comprised of:

					Internally
	Customer	Non-Compete	Completed		Developed
(in thousands)	Relationships	Agreements	Technology	Backlog	Software
Balance at December 31, 2006	$17,318	$86	$2,395	$4,428	$1,811
Additional amounts acquired	—	—	—	—	93
2007 amortization	(647)	(57)	(265)	(1,427)	(605)

Balance at June 30, 2007	$16,671	$29	$2,130	$3,001	$1,299

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
Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
Remainder of 2007:	$2,743
2008:	4,103
2009:	3,141
2010:	2,449
2011:	2,280
Thereafter:	8,414

Total	$23,130
4. Debt:
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility is comprised of a $200 million term loan that matures in August 2012 and a revolving credit loan that expires in August 2011. The original revolving credit loan was $25 million and was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement discussed below. The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations. In the first quarter of 2007, the Company and its various lenders executed a second amendment to the Facility. Under the second amendment, the Company and its lenders agreed to various amendments to the definitions section of the Facility, as well as to certain other covenants and limitations. These amendments include, but are not limited to, the following:
•	Revisions to the maximum Total Leverage Ratio (as defined in the Facility);

•	Revisions to the minimum Consolidated Interest Coverage Ratio (as defined in the Facility);

•	Increase in dollar value of certain Permitted Acquisitions (as defined in the Facility);

•	The right to increase the revolving commitment by up to $30 million upon certain conditions.
Effective June 27, 2007, the Company and UBS AG, Stamford Branch executed an Increase Joinder Agreement which contemplated subject to certain conditions an increase of $28.5 million in the revolving credit loan available under the Facility. These conditions included the consummation of a convertible debt issuance and a corresponding repayment of the term loan. These conditions were satisfied on or about July 19, 2007 as discussed in Note 5 (Subsequent Event) below.
The term loan has mandatory principal payments of $500,000 per quarter beginning with the fourth quarter of 2006. In addition, at the end of each fiscal year commencing with the fiscal year ending December 31, 2007, the Company must prepay 50% of its excess cash flow (as defined in the Facility) for the year. The Company made a voluntary prepayment of $15.0 million in June of 2007. The voluntary prepayment is first applied to future mandatory principal payments, so as of June 30, 2007 the Company has no remaining mandatory quarterly principal payments, and as such the entire outstanding balance of the term loan is classified as long-term at June 30, 2007.
Interest on the term loan is variable based on a LIBOR rate plus an applicable margin. The applicable margin is currently at 2.50% and will vary based on the Total Leverage Ratio (as defined in the Facility) of the Company. In February 2007, the Company entered into an interest rate swap/collar to fix the interest rate on a portion of its debt. The Company fixed the interest rate on the total outstanding balance of the term loan through April 30, 2007 at a fixed rate of 5.079% plus the 2.50% margin. Beginning May 1, 2007, the Company fixed the interest rate on $40.0 million of the outstanding term loan at the rate of 5.079% plus the 2.5% margin with an additional $51.0 million covered under the interest rate collar. The collar provides for interest rate protection at a cap of 6.25% and a floor of 3.21%. The principal amounts covered by the swap and collar decline in subsequent periods.
In the first six months of 2007, the Company recorded gains of approximately $174,000 related to the mark-to-market of the interest rate swap collar.
The weighted-average interest rate in effect on the term loan for the first six months of 2007 was approximately 7.80%.
The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
As of June 30, 2007, $183.5 million was outstanding under the term loan, no amounts were outstanding under the revolving credit loan and no amounts were outstanding under the Multicurrency Facility.

As a result of the consummation of the convertible debt issuance and the corresponding mandatory prepayment of the term loan, the Company increased its revolving loan capacity by $28.5 million to $53.5 million.
5. Subsequent Event — Convertible Senior Notes
On July 16, 2007 the Company issued $200.0 million in principal amount of 3.375% Convertible Senior Notes due 2012 (“Notes”).
The notes pay interest semiannually at a rate of 3.375% per annum. The notes are convertible, subject to certain limitations, at the holder’s option, at an initial conversion rate of 20.9585 shares of common stock per $1,000 principal amount of notes (or an initial conversion price of approximately $47.71 per share of common stock), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a conversion premium of 32.5% over the closing sale price of the Company’s common stock on July 10, 2007, which was $36.01 per share. Upon conversion, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in shares of the Company’s common stock.
The notes are not redeemable at the option of the Company prior to maturity. Upon a fundamental change (as defined in the prospectus supplement related to the notes), holders may require the Company to repurchase their notes at a purchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, in cash. The notes will be senior unsecured obligations of the Company.
In connection with the offering, the Company entered into convertible note hedge transactions with certain dealers. These transactions are intended to reduce the potential dilution to the Company’s shareholders upon any future conversion of the notes. The Company also entered into warrant transactions concurrently with the offering, pursuant to which it sold warrants to purchase Kendle common stock to the same dealers that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions generally have the effect of increasing the conversion price of the convertible notes to approximately $61.22 per share of Kendle common stock, representing approximately a 70% premium based on the closing sales price as reported on The Nasdaq Global Market on July 10, 2007, of $36.01 per share.
The Company received net proceeds from the sale of the notes of approximately $194.0 million after deducting the underwriter’s discounts and commissions. In addition, the Company used approximately $18.1 million of the net proceeds of the offering to pay the net cost of the convertible note hedge transactions and the warrant transactions. The Company made a mandatory prepayment of $146.0 million (75% of the net proceeds of the offering) toward repayment of amounts owed under the term loan under its credit agreement and made additional voluntary prepayments of $28.0 million in July of 2007. The amount outstanding on the Company’s term loan is $9.5 million as of August 9, 2007.
6. Stock Based Compensation:
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the “1997 Plan”) that provides for the issuance of up to 1,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. In April 2000, shareholders approved an amendment to the 1997 Plan increasing the number of shares that can be issued to 3,000,000. Participation in the 1997 Plan is at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior

to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan can be granted after its termination date in August 2007. Restricted stock may also be granted pursuant to the 1997 Plan. Restricted shares typically vest ratably over a three year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock may also be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of Common Stock in the first quarter of 2006. No additional shares of Common Stock were granted in the second quarter of 2006. The Company did not grant any restricted shares or unrestricted stock in the first six months of 2007.
At the annual meeting of shareholders on May 10, 2007, shareholders of the Company approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was unanimously approved by the Board of Directors on March 9, 2007, subject to shareholder approval. Under the 2007 Plan, all employees of the Company and its subsidiaries will be eligible to receive awards. The 2007 Plan is an “omnibus” stock plan that provides a variety of equity award vehicles to maintain flexibility. The 2007 Plan will permit the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. A maximum of 1,000,0000 shares will be available for grants of all equity awards under the 2007 Plan.
The Company has reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which 1,208,895 are available for grant at June 30, 2007. As a result of the adoption of the 2007 Plan, the Company intends to wind down the 1997 Plan and has reserved 1,000,000 shares of Common Stock for the 2007 Plan. In winding down the 1997 Plan, the Company intends to grant no more than 100,000 shares under that plan.
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
The adoption of SFAS 123(R) resulted in additional stock-based compensation expense of approximately $470,000 and $628,000 in the second quarter and first six months of 2007, respectively, compared to additional stock-based compensation expense of approximately $946,000 and $1.2 million in the second quarter and first six months of 2006, respectively. The incremental stock-based compensation expense caused net income to decrease by approximately $339,000 and $473,000 and basic and diluted earnings per share to decrease by $0.02 and $0.03 per share in the three and six months ended June 30, 2007, respectively. The incremental stock-based compensation expense caused net income to decrease by approximately $644,000 and $901,000 and basic and diluted earnings per share to decrease by $0.04 and $0.06 per share in the three and six months ended June 30, 2006, respectively.
In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $479,000 during the first six months of 2007 and $734,000 in the first six months of 2006.
The following is a summary of stock based compensation expense recorded by the Company:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2007	2006	2007	2006
Stock options	$470	946	$628	1,244
Restricted stock	5	12	18	24
Unrestricted stock	0	0	0	336

Total stock based compensation	$475	$958	$646	$1,604

At June 30, 2007, there was approximately $890,000 of total unrecognized compensation cost, $889,000 relating to options and $1,000 relating to restricted stock related non-vested share-based payment plans. The cost is expected to be recognized over a weighted-average period of 2.1 years for options and 6 months for restricted stock.
Stock Options:
The following table summarizes information regarding stock option activity in 2007:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at 12/31/06	797,597	$11.55
Granted	40,000	32.50
Canceled	(31,920)	9.03
Exercised	(80,335)	11.04

Options outstanding at 06/30/07	725,342	12.88	5.80	$9,340
Exercisable at 06/30/07	514,182	13.71	5.43	$7,049
The per-share weighted-average fair value of options and awards granted is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Stock options	$12.79	$19.91	$12.79	$19.91
Unrestricted stock	N/A	N/A	N/A	$31.39
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected volatility	41.9%	56.0%	41.9%	56.0%
Risk-free interest rate	4.7%	5.0%	4.7%	5.0%
Expected term	4.5	6.2	4.5	6.2
The expected volatility is based on the Corporation’s stock price over a historical period which approximates the expected term as well as comparison to volatility for other companies in the Company’s industry and expectations of future volatility. The risk free interest rate is based on the implied yield in U.S Treasury issues with a remaining term approximating the expected term. The expected term is calculated as the historic weighted average life of similar awards.
The total intrinsic value of stock options exercised was approximately $900,000 and $2.4 million during the second quarter of 2007 and 2006, respectively, and $1.9 million and $4.7 million for the six months ended June 30, 2007 and 2006, respectively.
Restricted Stock:
A summary of restricted stock activity during the first six months of 2007 is as follows:

Outstanding at 12/31/06	6,250
Granted	—
Vested	(6,125)
Canceled	—

Outstanding at 06/30/07	125
The weighted-average fair value of restricted shares vested was $8.30 and $8.63 during the second quarter and first six months of 2007, respectively.
7. Segment Information:
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

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Three months ended June 30, 2007
Net service revenues	$5,563	$89,947	$2,292		$97,802
Reimbursable out-of-pocket revenues	$—	$41,384	$—		$41,384

Total revenues	$5,563	$131,331	$2,292		$139,186
Operating Income	$1,127	$18,811	$(9,059)		$10,879
Total assets	$31,000	$399,277	$56,239	(a)	$486,516

Three months ended June 30, 2006
Net service revenues	$5,348	$55,777	$961		$62,086
Reimbursable out-of-pocket revenues	$—	$19,835	$—		$19,835

Total revenues	$5,348	$75,612	$961		$81,921
Operating Income	$1,182	$14,994	$(9,780)		$6,396
Total assets	$33,930	$107,045	$62,818	(a)	$203,793

(a)	Primarily comprised of cash, marketable securities and tax-related assets.

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Six months ended June 30, 2007
Net service revenues	$10,973	$178,388	$3,880		$193,241
Reimbursable out-of-pocket revenues	$—	$78,498	$—		$78,498

Total revenues	$10,973	$256,886	$3,880		$271,739
Operating Income	$1,669	$38,674	$(16,975)		$23,368
Total assets	$31,000	$399,277	$56,239	(a)	$486,516

Six months ended June 30, 2006
Net service revenues	$10,849	$108,478	$2,512		$121,839
Reimbursable out-of-pocket revenues	$—	$37,277	$—		$37,277

Total revenues	$10,849	$145,755	$2,512		$159,116
Operating Income	$2,757	$28,829	$(17,912)		$13,674
Total assets	$33,930	$107,045	$62,818	(a)	$203,793

(a)	Primarily comprised of cash, marketable securities and tax-related assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and six months ended June 30, 2007 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
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

In each of the foregoing situations, the Company enters into negotiations for a contract amendment to reflect the change in scope or assumptions and the related price. Depending on the complexity of the amendment, the amendment process can take from a few weeks for a simple adjustment, such as a timeline extension, to several months for a complex amendment, such as a change in patient enrollment strategy. Under the Company’s policy, project teams are not authorized to engage in tasks outside the scope of the contract without prior management approval. In some situations, management may authorize the project team to commence work on activities outside the contract scope while the Company and its customer negotiate and finalize the contract amendment.
Contract amendments are commonplace within the industry and occur on the majority of the Company’s contracts. At any point in time, the Company will be in the process of discussing numerous proposed amendments, the scope and value of which can change significantly between time of proposal and final agreement. The total value of these amendments primarily represents future work and revenues.
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
Recent Developments and CRO Marketplace
In August 2006, the Company acquired the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc (“CRL Clinical Services”). The acquisition has strengthened the Company’s position as one of the leading global players in the clinical development industry, adding therapeutic expertise, diversifying its customer base and expanding its capacity to deliver large global trials. The initial purchase price was approximately $215 million in cash plus a working capital adjustment in which the Company paid for any working capital in excess of $2.0 million. The total purchase price, including acquisition costs and the working capital adjustment, was approximately $236 million. The acquired business is part of the Company’s Late Stage segment. The Company financed the purchase with $200 million in term debt as well as its existing cash and proceeds from available-for-sale securities.
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
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007
Net Service Revenues
Net service revenues increased approximately $35.7 million, or 58%, to $97.8 million in the second quarter of 2007 from $62.1 million in the second quarter of 2006. As Kendle and CRL Clinical Services have integrated project teams and revenue is recognized on labor hours and costs, it is difficult to precisely determine the amount of the second quarter 2007 revenue that is attributable to the acquisition of CRL Clinical Services. The Company estimates that a significant portion of the growth in net service revenues is due to the acquisition. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 51% as compared to the corresponding 2006 period. Net service revenues from the Early Stage segment increased by approximately 4% due to an increase in Phase I revenue at the Company’s Early Stage facility in Morgantown, WV offset partially be a decline in Phase I revenue at the Early Stage facility in the Netherlands. Net service revenues from the Late Stage segment grew by 61%. A significant portion of the growth in Late Stage net service revenues is attributable to the acquisition of CRL Clinical Services. Late Stage net service revenues increased in both Europe and the Americas due to an expanded customer base and larger projects awarded to the Company.
Approximately 50% of the Company’s net service revenues were derived from operations outside of North America in the second quarter of 2007 compared to 45% in the second quarter of 2006. The top five customers based on net service revenues contributed approximately 28% of net service revenues during the second quarter of 2007 compared to approximately 29% of net service revenues during the second quarter of 2006. Net service revenues from Pfizer Inc. accounted for approximately 10% of total second quarter 2007 net service revenues compared to approximately 11% of total second quarter 2006 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.
Reimbursable Out-of-Pocket Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased over 100% to $41.4 million in the second quarter of 2007 from $19.8 million in the corresponding period of 2006. The Company estimates that a significant portion of the growth in reimbursable out-of-pocket revenues is due to the acquisition of CRL Clinical Services.
Operating Expenses
Direct costs increased approximately $17.5 million, or 52%, to $51.5 million in the second quarter of 2007 from $34.0 million in the second quarter of 2006. A significant portion of the growth in direct costs is due to the acquisition of CRL Clinical Services. The portion of the increase in direct costs attributable to organic growth relates directly to the increase in net service revenues in the second quarter of 2007, primarily due to increased hiring of billable employees to support the increased contract services. Direct costs expressed as a percentage of net service revenues were 52.7% for the three months ended June 30, 2007 compared to 54.7% for the three months ended June 30, 2006. The decrease in direct costs as a percentage of net service revenues in 2007 is partially due to a charge in the second quarter of 2006 of approximately $700,000 in direct costs to provide additional study services to resolve non-medical customer concerns over one study. Additionally, in the second quarter of 2007 the Company decreased its usage of outside contractors, which are generally more costly to the Company.
Reimbursable out-of-pocket costs increased over 100% to $41.4 million in the second quarter of 2007 from $19.8 million in the corresponding period of 2006. The Company estimates that a significant portion of the growth in reimbursable out-of-pocket costs is due to the acquisition of CRL Clinical Services.
Selling, general and administrative expenses increased $11.7 million, or 59%, from $20.0 million in the second quarter of 2006 to $31.7 million in the same quarter of 2007. The increase is primarily due to increases in employee-related costs from the Company’s increase in headcount to support the increased revenue. A significant portion of the headcount growth is due to the acquisition of CRL Clinical Services. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.4% for the three months ended June 30, 2007 compared to 32.1% for the corresponding 2006 period.
Depreciation and amortization expense increased by $1.9 million in the second quarter of 2007 compared to the second quarter of 2006. This increase is primarily due to amortization of $1.0 million related to finite-lived intangibles acquired in the CRL Clinical Services acquisition as well as depreciation on fixed assets acquired from CRL Clinical Services.
Income from operations increased to $10.9 million or 11.1% of net service revenues for the three months ended June 30, 2007 from $6.4 million or 10.3% of net services revenues for the corresponding 2006 period. Income from operations from Kendle’s Early Stage segment decreased approximately $55,000, or 5%, to $1.1 million or 20.3% of Early Stage net service revenues for the three months ended June 30, 2007, from approximately $1.2 million, or 22.1% of Early Stage net service revenues for the corresponding period of 2006. The decrease in operating margin was driven by decreased revenue at the Company’s Early Stage facility in the Netherlands resulting in increased fixed facility and employee costs as a percentage of revenue. Income from operations from the Company’s Late Stage segment increased $3.8 million, or 25%, to $18.8 million or 20.9% of Late Stage net service revenues for the three months ended June 30, 2007 from approximately $15.0 million or 26.9% of net service revenues from the corresponding period of 2006. The decrease in operating margin in the second quarter of 2007 is due to the increase in hiring of billable associates in the second quarter of 2007 resulting in lower utilization as newly hired associates typically begin with lower utilization due to training and initial inefficiencies.
Other Income (Expense)
Other Income (Expense) was expense of approximately $4.3 million in the second quarter of 2007 compared to income of approximately $412,000 in the second quarter of 2006. Interest expense increased by approximately $4.3 million in the second quarter of 2007 compared to the second quarter of 2006 due to the outstanding principal under the $200.0 million term debt during the 2007 period. The Company made payments of $15.5 million on the term debt in late June of 2007. The Company incurred this term debt in connection with the August 16, 2006 acquisition of CRL Clinical Services. Interest income decreased by approximately $172,000 in the second quarter of 2007 due to smaller cash and investment balances in the second quarter of 2007 compared to the corresponding period of 2006, as in addition to the term debt, the Company used cash and proceeds from the sale of investments to finance the CRL Clinical Services acquisition.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. In addition, the Company entered into an interest rate swap/collar arrangement to fix the rate on a portion of its outstanding term debt. The derivative arrangements do not qualify for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Consolidated Statements of Operations. In the second quarter of 2007, the Company recorded gains of approximately $817,000 related to these derivative instruments. In addition to the gains on derivative instruments, the Company recorded foreign exchange rate losses of approximately $1.1 million in the second quarter of 2007 compared to losses of $118,000 in the second quarter of 2006. The increased foreign exchange loss is due to the weakening of the US dollar against the British pound and the euro as well as an increase in global contracts in 2007, leading to increased exchange rate exposure.
Income Taxes
The Company reported tax expense at an effective rate of 34.2% in the quarter ended June 30, 2007, compared to tax expense at an effective rate of 37.0% in the quarter ended June 30, 2006. The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.
Net Income
The net income for both the quarter ended June 30, 2007 and the quarter ended June 30, 2006 was approximately $4.3 million or $0.30 per basic and $0.29 per diluted share, respectively.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007
Net Service Revenues
Net service revenues increased approximately $71.4 million, or 59%, to $193.2 million in the first six months of 2007 from $121.8 million in the first six months of 2006. As Kendle and CRL Clinical Services have integrated project teams and revenue is recognized on labor hours and costs, it is difficult to precisely determine the amount of the first half of 2007 revenue that is attributable to the acquisition of CRL Clinical Services. The Company estimates that a significant portion of the growth in net service revenues is due to the acquisition. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 51% as compared to the corresponding 2006 period. Net service revenues from the Early Stage segment increased by approximately 1% due to an increase in Early Stage revenue at the Company’s Early Stage facility in Morgantown, WV offset by a decline in Phase I revenue at the Company’s Early Stage facility in the Netherlands. Net service revenues from the Late Stage segment grew by 64%. A significant portion of the growth in Late Stage net service revenues is attributable to the acquisition of CRL Clinical Services. Late Stage net service revenues increased in both Europe and the Americas due to an expanded customer base and larger projects awarded to the Company.
Approximately 50% of the Company’s net service revenues were derived from operations outside of North America in the first half of 2007 compared to 43% in the first half of 2006. The top five customers based on net service revenues contributed approximately 26% of net service revenues during the first six months of 2007 compared to approximately 30% of net service revenues during the first half of 2006. Net service revenues from Pfizer Inc. accounted for approximately 10% of total net service revenues for the six months ended June 30, 2007 compared to approximately 11% of total net service revenues for the six months ended June 30, 2006. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues for the quarter in either period presented.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased over 100% to $78.5 million in the first half of 2007 from $37.3 million in the corresponding period of 2006. The Company estimates that a significant portion of the growth in reimbursable out-of-pocket revenues is due to the acquisition of CRL Clinical Services.
Operating Expenses
Direct costs increased approximately $36.1 million, or 56%, to $100.9 million in the first half of 2007 from $64.8 million in the first half of 2006. A significant portion of the growth in direct costs is due to the acquisition of CRL Clinical Services. The portion of the increase in direct costs attributable to organic growth relates directly to the increase in net service revenues in the first six months of 2007, primarily due to increased hiring of billable employees to support the increased contract services. Direct costs expressed as a percentage of net service revenues were 52.2% for the six months ended June 30, 2007 compared to 53.1% for the six months ended June 30, 2006. The decrease in direct costs as a percentage of net service revenues in 2007 is partially due to a charge in the second quarter of 2006 of approximately $700,000 in direct costs to provide additional study services to resolve non-medical customer concerns over one study.
Reimbursable out-of-pocket costs increased over 100% to $78.5 million in the first half of 2007 from $37.3 million in the corresponding period of 2006. The Company estimates that a significant portion of the growth in reimbursable out-of-pocket costs is due to the acquisition of CRL Clinical Services.
Selling, general and administrative expenses increased $21.9 million, or 55%, from $39.8 million in the first six months of 2006 to $61.7 million in the same period of 2007. The increase is primarily due to increases in employee-related costs from the Company’s increase in headcount to support the increased revenue. A significant portion of the headcount growth is due to the acquisition of CRL Clinical Services. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.0% for the six months ended June 30, 2007 compared to 32.7% for the corresponding 2006 period.
Depreciation and amortization expense increased by $3.6 million in the first half of 2007 compared to the first half of 2006. This increase is primarily due to amortization of $2.0 million related to finite-lived intangibles acquired in the CRL Clinical Services acquisition as well as depreciation on fixed assets acquired from CRL Clinical Services.
Income from operations increased to $23.4 million or 12.1% of net service revenues for the six months ended June 30, 2007 from $13.7 million or 11.2% of net services revenues for the corresponding 2006 period. The increase in income from operations as a percentage of net service revenues is due to a larger revenue base to absorb costs. Income from operations from Kendle’s Early Stage segment decreased $1.1 million, or 40%, to $1.7 million or 15.2% of Early Stage net service revenues for the six months ended June 30, 2007, from approximately $2.8 million, or 25.4% of Early Stage net service revenues for the corresponding period of 2006. The decrease in operating margin was driven by decreased revenue at the Company’s Early Stage facility in the Netherlands resulting in increased fixed facility and employee costs as a percentage of revenue. In addition, in the first quarter of 2007 the Company incurred approximately $130,000 of severance costs at the Company’s Morgantown, West Virginia location. Income from operations from the Company’s Late Stage segment increased $9.9 million, or 34%, to $38.7 million or 21.7% of Late Stage net service revenues for the six months ended June 30, 2007 from approximately $28.8 million or 26.6% of net service revenues from the corresponding period of 2006. Growth in the Late Stage segment was driven by strong performance in both Europe and the Americas as well as the acquisition of CRL Clinical Services.
Other Income (Expense)
Other Income (Expense) was expense of approximately $10.2 million in the first half of 2007 compared to income of approximately $672,000 in the first half of 2006. Interest expense increased by approximately $8.6 million in the first half of 2007 compared to the first half of 2006 due to the outstanding principal under the $200.0 million term debt during the 2007 period. The Company made payments of $15.5 million on the term debt in late June of 2007. The Company incurred this term debt in connection with the August 16, 2006 acquisition of CRL Clinical Services. Interest income decreased by approximately $413,000 in 2007 due to smaller cash and investment balances in the six months ended June 30, 2007 compared to the corresponding period of 2006, as in addition to the term debt, the Company used cash and proceeds from the sale of investments to finance the CRL Clinical Services acquisition.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. In addition, the Company entered into an interest rate swap/collar arrangement to fix the rate on a portion of its outstanding term debt. The derivative arrangements do not qualify for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Consolidated Statements of Operations. In the first half of 2007, the Company recorded gains of approximately $200,000 related to these derivative instruments. In addition to the gains on derivative instruments, the Company recorded foreign exchange rate losses of approximately $2.3 million in the first half of 2007 compared to losses of $307,000 in the first half of 2006. The increased foreign exchange loss is due to the weakening of the US dollar against the Pound Sterling and the Euro as well as an increase in global contracts in 2007, leading to increased exchange rate exposure.
Income Taxes
The Company reported tax expense at an effective rate of 35.1% in the six months ended June 30, 2007, compared to tax expense at an effective rate of 35.9% in the six months ended June 30, 2006. The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the locations that generate the pre-tax earnings or losses.
Net Income
Net income for the six months ended June 30, 2007 was approximately $8.5 million or $0.57 per diluted share and $0.59 per basic share compared to net income for the six months ended June 30, 2006 of $9.2 million or $0.62 per diluted share and $0.64 per basic share.
Liquidity and Capital Resources
Cash and cash equivalents increased by $4.2 million for the six months ended June 30, 2007 as a result of cash provided by operating activities of $24.4 million offset by cash used in financing activities of approximately $15.3 million and by cash used in investing activities of approximately $5.1 million. At June 30, 2007, cash and cash equivalents were $24.1 million. In addition, the Company has approximately $1.0 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items. The change in net operating assets generated approximately $7.8 million in cash during the six months ended June 30, 2007, primarily due to an increase in accrued liabilities and trade payables partially offset by an increase in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $65.1 million at June 30, 2007, and $60.3 million at December 31, 2006.
Investing activities for the six months ended June 30, 2007 consisted primarily of cash of $3.1 million received by the Company related to settlement of the final working capital amount in the purchase of CRL Clinical Services offset by additional acquisition costs of approximately $805,000 and capital expenditures of approximately $7.4 million, mostly relating to computer equipment and software purchases, including internally developed software.
Financing activities for the six months ended June 30, 2007, consisted primarily of debt payments of $16.0 million, including a voluntary prepayment of $15.0 million made in June of 2007 offset partially by proceeds from stock option exercises of approximately $880,000 and the tax benefit of stock options exercise of approximately $479,000.
In August 2006, in connection with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (the “Facility”). The Facility is comprised of a $200 million term loan that matures in August 2012 and a revolving credit loan that expires in August 2011. The original revolving credit loan was $25 million and was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement discussed below. The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
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
Effective June 27, 2007, the Company and UBS AG, Stamford Branch executed an Increase Joinder Agreement which contemplated subject to certain conditions an increase of $28.5 million in the revolving credit loan available under the Facility. These conditions included the consummation of a convertible debt issuance and a corresponding repayment of the term loan. These conditions were satisfied on or about July 19, 2007 as discussed in the section titled "Subsequent Event-Convertible Senior Notes" below.
The term loan has mandatory principal payments of $500,000 per quarter beginning with the fourth quarter of 2006. In addition, at the end of each fiscal year commencing with the fiscal year ending December 31, 2007, the Company must prepay 50% of its excess cash flow (as defined in the Facility) for the year. The Company made a voluntary prepayment of $15.0 million in June of 2007. The voluntary prepayment is first applied to future mandatory principal payments, so as of June 30, 2007 the Company has no remaining mandatory quarterly principal payments, and as such the entire outstanding balance of the term loan is classified as long-term at June 30, 2007.
Interest on the term loan is variable based on a LIBOR rate plus an applicable margin. The applicable margin is currently at 2.50% and will vary based on the Total Leverage Ratio (as defined in the Facility) of the Company. In February 2007, the Company entered into an interest rate swap/collar to fix the interest rate on a portion of its debt. The Company fixed the interest rate on the total outstanding balance of the term loan through April 30, 2007 at a fixed rate of 5.079% plus the 2.50% margin. Beginning May 1, 2007, the Company fixed the interest rate on $40.0 million of the outstanding term loan at the rate of 5.079% plus the 2.5% margin with an additional $51.0 million covered under the interest rate collar. The collar provides for interest rate protection at a cap of 6.25% and a floor of 3.21%. The principal amounts covered by the swap and collar decline in subsequent periods.
In the first six months of 2007, the Company recorded gains of approximately $174,000 related to the mark-to-market of the interest rate swap collar.
The weighted-average interest rate in effect on the term loan for the first six months of 2007 was approximately 7.80%.
The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
As of June 30, 2007, $183.5 million was outstanding under the term loan, no amounts were outstanding under the revolving credit loan and no amounts were outstanding under the Multicurrency Facility.

As a result of the consummation of the convertible debt issuance and the corresponding mandatory prepayment of the term loan, the Company increased its revolving loan capacity by $28.5 million to $53.5 million.
Subsequent Event — Convertible Senior Notes
On July 16, 2007 the Company issued $200.0 million in principal amount of 3.375% Convertible Senior Notes due 2012 (“Notes”).
The notes pay interest semiannually at a rate of 3.375% per annum. The notes are convertible, subject to certain limitations, at the holder’s option, at an initial conversion rate of 20.9585 shares of common stock per $1,000 principal amount of notes (or an initial conversion price of approximately $47.71 per share of common stock), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a conversion premium of 32.5% over the closing sale price of the Company’s common stock on July 10, 2007, which was $36.01 per share. Upon conversion, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in shares of the Company’s common stock.
The notes are not redeemable at the option of the Company prior to maturity. Upon a fundamental change (as defined in the prospectus supplement related to the notes), holders may require the Company to repurchase their notes at a purchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, in cash. The notes will be senior unsecured obligations of the Company.
In connection with the offering, the Company entered into convertible note hedge transactions with certain dealers. These transactions are intended to reduce the potential dilution to the Company’s shareholders upon any future conversion of the notes. The Company also entered into warrant transactions concurrently with the offering, pursuant to which it sold warrants to purchase Kendle common stock to the same dealers that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions generally have the effect of increasing the conversion price of the convertible notes to approximately $61.22 per share of Kendle common stock, representing approximately a 70% premium based on the closing sales price as reported on The Nasdaq Global Market on July 10, 2007, of $36.01 per share.
The Company received net proceeds from the sale of the notes of approximately $194.0 million after deducting the underwriter’s discounts and commissions. In addition, the Company used approximately $18.1 million of the net proceeds of the offering to pay the net cost of the convertible note hedge transactions and the warrant transactions. The Company made a mandatory prepayment of $146.0 million (75% of the net proceeds of the offering) toward repayment of amounts owed under the term loan under its credit agreement and made additional voluntary prepayments of $28.0 million in July of 2007. The amount outstanding on the Company’s term loan is $9.5 million as of August 9, 2007.
Market Risk
Interest Rates
The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. Based on $183.5 million in debt outstanding at June 30, 2007, the potential decrease in pre-tax income resulting from a hypothetical increase in the Company’s interest rate of 1% would be approximately $1.8 million annually.
In February 2007, the Company entered into an agreement to fix the interest rate on a portion of its term debt via an interest rate swap/collar arrangement. This agreement does not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations. In the first six months of 2007, the Company recorded a gain of approximately $179,000 related to changes in the fair market value of the interest rate swap/collar arrangement.
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
During the first six months of 2007, the Company recorded total foreign exchange losses of approximately $2.3 million related to the risks described above. As described below, in the first quarter of 2007 the Company entered into foreign currency hedge transactions to hedge exposure related to intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of shareholders’ equity, were approximately $1.7 million at June 30, 2007 and $2.3 million at December 31, 2006.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S dollar and British Pounds Sterling and U.S dollar and Euro. The hedging transactions are designated to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $60.3 million at June 30, 2007. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $24.6 million at June 30, 2007. The hedge agreements do not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations. In the first six months of 2007, the Company recorded losses of approximately $800,000 on the Euro hedge transaction and $1.2 million on the Pound Sterling transaction related to the changes in the fair market value of the hedge. The losses on the fair market value of the hedge were offset by foreign exchange gains of $750,000 on the change in fair value of the Euro intercompany note and $1.3 million on the change in fair value of the Pound Sterling intercompany note.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported Condensed Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.
Revenue Recognition
The majority of the Company’s net service revenues are based on fixed-price contracts calculated on a proportional performance basis (also referred to herein as “percentage-of-completion”) based upon assumptions regarding the estimated total costs for each contract. Additionally, work is performed under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rate for each contract. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Finally, at one of the Company’s Early Stage subsidiaries, the contracts are of a short-term nature and revenue is recognized under the completed contract method of accounting.

With respect to fixed price contracts, a percentage of completion is multiplied by the contract value to determine the amount of revenue recognized. Costs are incurred for performance of each contract and compared to the estimated budgeted costs for that contract to determine a percentage of completion on the contract. The contract value equals the value of the services to be performed under the contract as determined by aggregating the labor hours estimated to be incurred to perform the tasks in the contract at the agreed rates. Contract value excludes the value of third-party and other pass-through costs. As the work progresses, original estimates might be changed as a result of management’s regular contract review process.
Management regularly reviews the budget on each contract to determine if the budgeted costs accurately reflect the costs that the Company will incur for contract performance. The Company reviews each contract’s performance to date, current cost trends and circumstances specific to each contract. The Company estimates its remaining costs to complete the contract based on a variety of factors, including:
•	Actual costs incurred to date and the work completed in incurring the actual costs;

•	The remaining work to be completed based on the timeline of the contract as well as the number of units remaining for certain tasks in the contract; and

•	Factors that could change the rate of progress of future contract performance.
Examples of factors included in the review process include patient enrollment rate, changes in the composition of staff on the project or other customer requirements.
Based on these contract reviews, the Company adjusts cost estimates. Adjustments to revenues resulting from changes in cost estimates are recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is provided in the current period in its entirety. While the Company routinely adjusts cost estimates on individual contracts, the Company’s estimates and assumptions historically have been accurate in all material respects in the aggregate. The Company expects the estimates and assumptions to remain accurate in all material respects in the aggregate in future periods.
A contract amendment, which results in revisions to revenues and cost estimates, is recognized in the percentage-of-completion calculations beginning in the period in which the parties agree to the amendment. (See also Company Overview section of MD&A for a description of the contract amendment process.) Historically the aggregate value of contract amendments signed in any year represents 15% to 20% of annual sales, and, like sales, represents future revenues. Although the majority of the Company’s contract amendments relate to future services, the Company and its customers may execute contract amendments for services that the Company already has performed. In these circumstances, revenue from these services is recognized in the current period. Historically, the impact of such amendments on results of operations has not been material.
Under the Company’s policy, project teams are not authorized to engage in tasks outside the scope of the contract without prior management approval. In some situations, management may authorize the project team to commence work on activities outside the contract scope while the Company and its customer negotiate and finalize the contract amendment. When work progresses on unsigned, unprocessed contract amendments, the Company reviews the direct costs incurred, and, where material defers such costs on the balance sheet. In addition, the impact of such costs on the estimates to complete is considered and, where material, the estimates are adjusted. Historically, neither the deferred costs nor the impact on estimates have been material.

The Company believes that total costs constitute the most appropriate indicator of the performance of fixed price contracts because the costs relate primarily to the amount of labor hours incurred to perform the contract. The customer receives the benefit of the work performed throughout the contract term and is obligated to pay for services once performed. Accordingly, the Company believes that an input measure of cost is a reasonable surrogate for an output measure under the proportional performance model and is consistent with the revenue recognition concepts of SAB 101.
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
Direct Costs
Direct costs consist of compensation and related fringe benefits for project-related associates, unreimbursed project-related costs and an allocated portion of indirect costs, which primarily include facilities-related costs and information systems costs. Labor costs represent over 80% of total direct costs with the allocated portion of indirect costs representing less than 10% of total. To determine the allocated portion of indirect costs, the Company calculates an allocation percentage based on the relationship between billable associate salaries and total salaries. The remaining indirect costs are allocated to SG&A.
Because the Company’s business is labor intensive, direct costs historically have increased with an increase in net service revenues. The Company, however, has not experienced any material variations in the relationship between direct costs and net service revenues for the fiscal years ended 2004, 2005 and 2006. The following factors will cause direct costs to decrease as a percentage of net service revenues:
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
The Company does not expect that the foregoing factors will have a material impact on the historical relationship between direct costs and net service revenues.
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
The adoption of SFAS 123(R) resulted in additional stock-based compensation expense of approximately $470,000 and $628,000 in the second quarter and first six months of 2007, respectively, compared to additional stock-based compensation expense of approximately $946,000 and $1.2 million in the second quarter and first six months of 2006, respectively. The incremental stock-based compensation expense caused net income to decrease by approximately $339,000 and $473,000 and basic and diluted earnings per share to decrease by $0.02 and $0.03 per share in the three and six months ended June 30, 2007, respectively. The incremental stock-based compensation expense caused net income to decrease by approximately $644,000 and $901,000 and basic and diluted earnings per share to decrease by $0.04 and $0.06 per share in the three and six months ended June 30, 2006, respectively. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Income as the majority of the stock option expense related to options granted to executives.
If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that the Company records may differ significantly from the expense recorded in the current period.
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new, single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for the Company as of January 1, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
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
On January 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $4.3 million increase of accumulated deficit. At January 1, 2007, the total amount of unrecognized tax benefits was $6.8 million, of which $4.6 million would impact the effective tax rate, if recognized.
Interest and penalties associated with uncertain tax positions are recognized as components of the “Income tax expense.” The Company’s accrual for interest and penalties was $463,000 upon adoption of FIN No. 48.
The Company has approximately $1.5 million in unrecognized tax benefits for which the statute of limitations is expected to expire within the next 12 months. Expiration of the statute of limitations on some or all of these unrecognized tax benefits may cause a material impact on the Company’s effective tax rate in a particular period.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years
United States	2001 - 2006
Germany	2003 - 2006
United Kingdom	2001 - 2006
Netherlands	2001 - 2006
The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries are made known to them by others within those entities. Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc., acquired in August of 2006, which is included in the financial statements of the Company for the quarter ended June 30, 2007 and as of December 31, 2006. The excluded element constitutes approximately $284 million of the Company’s total assets as of June 30, 2007, approximately $205 million of which is goodwill.
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
Part II. Other Information
Item 1. Legal Proceedings — The Company is not party to any material proceedings under Item 103 of Regulation S-K.
Item 1A. Risk Factors
Factors that could cause actual performance to differ materially from these forward-looking statements include, without limitation, the following:
The Company depends on the biopharmaceutical industry for most of its revenue.
The Company’s revenues depend on the outsourcing trends and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in those industries affect its business. A slowdown in research and development spending in the biopharmaceutical industry could negatively affect its net service revenues and results of operations. Mergers and acquisitions in the biopharmaceutical industry could result in delay or cancellation of certain projects.
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
The loss, reduction in scope or delay of a large contract or the delay of multiple contracts could have a material adverse effect on the Company’s results of operations, although its contracts entitle it to receive payments for work performed in the event of a cancellation. Cancellation or delay of a large contract or multiple contracts could leave the Company with under-utilized resources and thereby negatively affect its net service revenues and results of operations. The Company believes its aggregate backlog and verbal awards are not necessarily meaningful indicators of future net service revenues and financial results.
The fixed price nature of many of the Company’s contracts could result in financial losses.
Because many of the Company’s contracts are structured as fixed price, it is at financial risk if it initially underbids the contract or overruns the initial cost estimates. Such under-bidding or significant cost overruns could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
If the Company fails to hire, retain and integrate qualified personnel, it will be difficult for it to achieve its goals.
The Company’s success depends to a significant extent upon the skills, experience and efforts of its senior management team and its ability to hire qualified personnel in the regions in which it operates. The loss of any of the Company’s executive officers or other key employees, without a properly executed transition plan, could have an adverse effect on it. In addition, there is substantial competition among both CROs and biopharmaceutical companies for qualified personnel. Difficulty recruiting or retaining qualified personnel and/or unexpected recruiting costs will affect the Company’s ability to meet financial and operational goals.
If the Company is required to write off goodwill or other intangible assets, its financial position and results of operations would be adversely affected.
For the year ended December 31, 2006, the Company incurred a non-cash goodwill impairment charge of $8.2 million relating to a customer relationship intangible asset acquired in 2002. The Company had goodwill and other acquisition-related intangible assets of approximately $40 million and $254 million (after deducting the impairment charge) as of December 31, 2005 and December 31, 2006, respectively, which constituted approximately 21% and 56%, respectively, of its total assets. At June 30, 2007, the Company had goodwill and other acquisition-related intangible assets of approximately $252 million which constituted approximately 52% of its total assets. The Company periodically evaluates goodwill and other intangible assets for impairment. Any future determination requiring the write off of a significant portion of the Company’s goodwill or other intangible assets could adversely affect its results of operations and financial condition.
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
The Company has grown rapidly. Some of this growth has come as a result of acquisitions, and the Company continues to evaluate new acquisition opportunities. Businesses that grow rapidly often have difficulty managing their growth. The Company’s rapid growth has placed, and is expected to continue to place, significant demands on its management, its business and on its financial, accounting, information and other systems. The Company needs to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, the Company will need to continue to improve its financial, accounting, information and other systems in order to effectively manage the Company’s growth. The Company’s ability to grow successfully through acquisitions could be affected by expenses incurred in integrating an acquired company, losses of key employees from an acquired company and unforeseen risks in acquiring companies in certain geographies. The Company cannot assure you that its management will be able to manage the Company’s growth and integrate acquired businesses effectively or successfully, or that its financial, accounting, information or other systems will be able to successfully accommodate the Company’s external and internal growth. A failure to meet these challenges could materially impair our business. Additionally, depending upon the nature of the consideration in an acquisition, an acquisition could result in dilution to existing shareholders.
The Company’s indebtedness could adversely affect its business and financial condition.
As of June 30, 2007, the Company, under its credit facility, had approximately $183.5 million outstanding under a term loan and an additional $25.0 million of borrowing capacity under a revolving line of credit (collectively, the “Facility”). In June 2007 the Company made a voluntary prepayment of $15 million plus a scheduled principal payment of $500,000 on the outstanding balance of the Facility. The Company had approximately $0.5 million of obligations outstanding under capital leases as of June 30, 2007. The Company maintains a $5.0 million multicurrency facility that is renewable annually and used in connection with its European operations. For a description of the Company’s Facility and existing indebtedness and that of its subsidiaries, see “Description of other indebtedness.”
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
General economic conditions as well as conditions affecting the Company’s operations specifically, including, but not limited to, financial and business conditions, many of which are beyond its control, may affect its future performance. As a result, these and other factors may affect the Company’s ability to make principal and interest payments on its indebtedness. The Company’s business might not continue to generate cash flow at or above current levels. Moreover, if the Company is required to repatriate foreign earnings in order to pay its debt service, it may incur additional income taxes. If the Company cannot generate sufficient cash flow from operations in the future to service its indebtedness, it may, among other things:
•	Seek additional financing in the debt or equity markets;

•	Seek to refinance or restructure all or a portion of its indebtedness;

•	Sell selected assets;

•	Reduce or delay planned capital expenditures
These measures might not be sufficient to enable the Company to service its indebtedness. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.
Furthermore, the Company’s credit facility contains certain restrictive covenants which will affect, and in many respects significantly limit, management’s choices in responding to business, economic, regulatory and other competitive conditions.
Change in government regulation could adversely affect the Company.
Government agencies regulate the drug development process utilized by the Company in its work with biopharmaceutical companies. Changes in regulations that simplify the drug approval process or increases in regulatory requirements that lessen the research and development efforts of the Company’s customers could negatively affect it. In addition, any failure on the Company’s part to comply with existing regulations or the adoption of new regulations could impair the value of its services and result in the termination of or additional costs under its contracts with customers.
The Company’s international operations are subject to numerous risks.

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
The Company’s quarterly operating results may vary.
The Company’s operating results may vary significantly from quarter to quarter and are influenced by a variety of factors, such as:
➢	Exchange rate fluctuations;

➢	Timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net service revenues from quarter to quarter;

➢	Commencement, completion or cancellation of large contracts;

➢	Progress of ongoing contracts;

➢	Timing of and charges associated with completed acquisitions or other events; and

➢	Changes in the mix of our services.
The Company believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. Although fluctuations in quarterly operating results could negatively or positively affect the market price of the Company’s common stock, these fluctuations may not be related to future overall operating performance
The Company’s financial results are exposed to exchange rate fluctuations.
For the year ended December 31, 2006, approximately 45% of the Company’s revenues were derived from operations outside the United States. For the six months ended June 30, 2007, approximately 50% of the Company’s revenues were derived from operations outside the United States. The Company’s financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could significantly affect the Company’s results of operations, financial position and cash flows as well as its ability to finance large acquisitions outside the United States.
The Company’s business could expose it to potential liability for personal injury claims that could affect its financial condition.
The Company’s business involves clinical trial management which includes the testing of new drugs on human volunteers. This business exposes the Company to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and patients are already seriously ill and are at risk of further illness or death. Any claim or liability could have a material adverse effect on the Company’s financial position and its reputation if, as a result, it were required to pay damages or incur defense costs in connection with a claim and if: (i) such claim is outside the scope of indemnification agreements the Company has with clients and collaborative partners, (ii) an indemnification agreement is not performed in accordance with its terms or (iii) its liability exceeds the amount of any applicable indemnification limits or available insurance coverage. The Company might also not be able to purchase adequate insurance for these risks at reasonable rates in the future.

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
To remain competitive in the Company’s industry, it must employ information technologies that capture, manage, and analyze the large streams of data generated during the clinical trials we manage in compliance with applicable regulatory requirements. In addition, because the Company provides services on a global basis, it relies extensively on its technology to allow the concurrent conduct of studies and work sharing around the world. As with all information technology, the Company’s system could become vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures and other unexpected events, as well as to break-ins, sabotage or intentional acts of vandalism. Given the extensive reliance of the Company’s business on this technology, any substantial disruption or resulting loss of data that is not avoided or corrected by its backup measures could harm its business and operations.
The nature of the Company’s business exposes it to litigation and regulatory risk.
The nature of the Company’s business exposes it to litigation risk, and it is a party to lawsuits in the ordinary course of its business. While the Company does not believe that the resolution of any currently pending lawsuits against it will, individually or in the aggregate, have a material adverse effect on its business, financial condition or results of operations, it is possible that one or more lawsuits to which it’s currently a party to or to which it subsequently becomes a party to, could adversely affect it in the future. In addition, failure to comply with applicable regulatory requirements can result in actions that could adversely affect the Company’s business and financial performance.
Anti-takeover provisions in the Company’s charter documents and under Ohio law may make an acquisition of it, which may be beneficial to its stockholders, more difficult, which could depress its stock price.
Certain provisions of the Company’s Articles of Incorporation and Code of Regulations and of Ohio law make it difficult for a third party to acquire control of it without the consent of its Board of Directors. These anti-takeover defenses may discourage, delay or prevent a transaction involving a change in control of the Company, and, accordingly, could limit the price that investors may be willing to pay for its common stock, including transactions in which holders of common stock might receive a premium for their shares over the market price. In cases where Board approval is not obtained, these provisions could also discourage proxy contests and make it more difficult for existing shareholders to elect directors of their choosing and cause the Company to take other corporate actions they desire. These provisions include:
➢	the authorization of undesignated preferred stock, the terms, rights, privileges and restrictions of which may be established and shares of which may be issued without shareholder approval;

➢	limitations on persons authorized to call a special meeting of shareholders; and

➢	advance notice procedures required for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders.
In addition, the Company has adopted a shareholder rights plan that may have anti-takeover effects which will make an acquisition of it by another company more difficult. The Company’s shareholder rights plan provides that, in the event any person or entity acquires 15% or more of its outstanding common stock, its shareholders will be entitled to purchase shares of common stock, or in certain instances, shares of the acquirer, at a discounted price. The rights are intended to discourage a significant share acquisition, merger or tender offer involving the Company’s common stock by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on a takeover attempt that a shareholder might consider to be in the Company’s best interests.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults upon Senior Securities — Not applicable
Item 4. Submission of Matters to a Vote of Security Holders —
The Annual Meeting of Shareholders of the Company was held May 10, 2007. At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Christopher C. Bergen, Robert R. Buck, G. Steven Geis, Donald C. Harrison, Timothy E. Johnson and Frederick A. Russ. Shares were voted as follows: Candace Kendle (FOR: 12,334,247 WITHHELD: 1,185,922), Christopher C. Bergen (FOR: 13,384,040 WITHHELD: 136,129), Robert R. Buck (FOR: 13,380,100 WITHHELD: 140,069), G. Steven Geis (FOR: 13,384,640 WITHHELD: 135,529), Donald C. Harrison (FOR: 13,381,879 WITHHELD: 138,290), Timothy E. Johnson (FOR: 13,407,250 WITHHELD: 112,919) and Frederick A. Russ (FOR: 13,382,250 WITHHELD: 137,919).
At the annual meeting, Shareholders voted for a proposal to approve the Company’s 2007 Stock Incentive Plan. Voting results on this ratification were as follows: 9,343,236 shares were voted FOR ratification, 3,287,363 shares voted AGAINST, 6,870 shares voted to ABSTAIN, and there were 882,700 Broker Non-Votes.
In addition, the Shareholders voted on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the calendar year 2007. The Shareholders ratified this appointment. Voting results on this ratification were as follows: 13,487,423 shares were voted FOR ratification, 28,416 shares voted AGAINST, and 4,330 shares voted to ABSTAIN.
Item 5. Other Information — None
Item 6. Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status

4.1	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association	B

Exhibit		Filing
Number	Description of Exhibit	Status

10.1	Increase Joinder Agreement dated June 27, 2007 among the Company, certain of its subsidiaries, various lenders, and UBS AG, Stamford Branch, as administrative agent for the lenders	A

10.7	2007 Stock Incentive Plan	C

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

Filing
Status	Description of Filing Status

A	Filed herewith

B	Incorporated herein by reference to Exhibit 4.1 to the Form S-3 filed with the Commission on March 21, 2007

C	Incorporated herein by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the commission on April 9, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: August 9, 2007		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III
Date: August 9, 2007		Karl Brenkert III
Senior Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

4.1	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association*

10.1	Increase Joinder Agreement dated June 27, 2007 among the Company, certain of its subsidiaries, various lenders, and UBS AG, Stamford Branch, as administrative agent for the lenders

10.7	2007 Stock Incentive Plan*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as set forth in Item 6 of Part II