Form 10-Q
period 2007-09-30
KENDLE INTERNATIONAL INC
filed 2007-11-09
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,608,952 shares of Common Stock, no par value, as of October 30, 2007.

KENDLE INTERNATIONAL INC.
Index

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets –September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2007 and 2006; Nine Months Ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2007 and 2006; Nine Months Ended September 30, 2007 and 2006	5

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	42

Item 4. Controls and Procedures	42

Part II. Other Information

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults upon Senior Securities	48

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	48

Item 6. Exhibits	48

Signatures	50

Exhibit Index	51
EX-31.1
EX-31.2
EX-32.1
EX-32.2

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$27,907	$19,917
Restricted cash	1,175	2,395
Accounts receivable	146,645	122,680
Other current assets	20,448	21,684

Total current assets	196,175	166,676

Property and equipment, net	27,073	23,024
Goodwill	230,280	229,598
Other finite-lived intangible assets, net	20,633	24,227
Other assets	19,394	11,547

Total assets	$493,555	$455,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$200	$195
Current portion of amounts outstanding under credit facilities	—	2,000
Trade payables	14,323	15,150
Advance billings	82,999	62,427
Other accrued liabilities	52,569	30,500

Total current liabilities	150,091	110,272
Obligations under capital leases, less current portion	303	404
Long-term debt	—	197,500
Convertible note	200,000	—
Other noncurrent liabilities	10,139	6,784

Total liabilities	360,533	314,960

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,602,944 and 14,445,393 shares issued and 14,579,892 and 14,422,341 outstanding at September 30, 2007 and December 31, 2006, respectively	75	75
Additional paid in capital	139,959	154,641
Accumulated deficit	(8,333)	(16,392)
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,813	2,280
Less: Cost of common stock held in treasury, 23,052 shares at September 30, 2007 and December 31, 2006, respectively	(492)	(492)

Total shareholders’ equity	133,022	140,112

Total liabilities and shareholders’ equity	$493,555	$455,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net service revenues	$100,070	$75,236	$293,311	$197,075
Reimbursable out-of-pocket revenues	42,366	21,497	120,864	58,774

Total revenues	142,436	96,733	414,175	255,849

Costs and expenses:
Direct costs	49,119	40,941	150,062	105,721
Reimbursable out-of-pocket costs	42,366	21,497	120,864	58,774
Selling, general and administrative expenses	32,830	23,402	94,571	63,244
Depreciation and amortization	3,876	2,800	11,065	6,344

	128,191	88,640	376,562	234,083

Income from operations	14,245	8,093	37,613	21,766

Other income (expense):
Interest income	341	438	1,108	1,617
Interest expense	(3,316)	(2,283)	(11,988)	(2,397)
Write-off of deferred financing costs	(4,152)	—	(4,152)	—
Other	(2,076)	(259)	(4,388)	(652)

Income before income taxes	5,042	5,989	18,193	20,334
Income tax expense	1,256	1,992	5,872	7,149

Net income	$3,786	$3,997	$12,321	$13,185

Income per share data:
Basic:
Net income per share	$0.26	$0.28	$0.85	$0.92

Weighted average shares	14,534	14,371	14,483	14,294

Diluted:
Net income per share	$0.25	$0.27	$0.83	$0.89

Weighted average shares	14,895	14,789	14,864	14,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net income	$3,786	$3,997	$12,321	$13,185

Other comprehensive income:

Foreign currency translation adjustment	134	19	(467)	822

Net unrealized holding gains on available-for-sale securities arising during the period, net of tax	—	25	—	39

Net unrealized holding losses on interest rate swap agreement	—	—	—	(7)

Comprehensive income	$3,920	$4,041	$11,854	$14,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
(in thousands)	2007	2006
Net cash provided by operating activities	$38,113	$17,089

Cash flows from investing activities:
Proceeds from sale and maturity of available-for-sale securities	—	17,868
Purchase of available-for-sale securities	—	(7,027)
Acquisitions of property and equipment	(10,522)	(6,077)
Additions to internally developed software	(250)	(50)
Acquisitions of businesses, less cash received	2,154	(228,772)
Other	136	13

Net cash used in investing activities	(8,482)	(224,045)

Cash flows from financing activities:
Proceeds from credit facilities	—	200,000
Repayments under credit facilities	(199,500)	(3,750)
Issuance of long-term debt	200,000	—
Net proceeds from book overdraft	143	49
Proceeds from issuance of warrants	24,740	—
Purchase of note hedges	(42,880)	—
Debt issue costs	(6,939)	(5,565)
Purchase of treasury stock	—	(99)
Income tax benefit from stock option exercises	811	847
Proceeds from issuance of common stock	1,735	3,157
Payments on capital lease obligations	(146)	(328)

Net cash provided by (used in) financing activities	(22,036)	194,311

Effects of exchange rates on cash and cash equivalents	395	465

Net increase (decrease) in cash and cash equivalents	7,990	(12,180)
Cash and cash equivalents:
Beginning of period	19,917	37,437

End of period	$27,907	$25,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Form 10-K for the year ended December 31, 2006 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
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
The following table sets forth the computation for basic and diluted EPS (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share calculation:
Net income	$3,786	$3,997	$12,321	$13,185
Weighted average shares outstanding for basic computation	14,534	14,371	14,483	14,294

Earnings per share — basic	$0.26	$0.28	$0.85	$0.92

Diluted earnings per share calculation:
Net income	$3,786	$3,997	$12,321	$13,185
Weighted average shares outstanding	14,534	14,371	14,483	14,294
Dilutive effect of stock options and restricted stock	361	418	381	462

Weighted average shares outstanding for diluted EPS computation	14,895	14,789	14,864	14,756

Earnings per share — assuming dilution	$0.25	$0.27	$0.83	$0.89

Under EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF 90-19, and because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 4) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average stock price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted (see Note 4 for full description of Convertible Notes). These conditions have not been met as of the quarter-ended September 30, 2007. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

				Shares Due to the
	Convertible Notes	Warrant	Total Treasury Method	Company under Note	Incremental Shares Issued by the
Share Price	Shares	Shares	Incremental Share (1)	Hedges	Company Upon Conversion (2)

$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	191,993	—	191,993	(191,993)	—
$55.00	555,630	—	555,630	(555,630)	—
$60.00	858,660	—	858,660	(858,660)	—
$65.00	1,115,070	245,070	1,360,140	(1,115,070)	245,070
$70.00	1,334,850	526,993	1,861,843	(1,334,850)	526,993

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. Generally Accepted Accounting Principles.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designated to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $60.9 million at September 30, 2007. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $25.5 million at September 30, 2007. The hedge agreements do not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Condensed Consolidated Statements of Operations. In the third quarter and first nine months of 2007, the Company recorded losses of approximately $1.1 million and $1.9 million, respectively on the Euro hedge transaction and $910,000 and $2.1 million, respectively on the Pound Sterling hedge transaction related to the changes in the fair market value of the hedges. In the third quarter and first nine months of 2007, the losses on the fair market value of the hedge were offset by foreign exchange gains of $1.3 million and $2.1 million, respectively on the change in fair value of the Euro intercompany note, and $840,000 and $2.1 million, respectively on the change in fair value of the Pounds Sterling intercompany note.
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
Interest and penalties associated with uncertain tax positions are recognized as components of the “Income tax expense.” The Company’s accrual for interest and penalties was $463,000 upon adoption of FIN No. 48 and an additional $144,000 was accrued in 2007.
In the third quarter of 2007, approximately $833,000 of tax liabilities, including $221,000 of accrued interest, were reversed as required by FIN No. 48. The liabilities were established as of January 1, 2007 as part of the initial adoption of FIN 48; however, during third quarter 2007, the time period for assessing tax on these items expired, necessitating the reversal.
The Company has approximately $1.5 million in unrecognized tax benefits for which the statute of limitations is expected to expire within the next 12 months. Expiration of the statute of limitations on some or all of these unrecognized tax benefits may cause a material impact on the Company’s effective tax rate in a particular period.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years
United States	2002, 2004 - 2006
Germany	2003 - 2006
United Kingdom	2005 - 2006
Netherlands	2004 - 2006
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
The acquisition closed in April 2006. The aggregate purchase price was approximately $971,000 in cash, including acquisition costs. In addition, there is an earnout provision, with a maximum additional amount to be paid of $260,000 as well as an additional contingent payment of $100,000. To date, the Company has paid out approximately $70,000 of the earnout and contingency provisions. In the first nine months of 2007, the Company accrued approximately $74,000 to record the additional contingency provision amount earned. The additional goodwill amounts were recorded in the financial statements in the first nine months of 2007.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Contingent payments discussed above are not included in the purchase price allocation table below. A third party was used to assist the Company in valuing the intangible assets.
Purchase Price Allocation:

(in thousands at the prevailing exchange rate at April 25, 2006):
Current assets	$94
Property, plant and equipment	9
Intangible assets	500
Goodwill	418

Total assets acquired	1,021
Current liabilities	(50)

Net assets acquired	$971

Acquisition of Phase II-IV Clinical Services Business of Charles River Laboratories International, Inc.:
In August 2006, the Company acquired the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc (“CRL Clinical Services”). The acquisition was expected to strengthen the Company’s position as one of the leading global players in the clinical development industry, adding therapeutic expertise, diversifying its customer base and expanding its capacity to deliver large global trials. The total purchase price, including acquisition costs and the working capital adjustment, in which the Company paid for any working capital in excess of $2.0 million, was approximately $236 million. The Company financed the purchase with $200 million in term debt as well as its existing cash and proceeds from the sale of available-for-sale securities.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. A third party was used to assist the Company in valuing the intangible assets.

Purchase Price Allocation:

(in thousands at the prevailing exchange rate at August 16, 2006):
Accounts receivable	$23,221
Other current assets	16,463
Property, plant and equipment	4,427
Other long-term assets	2,851
Intangible assets	19,100
Goodwill	204,190

Total assets acquired	270,252
Advance billings	(10,264)
Other current liabilities	(10,803)
Other long-term liabilities	(12,920)

Total liabilities assumed	(33,987)

Net assets acquired	$236,265

For the acquisitions discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisitions of ICR and CRL Clinical Services occurred at the beginning of 2006:

Nine Months Ended
(in thousands, except per share data)	September 30, 2006
Net service revenues	$264,385
Net income	5,456
Net income per diluted share	$0.37
Weighted average shares	14,756
The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2006, nor is it necessarily indicative of future operating results.
3. Goodwill and Other Intangible Assets:
Goodwill at September 30, 2007 and December 31, 2006 is comprised of:
(in thousands)

Balance at December 31, 2006	$229,598
Additional adjustments	(50)
Foreign currency fluctuations	985
Tax benefit to reduce goodwill	(253)

Balance at September 30, 2007	$230,280

The additional goodwill acquired in the first nine months of 2007 relates to a decrease in liabilities assumed of approximately $825,000 partially offset by a decrease in assets acquired of $357,000 as well as additional acquisition costs of approximately $245,000 in conjunction with the acquisition of CRL Clinical Services acquisition. Also, additional goodwill of $173,000 was recorded related to a working capital adjustment and earn-out provisions in the IC-Research acquisition.
Amortizable intangible assets consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2007	2006
Amortizable intangible assets:
Carrying amount:
Customer relationships	18,000	18,000
Non-compete agreements	460	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	16,032	16,039

Total carrying amount	$43,292	$43,299
Accumulated Amortization:
Customer relationships	(1,652)	(682)
Non-compete agreements	(460)	(374)
Completed technology	(603)	(205)
Backlog	(3,912)	(1,772)
Internally developed software	(14,776)	(14,228)

Total accumulated amortization	$(21,403)	$(17,261)

Net amortizable intangible assets	$21,889	$26,038

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
Amortizable intangible assets at September 30, 2007 and December 31, 2006 are comprised of:
(in thousands)

					Internally
	Customer	Non-Compete	Completed		Developed
	Relationships	Agreements	Technology	Backlog	Software
Balance at December 31, 2006	$17,318	$86	$2,395	$4,428	$1,811
Additional amounts acquired	—	—	—	—	250
2007 amortization	(970)	(86)	(398)	(2,140)	(805)

Balance at September 30, 2007	$16,348	$—	$1,997	$2,288	$1,256

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
Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
Remainder of 2007:	$1,348
2008:	4,121
2009:	3,172
2010:	2,480
2011:	2,311
Thereafter:	8,457

Total	$21,889

4. Debt:
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility is comprised of a $200 million term loan that matures in August 2012 and a revolving loan commitment that expires in August 2011. The balance of the $200 million term loan was paid off in the third quarter of 2007 with proceeds from the convertible debt issuance discussed below. The original revolving loan commitment was $25 million and was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement, which was entered into on June 27, 2007 and shortly thereafter permitted the Company to increase the revolving loan commitment. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
On July 10, 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the “Underwriter”) for the issuance and sale by the Company of $175 million in aggregate principal amount of the Company’s 3.375% Senior Convertible Notes due July 15, 2012 (the “Convertible Notes”), pursuant to the Company’s effective Registration Statement on Form S-3. On July 11, 2007, the Underwriter exercised an over-allotment option and purchased an additional $25 million in aggregate principal amount of Convertible Notes. On July 16, 2007, $200 million in aggregate principal amount of the 5-year Convertible Notes with a maturity date of July 15, 2012 were sold to the

Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note.
The Convertible Notes bear interest at an annual rate of 3.375%, payable semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment being made on January 15, 2008. The Convertible Notes are convertible at the option of the holder into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $47.71 per share (approximating 20.9585 shares per $1,000 principal amount of the Convertible Notes), upon the occurrence of certain events, including (1) any calendar quarter ending after September 30, 2007 in which the closing price of the Company’s common stock is greater than 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $47.71 per share); (2) any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of that period is equal to or less than 97% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate; (3) upon specified corporate transactions including consolidation or merger; and (4) any time during the period beginning on January 1, 2012 until the close of business on the second business day immediately preceding July 15, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Note Indenture, holders of the Convertible Notes may require the Company to repurchase the Convertible Notes. If upon the occurrence of such events in which the holders of the Convertible Notes exercise the conversion provisions of the Convertible Notes, the Company will need to remit the principal balance of the Convertible Notes to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter. As of September 30, 2007, the Convertible Notes are classified as long-term in the accompanying Condensed Consolidated Balance Sheet.
Upon conversion, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in shares of the Company’s common stock. If conversion occurs in connection with a “fundamental change” as defined in the Convertible Notes Indenture, the Company may be required to repurchase the Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest. In addition, if conversion occurs in connection with a change in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the Convertible Notes is 5.6 million shares, but under most conditions, the Company would be obligated to issue 4.2 million shares upon conversion of the Convertible Notes.
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 1.
Concurrent with the sale of the Convertible Notes, the Company purchased bond hedges from UBS and JP Morgan (“the counterparties”), which are designed to mitigate potential dilution from the conversion of the Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $47.71. Under the bond hedges that cover approximately 4.2 million shares of the Company’s common stock, the counterparties are required to deliver either shares of the Company’s common stock or cash in the amount that the Company is obligated to deliver to the holders of the Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by the Company by reason of any additional premium relating to the Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate pursuant to the indenture governing the Convertible Notes. The bond hedges expire at the close of trading on July 15, 2012, which is also the maturity date of the Convertible Notes, although the counterparties will have ongoing obligations with respect to Convertible Notes properly converted on or prior to that date of which the counterparties have been timely notified.
In addition, the Company issued warrants to the counterparties that could require the Company to issue up to approximately 4.2 million shares of the Company’s common stock on expiration dates consisting of the 100 consecutive business days beginning on and including January 15, 2013 (European style). The strike price is $61.22 per share, which represented a 70 % premium over the closing price of the Company’s shares of common stock on July 10, 2007.
The convertible bond hedge and warrant transactions generally have the effect of increasing the conversion price of the convertible notes to approximately $61.22 per share of Kendle common stock, representing approximately a 70% premium based on the closing sales price as reported on The Nasdaq Global Market on July 10, 2007, of $36.01 per share. The bond hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the Convertible Notes. In addition, pursuant to EITF 00-19 and EITF 01-6, the bond hedges and warrants are accounted for as equity transactions. Therefore, the payment associated with the issuance of the bond hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions.
For income tax reporting purposes, the Company has elected to integrate the Convertible Notes and the bond hedges. Integration of the bond hedges with the Convertible Notes creates an original issue discount (“OID”) debt instrument for income tax reporting purposes. Therefore, the cost of the bond hedges will be accounted for as interest expense over the term of the Convertible Notes for income tax reporting purposes. The associated income tax benefits that are recognized for financial reporting purposes will be recognized as a reduction in the income tax provision in the periods that the deductions are taken for income tax reporting purposes.
The FASB has proposed FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“APB 14-a”). If issued as currently contemplated, APB 14-a would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from the Convertible Notes in this manner, the Company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company is currently evaluating the potential amount of the additional interest expense. APB 14-a would be effective for financial statements for fiscal years beginning after December 15, 2007 and would be applied retrospectively for all periods presented. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB, or at all.
The Company received net proceeds from the sale of the Convertible Notes of approximately $194.0 million after deducting the underwriter’s discounts and commissions. In addition, the Company used approximately $18.1 million of the net proceeds of the offering to pay the net cost of the convertible note hedge transactions and the warrant transactions. The Company made a mandatory prepayment of $146.0 million (75% of the net proceeds of the offering) toward repayment of amounts owed under the term loan under its credit agreement and made additional voluntary prepayments during the third quarter to pay off the remaining balance of the term loan.
As of September 30, 2007, $200.0 million was outstanding under the Convertible Notes, no amounts were outstanding under the revolving credit loan and no amounts were outstanding under the Multicurrency Facility.
The weighted-average interest rate in effect on the term loan for the first nine months of 2007 was approximately 7.82%.
5. Stock Based Compensation:
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the “1997 Plan”) that, as amended, provided for the issuance of up to 3,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. The Plan expired by its terms on August 14, 2007. Participation in the 1997 Plan is at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan could be granted after its termination date in August 2007. Restricted stock may also be granted pursuant to the 1997 Plan. Restricted shares typically vest ratably over a three year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock may also be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of Common Stock in the first quarter of 2006. No additional shares of Common Stock were granted in the second or third quarter of 2006. The Company did not grant any restricted shares or unrestricted stock in the first nine months of 2007.
At the annual meeting of shareholders on May 10, 2007, shareholders of the Company approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was unanimously approved by the Board of Directors on March 9, 2007, subject to shareholder approval. Under the 2007 Plan, all employees of the Company and its subsidiaries will be eligible to receive awards. The 2007 Plan is an “omnibus” stock plan that provides a variety of equity award vehicles to maintain flexibility. The 2007 Plan will permit the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. A maximum of 1,000,000 shares will be available for grants of all equity awards under the 2007 Plan.
The Company had reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which approximately 1,232,435 were available for grant at August 14, 2007, the termination date of the 1997

Plan. As a result of the adoption of the 2007 Plan, the Company had reserved 1,000,000 shares of Common Stock for the 2007 Plan.
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
The adoption of SFAS 123(R) resulted in additional stock-based compensation expense of approximately $141,000 and $769,000 in the third quarter and first nine months of 2007, respectively, compared to additional stock-based compensation expense of approximately $195,000 and $1.4 million in the third quarter and first nine months of 2006, respectively. The incremental stock-based compensation expense caused net income to decrease by approximately $126,000 and $599,000 in the three and nine months ended September 30, 2007, respectively. The stock-based compensation expense caused net income to decrease by approximately $163,000 and $1.1 million in the three and nine months ended September 30, 2006, respectively.
In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $811,000 during the first nine months of 2007 and $847,000 in the first nine months of 2006.
The following is a summary of stock based compensation expense recorded by the Company:
Compensation Expense (in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Stock options	$141	195	$769	1,438
Restricted stock	1	12	19	37
Unrestricted stock	0	0	0	336

Total stock based compensation	$142	$207	$788	$1,811
At September 30, 2007, there was approximately $718,000 of total unrecognized compensation cost, $717,000 relating to options and $1,000 relating to restricted stock related non-vested share-based payment plans. The cost is expected to be recognized over a weighted-average period of 2.1 years for options and 3 months for restricted stock.
Stock Options:
The following table summarizes information regarding stock option activity in 2007:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at 12/31/06	797,597	$11.55
Granted	40,000	32.50
Canceled	(48,480)	10.52
Exercised	(155,680)	11.18

Options outstanding at 09/30/07	633,437	13.05	5.75	$8,173
Exercisable at 09/30/07	483,717	13.38	5.39	$6,474
The per-share weighted-average fair value of options and awards granted is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Stock options	N/A	N/A	$12.79	$24.60
Unrestricted stock	N/A	N/A	N/A	$31.39
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Dividend yield	N/A	N/A	0%	0%
Expected volatility	N/A	N/A	41.9%	56.0%
Risk-free interest rate	N/A	N/A	4.7%	5.0%
Expected term	N/A	N/A	4.5	6.2
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
The total intrinsic value of stock options exercised was approximately $2.1 million and $800,000 during the third quarter of 2007 and 2006, respectively, and $4.0 million and $5.5 million for the nine months ended September 30, 2007 and 2006, respectively.
Restricted Stock:
A summary of restricted stock activity during the first nine months of 2007 is as follows:

Outstanding at 12/31/06	6,250
Granted	—
Vested	(6,125)
Canceled	—

Outstanding at 09/30/07	125

No restricted shares vested during the third quarter of 2007. The weighted-average fair value of restricted shares vested was $8.63 per share during the first nine months of 2007.
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

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Three months ended September 30, 2007
Net service revenues	$4,687	$93,381	$2,002		$100,070
Reimbursable out-of-pocket revenues	$—	$42,366	$—		$42,366

Total revenues	$4,687	$135,747	$2,002		$142,436
Operating income (loss)	$281	$24,623	$(10,659)		$14,245
Total assets	$31,173	$397,227	$65,155	(a)	$493,555

Three months ended September 30, 2006
Net service revenues	$5,985	$67,926	$1,325		$75,236
Reimbursable out-of-pocket revenues	$—	$21,497	$—		$21,497

Total revenues	$5,985	$89,423	$1,325		$96,733
Operating income (loss)	$1,181	$15,865	$(8,953)		$8,093
Total assets	$43,251	$360,613	$69,696	(a)	$473,560

(a)	Primarily comprised of cash, marketable securities and tax-related assets.

	Early	Late	Support
(in thousands)	Stage	Stage	& Other		Total
Nine months ended September 30, 2007
Net service revenues	$15,660	$271,769	$5,882		$293,311
Reimbursable out-of-pocket revenues	$—	$120,864	$—		$120,864

Total revenues	$15,660	$392,633	$5,882		$414,175
Operating income (loss)	$1,950	$63,297	$(27,634)		$37,613
Total assets	$31,173	$397,227	$65,155	(a)	$493,555

Nine months ended September 30, 2006
Net service revenues	$16,834	$176,404	$3,837		$197,075
Reimbursable out-of-pocket revenues	$—	$58,774	$—		$58,774

Total revenues	$16,834	$235,178	$3,837		$255,849
Operating income (loss)	$3,938	$44,694	$(26,866)		$21,766
Total assets	$43,251	$360,613	$69,696	(a)	$473,560

(a)	Primarily comprised of cash, marketable securities and tax-related assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Form 10-Q for the three and nine months ended September 30, 2007 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
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
Early Stage Segment Contracts
Early Stage segment business awards are subject to a competitive bidding process and, upon award, are memorialized in a contract that includes terms and conditions that are substantially similar to the Company’s contracts with its Late Stage segment customers. Because these business awards require the Company to commit beds at its Early Stage facilities, the Company attempts to require the customer to pay a cancellation fee if the customer cancels a project award. Net service revenues from these contracts generally represent less than 10% of the Company’s net service revenues.
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
New Business Authorizations and Backlog
New business authorizations, which are sales of our services, are added to backlog when the Company enters into a contract or a letter of intent or receives a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business authorizations for the three months ended September 30, 2006 and 2007 were approximately $148 million and $175 million, respectively.
Backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. As the Company increasingly competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase.
For various reasons discussed in “Item 1 – Backlog” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.
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
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Service Revenues
Net service revenues increased approximately $24.9 million, or 33%, to $100.1 million in the third quarter of 2007 from $75.2 million in the third quarter of 2006. As Kendle and CRL Clinical Services have integrated project teams and revenue is recognized on labor hours and costs, it is difficult to precisely determine the amount of the third quarter 2007 and third quarter 2006 revenue that is attributable to the acquisition of CRL Clinical Services. The Company estimates that a significant portion of the growth in net service revenues is due to the acquisition. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 27% as compared to the corresponding 2006 period. Net service revenues from the Early Stage segment decreased by approximately 22% due to a decline in Phase I revenue at the Company’s Early Stage facility in the Netherlands partially offset by an increase in Phase I revenue at the Company’s Early Stage facility in Morgantown, WV. The revenue decline at the Netherlands facility is due in part of to the cancellation of a project with a value of approximately $1.9 million that was scheduled for the third and fourth quarters of 2007. Net service revenues from the Late Stage segment grew by 37%. A significant portion of the growth in Late Stage net service revenues is attributable to the acquisition of CRL Clinical Services. Late Stage net service revenues increased in both Europe and the Americas due to an expanded customer base and larger projects awarded to the Company.
Approximately 49% of the Company’s net service revenues were derived from operations outside of North America in the third quarter of 2007 compared to 45% in the third quarter of 2006. The top five customers based on net service revenues contributed approximately 24% of net service revenues during the third quarter of 2007 compared to approximately 30% of net service revenues during the third quarter of 2006. No customer accounted for more than 10% of total third quarter 2007 net service revenues. Net services revenues from Pfizer Inc. accounted for approximately 14% of total third quarter 2006 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in the third quarter of 2006.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased approximately 97% to $42.4 million in the third quarter of 2007 from $21.5 million in the corresponding period of 2006. The Company estimates that a significant portion of the growth in reimbursable out-of-pocket revenues is due to the acquisition of CRL Clinical Services.
Operating Expenses
Direct costs increased approximately $8.2 million, or 20%, to $49.1 million in the third quarter of 2007 from $40.9 million in the third quarter of 2006. A significant portion of the growth in direct costs is due to the acquisition of CRL Clinical Services. The portion of the increase in direct costs attributable to organic growth relates directly to the increase in net service revenues in the third quarter of 2007, primarily due to increased hiring of billable employees to support the increased contract services. Direct costs expressed as a percentage of net service revenues were 49.1% for the three months ended September 30, 2007 compared to 54.4% for the three months ended September 30, 2006. The decrease in direct costs as a percentage of net service revenues in 2007 is primarily due to increased efficiency as newly hired billable associates have become fully trained. In addition, the Company is working on larger, global trials in 2007 which result in greater opportunity for efficiencies in individual projects. Finally, in the third quarter of 2007 compared to the third quarter of 2006, the Company used less outside contractors, which are generally more costly to the Company.
Reimbursable out-of-pocket costs increased approximately 97% to $42.4 million in the third quarter of 2007 from $21.5 million in the corresponding period of 2006. The Company estimates that a significant portion of the growth in reimbursable out-of-pocket costs is due to the acquisition of CRL Clinical Services.
Selling, general and administrative expenses increased $9.4 million, or 40%, from $23.4 million in the third quarter of 2006 to $32.8 million in the same quarter of 2007. The increase is primarily due to increases in employee-related costs from the Company’s increase in headcount. Significant headcount growth occurred with the August 2006 acquisition of CRL Clinical Services. Headcount also has increased to support increased revenue. The increase in employee-related costs is also comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.8% for the three months ended September 30, 2007 compared to 31.1% for the corresponding 2006 period.
Depreciation and amortization expense increased by $1.1 million in the third quarter of 2007 compared to the third quarter of 2006. This increase is primarily due to amortization of $1.0 million related to finite-lived intangibles acquired in the CRL Clinical Services acquisition in the third quarter of 2007 compared to approximately $705,000 in the third quarter of 2006, as well as depreciation on fixed assets acquired from CRL Clinical Services.
Income from operations increased to $14.2 million or 14.2% of net service revenues for the three months ended September 30, 2007 from $8.1 million or 10.8% of net services revenues for the corresponding 2006 period. Income from operations from Kendle’s Early Stage segment decreased approximately $900,000, or 76%, to $281,000 or 6.0% of Early Stage net service revenues for the three months ended September 30, 2007, from approximately $1.2 million, or 19.7% of Early Stage net service revenues for the corresponding period of 2006. The decrease in operating margin was driven by decreased revenue at the Company’s Early Stage facility in the Netherlands resulting in increased fixed facility and employee costs as a percentage of revenue. The operating margin decline at the Netherlands facility is due in part of to the cancellation of a project valued at approximately $1.9 million that was scheduled for the third and fourth quarter of 2007. Income from operations from the Company’s Late Stage segment increased $8.8 million, or 55%, to $24.6 million or 26.4% of Late Stage net service revenues for the three months ended September 30, 2007 from approximately $15.9 million or 23.4% of net service revenues from the corresponding period of 2006. The increase in operating margin in the third quarter of 2007 is due to increased efficiency as newly hired billable associates have become fully trained. In addition, the Company is working on larger, global trials in 2007 which result in greater opportunity for efficiencies in individual projects.
Other Income (Expense)
Other Income (Expense) was expense of approximately $9.2 million in the third quarter of 2007 compared to expense of approximately $2.1 million in the third quarter of 2006. In June 2006, the Company paid the remaining outstanding balance of approximately $3.0 million under a prior term loan and terminated the agreements related to the loan. In August 2006, the Company borrowed $200 million under a term loan agreement in connection with the closing and purchase of CRL Clinical Services. Therefore, this new term loan had outstanding principal for approximately 1.5 months in the third quarter of 2006 and for approximately one month in the third quarter of 2007 until the Company paid off this term loan with proceeds from the sale of convertible notes (discussed below).
In the third quarter of 2007, the Company issued $200.0 million in principal amount of 3.375% Convertible Senior Notes due 2012 (“Notes”). In conjunction with issuance and sale of the Notes, the Company made a mandatory prepayment on its term debt and subsequently paid off the balance of the term note in the third quarter of 2007. Consequently, in the third quarter of 2007 the Company wrote-off approximately $4.2 million in deferred financing costs related to the term note.
Interest expense increased by approximately $1.0 million in the third quarter of 2007 compared to the third quarter of 2006 due to debt outstanding for a full quarter in the third quarter of 2007 compared to only 1.5 months of outstanding debt during the corresponding 2006 period. In the first quarter of 2007, the Company entered into an interest rate swap/collar arrangement to fix the rate on a portion of its then outstanding term debt. The derivative arrangements do not qualify for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations. In the third quarter of 2007, the Company recorded losses of approximately $658,000 related to the mark to market adjustments on the interest rate swap/collar arrangement.
Interest income decreased by approximately $97,000 in the third quarter of 2007 due to smaller cash and investment balances in the third quarter of 2007 compared to the corresponding period of 2006, as in addition to the term debt, the Company used cash and proceeds from the sale of investments to finance the CRL Clinical Services acquisition.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The derivative arrangements do not qualify for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Consolidated Statements of Operations. In the third quarter of 2007, the Company recorded gains of approximately $155,000 related to these derivative instruments. In addition to the gains on derivative instruments, the Company recorded foreign exchange rate losses of approximately $2.2 million in the third quarter of 2007 compared to losses of $205,000 in the third quarter of 2006. The increased foreign exchange loss is due to the weakening of the US dollar against the British pound and the euro as well as an increase in global contracts in 2007, leading to increased exchange rate exposure. With the exception of the hedge arrangements on intercompany notes referred to above, the Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows.
Income Taxes
The Company reported tax expense at an effective rate of 24.9% in the quarter ended September 30, 2007, compared to tax expense at an effective rate of 33.3% in the quarter ended September 30, 2006. In the third quarter of 2007, the Company reversed approximately $833,000 of tax liabilities established due to the adoption of FIN 48. The liabilities were reversed as the time period for assessing tax on these items expired.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses.
Net Income
The net income for the quarter ended September 30, 2007 was approximately $3.8 million, or $0.26 per basic and $0.25 per diluted share compared to net income of $4.0 million for the quarter ended September 30, 2006, or $0.28 per basic and $0.27 per diluted share.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net Service Revenues

Net service revenues increased approximately $96.2 million, or 49%, to $293.3 million in the first nine months of 2007 from $197.1 million in the first nine months of 2006. As Kendle and CRL Clinical Services have integrated project teams and revenue is recognized on labor hours and costs, it is difficult to precisely determine the amount of the 2007 and 2006 revenue that is attributable to the acquisition of CRL Clinical Services. The Company estimates that a significant portion of the growth in net service revenues is due to the acquisition. Excluding the impact of foreign currency exchange rate variances between both periods, net service revenues increased 42% as compared to the corresponding 2006 period. Net service revenues from the Early Stage segment decreased by approximately 7% due to decline in Phase I revenue at the Company’s Early Stage facility in the Netherlands partially offset by an increase in Early Stage revenue at the Company’s Early Stage facility in Morgantown, WV. The decline in Phase I revenue at the Netherlands facility is due in part to a project cancellation. Net service revenues from the Late Stage segment grew by 54%. A significant portion of the growth in Late Stage net service revenues is attributable to the acquisition of CRL Clinical Services. Late Stage net service revenues increased in both Europe and the Americas due to an expanded customer base and larger projects awarded to the Company.
Approximately 50% of the Company’s net service revenues were derived from operations outside of North America in the first nine months of 2007 compared to 44% in the first nine months of 2006. The top five customers based on net service revenues contributed approximately 25% of net service revenues during the first nine months of 2007 compared to approximately 29% of net service revenues during the first nine months of 2006. No customer accounted for more than 10% of total net service revenues for the first nine months of 2007. Net service revenues from Pfizer Inc. accounted for approximately 12% of total net service revenues for the nine months ended September 30, 2006. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in the first nine months of 2006.
Reimbursable Out-of-Pocket Revenues
Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues increased approximately 106% to $120.9 million in the first nine months of 2007 from $58.8 million in the corresponding period of 2006. The Company estimates that a significant portion of the growth in reimbursable out-of-pocket revenues is due to the acquisition of CRL Clinical Services.
Operating Expenses
Direct costs increased approximately $44.4 million, or 42%, to $150.1 million in the first nine months of 2007 from $105.7 million in the first half of 2006. A significant portion of the growth in direct costs is due to the acquisition of CRL Clinical Services. The portion of the increase in direct costs attributable to organic growth relates directly to the increase in net service revenues in the first nine months of 2007, primarily due to increased hiring of billable employees to support the increased contract services. Direct costs expressed as a percentage of net service revenues were 51.2% for the nine months ended September 30, 2007 compared to 53.6% for the nine months ended September, 2006. The decrease in direct costs as a percentage of net service revenues in 2007 is partially due to a charge in the second quarter of 2006 of approximately $700,000 in direct costs to provide additional study services to resolve non-medical customer concerns over one study. In addition, the Company is working on larger, global trials in 2007 which result in greater opportunity for efficiencies in individual projects.

Reimbursable out-of-pocket costs increased approximately 106% to $120.9 million in the first nine months of 2007 from $58.8 million in the corresponding period of 2006. The Company estimates that a significant portion of the growth in reimbursable out-of-pocket costs is due to the acquisition of CRL Clinical Services.
Selling, general and administrative expenses increased $31.4 million, or 50%, from $63.2 million in the first nine months of 2006 to $94.6 million in the same period of 2007. The increase is primarily due to increases in employee-related costs from the Company’s increase in headcount. Significant headcount growth occurred with the August 2006 acquisition of CRL Clinical Services. Headcount also has increased to support increased revenue. The increase in employee-related costs is also comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.2% for the nine months ended September 30, 2007 compared to 32.1% for the corresponding 2006 period.
Depreciation and amortization expense increased by $4.7 million in the first nine months of 2007 compared to the first nine months of 2006. This increase is primarily due to 2007 amortization of $3.1 million compared to 2006 amortization of $705,000 related to finite-lived intangibles acquired in the CRL Clinical Services acquisition. Additionally, depreciation increased due to depreciation on fixed assets acquired from CRL Clinical Services and capital purchases in 2007.
Income from operations increased to $37.6 million or 12.8% of net service revenues for the nine months ended September 30, 2007 from $21.8 million or 11.0% of net services revenues for the corresponding 2006 period. Income from operations from Kendle’s Early Stage segment decreased $2.0 million, or 50%, to $1.9 million or 12.5% of Early Stage net service revenues for the nine months ended September 30, 2007, from approximately $3.9 million, or 23.4% of Early Stage net service revenues for the corresponding period of 2006. The decrease in operating margin was driven by decreased revenue, due in part to a project cancellation discussed previously, at the Company’s Early Stage facility in the Netherlands resulting in increased fixed facility and employee costs as a percentage of revenue. In addition, in the first quarter of 2007 the Company incurred approximately $130,000 of severance costs at the Company’s Morgantown, West Virginia location. Income from operations from the Company’s Late Stage segment increased $18.6 million, or 42%, to $63.3 million or 23.3% of Late Stage net service revenues for the nine months ended September 30, 2007 from approximately $44.7 million or 25.3% of net service revenues from the corresponding period of 2006. Growth in the Late Stage segment was driven by strong performance in both Europe and the Americas as well as the acquisition of CRL Clinical Services.
Other Income (Expense)
Other Income (Expense) was expense of approximately $19.4 million in the first nine months of 2007 compared to expense of approximately $1.4 million in the first nine months of 2006. In June 2006, the Company paid the remaining outstanding balance of $3.044 million under a prior term loan and terminated the agreements related to the loan. In August 2006, the Company borrowed $200 million under a term loan agreement in connection with the closing and purchase of CRL Clinical Services.
In the third quarter of 2007, the Company issued $200.0 million in principal amount of 3.375% Convertible Senior Notes due 2012 (“Convertible Notes”). In conjunction with issuance and sale of the Convertible Notes, the Company made a mandatory prepayment on its term debt and subsequently paid off the balance of the term note in the third quarter of 2007. Consequently, in the third quarter of 2007 the Company wrote-off approximately $4.2 million in deferred financing costs related to the term note.

Interest expense increased by approximately $9.6 million in the first nine months of 2007 compared to the first nine months of 2006 due to the outstanding principal under the Company’s term debt during the 2007 period. The term debt was paid off during the third quarter of 2007 with proceeds from the sale of the Notes.
In the first quarter of 2007, the Company entered into an interest rate swap/collar arrangement to fix the rate on a portion of its then outstanding term debt. The derivative arrangements do not qualify for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations. In the first nine months of 2007, the Company recorded losses of approximately $480,000 related to the mark to market adjustments on the interest rate swap/collar arrangement.
Interest income decreased by approximately $509,000 in 2007 due to smaller cash and investment balances in the nine months ended September 30, 2007 compared to the corresponding period of 2006, as in addition to the term debt, the Company used cash and proceeds from the sale of investments to finance the CRL Clinical Services acquisition.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The derivative arrangements do not qualify for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations. In the first nine months of 2007, the Company recorded gains of approximately $180,000 related to these foreign currency derivative instruments. In addition to the gains on derivative instruments, the Company recorded foreign exchange rate losses of approximately $4.5 million in the first nine months of 2007 compared to losses of $512,000 in the first nine months of 2006. The increased foreign exchange loss is due to the weakening of the US dollar against the Pound Sterling and the Euro as well as an increase in global contracts in 2007, leading to increased exchange rate exposure. With the exception of the hedge arrangements on intercompany notes referred to above, the Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows.
Income Taxes
The Company reported tax expense at an effective rate of 32.2% in the nine months ended September 30, 2007, compared to tax expense at an effective rate of 35.2% in the nine months ended September 30, 2006. In the third quarter of 2007, the Company reversed approximately $833,000 million of tax liabilities established due to the adoption of FIN 48. The liabilities were reversed as the time period for assessing tax on these items expired.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses.

Net Income
Net income for the nine months ended September 30, 2007 was approximately $12.3 million or $0.83 per diluted share and $0.85 per basic share compared to net income for the nine months ended September 30, 2006 of $13.2 million or $0.89 per diluted share and $0.92 per basic share.
Liquidity and Capital Resources
Cash and cash equivalents increased by $8.0 million for the nine months ended September 30, 2007 as a result of cash provided by operating activities of $38.1 million offset by cash used in financing activities of approximately $22.0 million and by cash used in investing activities of approximately $8.5 million. At September 30, 2007, cash and cash equivalents were $27.9 million. In addition, the Company has approximately $1.2 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses. Net cash provided by operating activities for the period consisted primarily of net income adjusted for non-cash items. The change in net operating assets generated approximately $7.8 million in cash during the nine months ended September 30, 2007, primarily due to an increase in accrued liabilities and trade payables partially offset by an increase in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $63.6 million at September 30, 2007, and $60.3 million at December 31, 2006.
Investing activities for the nine months ended September 30, 2007 consisted primarily of cash of $3.1 million received by the Company related to settlement of the final working capital amount in the purchase of CRL Clinical Services offset by additional acquisition costs of approximately $979,000 and capital expenditures of approximately $10.8 million, mostly relating to computer equipment and software purchases, including internally developed software.
Financing activities for the nine months ended September 30, 2007, consisted primarily of proceeds from the sale and issuance of the Convertible Notes of $200.0 million offset by payments of $199.5 million on the Company’s term note, debt issuance costs of approximately $6.9 million, of which $6.6 million was associated with the issuance of the Convertible Notes, and net payments of $18.1 million related to the purchase of bond hedges and proceeds from the issuance of warrants also related to the sale and issuance of the Convertible Notes.
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility is comprised of a $200 million term loan that matures in August 2012 and a revolving loan commitment that expires in August 2011. The balance of the $200 million term loan was paid off in the third quarter of 2007 with proceeds from the convertible debt issuance discussed below. The original revolving loan commitment was $25 million and was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement, which was entered into on June 27, 2007 and shortly thereafter permitted the Company to increase the revolving loan commitment. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.

On July 10, 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the “Underwriter”) for the issuance and sale by the Company of $175 million in aggregate principal amount of the Company’s 3.375% Senior Convertible Notes due July 15, 2012 (the “Convertible Notes”), pursuant to the Company’s effective Registration Statement on Form S-3. On July 11, 2007, the Underwriter exercised an over-allotment option and purchased an additional $25 million in aggregate principal amount of Convertible Notes. On July 16, 2007, $200 million in aggregate principal amount of the 5-year Convertible Notes with a maturity date of July 15, 2012 were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note.
The Convertible Notes bear interest at an annual rate of 3.375%, payable semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment being made on January 15, 2008. The Convertible Notes are convertible at the option of the holder into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $47.71 per share (approximating 20.9585 shares per $1,000 principal amount of the Convertible Notes), upon the occurrence of certain events, including (1) any calendar quarter ending after September 30, 2007 in which the closing price of the Company’s common stock is greater than 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $47.71per share); (2) any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of that period is equal to or less than 97% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate; (3) upon specified corporate transactions including consolidation or merger; and (4) any time during the period beginning on January 1, 2012 until the close of business on the second business day immediately preceding July 15, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Note Indenture, holders of the Convertible Notes may require the Company to repurchase the Convertible Notes. If upon the occurrence of such events in which the holders of the Convertible Notes exercise the conversion provisions of the Convertible Notes, the Company will need to remit the principal balance of the Convertible Notes to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter. As of September 30, 2007 the Convertible Notes are classified as long-term in the accompanying Condensed Consolidated Balance Sheet.
Upon conversion, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in shares of the Company’s common stock. If conversion occurs in connection with a “fundamental change” as defined in the Convertible Notes Indenture, the Company may be required to repurchase the Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest. In addition, if conversion occurs in connection with a change in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the Convertible Notes is 5.6 million shares, but under most conditions, the Company would be obligated to issue 4.2 million shares upon conversion of the Convertible Notes.
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 1 to the Condensed Consolidated Financial Statements (Unaudited).
Concurrent with the sale of the Convertible Notes, the Company purchased convertible note hedges from UBS and JP Morgan (“the counterparties”), which are designed to mitigate potential dilution from the conversion of the Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $47.71. Under the bond hedges that cover approximately 4.2 million shares of the Company’s common stock, the counterparties are required to deliver either shares of the Company’s common stock or cash in the amount that the Company is obligated to deliver to the holders of the Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by the Company by reason of any additional premium relating to the Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate pursuant to the indenture governing the Convertible Notes. The bond hedges expire at the close of trading on July 15, 2012, which is also the maturity date of the Convertible Notes, although the counterparties will have ongoing obligations with respect to Convertible Notes properly converted on or prior to that date of which the counterparties have been timely notified.
In addition, the Company issued warrants to the counterparties that could require the Company to issue up to approximately 4.2 million shares of the Company’s common stock on expiration dates consisting of the 100 consecutive business days beginning on and including January 15, 2013 (European style). The strike price is $61.22 per share, which represented a 70 % premium over the closing price of the Company’s shares of common stock on July 10, 2007.
The convertible note hedge and warrant transactions generally have the effect of increasing the conversion price of the convertible notes to approximately $61.22 per share of Kendle common stock, representing approximately a 70% premium based on the closing sales price as reported on The Nasdaq Global Market on July 10, 2007, of $36.01 per share.
The bond hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the Convertible Notes. In addition, pursuant to EITF 00-19 and EITF 01-6, the bond hedges and warrants are accounted for as equity transactions. Therefore, the payment associated with the issuance of the bond hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions.
For income tax reporting purposes, the Company has elected to integrate the Convertible Notes and the bond hedges. Integration of the bond hedges with the Convertible Notes creates an original issue discount (“OID”) debt instrument for income tax reporting purposes. Therefore, the cost of the bond hedges will be accounted for as interest expense over the term of the Convertible Notes for income tax reporting purposes. The associated income tax benefits that are recognized for financial reporting purposes will be recognized as a reduction in the income tax provision in the periods that the deductions are taken for income tax reporting purposes.
The FASB has proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“APB 14-a”). If issued as currently contemplated, APB 14-a would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from the Convertible Notes in this manner, the Company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability

(excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company is currently evaluating the potential amount of the additional interest expense. APB 14-a would be effective for financial statements for fiscal years beginning after December 15, 2007 and would be applied retrospectively for all periods presented. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB, or at all.
The Company received net proceeds from the sale of the Convertible Notes of approximately $194.0 million after deducting the underwriter’s discounts and commissions. In addition, the Company used approximately $18.1 million of the net proceeds of the offering to pay the net cost of the convertible note hedge transactions and the warrant transactions. The Company made a mandatory prepayment of $146.0 million (75% of the net proceeds of the offering) toward repayment of amounts owed under the term loan under its credit agreement and made additional voluntary prepayments during the third quarter to pay off the remaining balance of the term loan.
As of September 30, 2007, $200.0 million was outstanding under the Convertible Notes, no amounts were outstanding under the revolving credit loan and no amounts were outstanding under the Multicurrency Facility.
The weighted-average interest rate in effect on the term loan for the first nine months of 2007 was approximately 7.82%.
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. At September 30, 2007, no amounts were outstanding under either the Facility or the Multicurrency Facility.
In February 2007, the Company entered into an interest rate swap/collar to fix the interest rate on a portion of its debt. The Company fixed the interest rate on the total outstanding balance of the term loan through April 30, 2007 at a fixed rate of 5.079% plus the 2.50% margin. Beginning May 1, 2007, the Company fixed the interest rate on $40.0 million of the outstanding term loan at the rate of 5.079% plus the 2.5% margin with an additional $51.0 million covered under the interest rate collar. The collar provides for interest rate protection at a cap of 6.25% and a floor of 3.21%. This agreement does not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Condensed Consolidated Statements of Operations. In the first nine months of 2007, the Company recorded a loss of approximately $480,000 related to changes in the fair market value of the interest rate swap/collar arrangement.
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
During the first nine months of 2007, the Company recorded total foreign exchange losses of approximately $4.5 million related to the risks described above. As described below, in the first quarter of 2007 the Company entered into foreign currency hedge transactions to hedge exposure related to intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of shareholders’ equity, were approximately $1.8 million at September 30, 2007 and $2.3 million at December 31, 2006.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S dollar and British Pounds Sterling and U.S dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United

Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $60.9 million at September 30, 2007. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $25.5 million at September 30, 2007. The hedge agreements do not qualify for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations. In the first nine months of 2007, the Company recorded losses of approximately $1.9 million on the Euro hedge transaction and $2.2 million on the Pound Sterling transaction related to the changes in the fair market value of the hedge. The losses on the fair market value of the hedge were offset by foreign exchange gains of $2.1 million on the change in value of the Euro intercompany note and $2.1 million on the change in value of the Pound Sterling intercompany note.
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
The adoption of SFAS 123(R) resulted in additional stock-based compensation expense of approximately $141,000 and $769,000 in the third quarter and first nine months of 2007, respectively, compared to additional stock-based compensation expense of approximately $195,000 and $1.4 million in the third quarter and first nine months of 2006, respectively. The incremental stock-based compensation expense caused net income to decrease by approximately $126,000 and $599,000 and basic and diluted earnings per share to decrease by $0.01 and $0.04 per share in the three and nine months ended September 30, 2007, respectively. The incremental stock-based compensation expense caused net income to decrease by approximately $163,000 and $1.1 million and basic and diluted earnings per share to decrease by $0.01 and $0.07 per share in the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Income as the majority of the stock option expense related to options granted to executives.
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
Interest and penalties associated with uncertain tax positions are recognized as components of the “Income tax expense.” The Company’s accrual for interest and penalties was $463,000 upon adoption of FIN No. 48 and an additional $144,000 was accrued in 2007.
In the third quarter of 2007, approximately $833,000 of tax liabilities, including $221,000 of accrued interest, were reversed as required by FIN No. 48. The liabilities were established as of January 1, 2007 as part of the initial adoption of FIN 48; however, during third quarter 2007, the time period for assessing tax on these items expired, necessitating the reversal.
The Company has approximately $1.5 million in unrecognized tax benefits for which the statute of limitations is expected to expire within the next 12 months. Expiration of the statute of limitations on some or all of these unrecognized tax benefits may cause a material impact on the Company’s effective tax rate in a particular period.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years
United States	2002, 2004 - 2006
Germany	2003 - 2006
United Kingdom	2005 - 2006
Netherlands	2004 - 2006
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries are made known to them by others within those entities. Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc., acquired in August of 2006, which is included in the financial statements of the Company for the quarter ended September 30, 2007 and as of December 31, 2006. The excluded element constitutes approximately $283 million of the Company’s total assets as of September 30, 2007, approximately $204 million of which is goodwill.
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
For the year ended December 31, 2006, the Company incurred a non-cash goodwill impairment charge of $8.2 million relating to a customer relationship intangible asset acquired in 2002. The Company had goodwill and other acquisition-related intangible assets of approximately $40 million and $254 million (after deducting the impairment charge) as of December 31, 2005 and December 31, 2006, respectively, which constituted approximately 21% and 56%, respectively, of its total assets. At September 30, 2007, the Company had goodwill and other acquisition-related intangible assets of approximately $251 million which constituted approximately 51% of its total assets. The Company periodically evaluates goodwill and other intangible assets for impairment. Any future determination requiring the write off of a significant portion of the Company’s goodwill or other intangible assets could adversely affect its results of operations and financial condition.
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
As of September 30, 2007, the Company had $200.0 million in convertible debt outstanding and an additional $53.5 million of borrowing capacity under a revolving line of credit. The Company had approximately $0.5 million of obligations outstanding under capital leases as of September 30, 2007. The Company maintains a $5.0 million multicurrency facility that is renewable annually and used in connection with its European operations. For a description of the Company’s Facility and existing indebtedness and that of its subsidiaries, see Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
For the year ended December 31, 2006, approximately 45% of the Company’s revenues were derived from operations outside the United States. For the nine months ended September 30, 2007, approximately 50% of the Company’s revenues were derived from operations outside the United States. The Company’s financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could significantly affect the Company’s results of operations, financial position and cash flows as well as its ability to finance large acquisitions outside the United States.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults upon Senior Securities – Not applicable
Item 4. Submission of Matters to a Vote of Security Holders – Not applicable
Item 5. Other Information – None
Item 6. Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status

4.1	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association	B

4.2	Supplemental Indenture No. 1 dated July 16, 2007 between the Company and LaSalle Bank National Association	D

10.1	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch	C

10.2	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch	C

10.3	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch	C

10.4	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch	C

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

Filing
Status	Description of Filing Status

A	Filed herewith

B	Incorporated herein by reference to Exhibit 4.1 to the Form S-3 filed with the Commission on March 21, 2007

C	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 to Current Report on Form 8-K filed with the Commission on July 10, 2007

D	Incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Commission on July 16, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: November 9, 2007		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III
Date: November 9, 2007		Karl Brenkert III
Senior Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

4.1	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association*

4.2	Supplemental Indenture No. 1 dated July 16, 2007 between the Company and LaSalle Bank National Association*

10.1	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch*

10.2	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch*

10.3	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch*

10.4	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as set forth in Item 6 of Part II