Form 10-Q
period 2008-03-31
KENDLE INTERNATIONAL INC
filed 2008-05-12
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,704,892 shares of Common Stock, no par value, as of April 29, 2008.

KENDLE INTERNATIONAL INC.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$30,377	$45,512
Restricted cash	1,660	844
Accounts receivable, net	168,581	135,550
Other current assets	24,534	24,879

Total current assets	225,152	206,785

Property and equipment, net	32,925	32,021
Goodwill	231,180	230,168
Other finite-lived intangible assets, net	18,568	19,464
Other assets	10,399	11,285

Total assets	$518,224	$499,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$199	$199
Trade payables	20,748	20,993
Advance billings	88,926	78,402
Other accrued liabilities	45,327	47,107

Total current liabilities	155,200	146,701
Obligations under capital leases, less current portion	212	256
Convertible notes	200,000	200,000
Other noncurrent liabilities	11,820	11,243

Total liabilities	367,232	358,200

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,723,288 and 14,681,029 shares issued and 14,700,236 and 14,657,977 outstanding at March 31, 2008 and December 31, 2007, respectively	75	75
Additional paid in capital	141,131	140,109
Accumulated earnings (deficit)	3,657	(1,967)
Accumulated other comprehensive income:
Foreign currency translation adjustment	6,621	3,798
Less: Cost of common stock held in treasury, 23,052 shares at March 31, 2008 and December 31, 2007, respectively	(492)	(492)

Total shareholders’ equity	150,992	141,523

Total liabilities and shareholders’ equity	$518,224	$499,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007
Net service revenues	$114,124	$95,439
Reimbursable out-of-pocket revenues	44,689	37,114

Total revenues	158,813	132,553

Costs and expenses:
Direct costs	59,170	49,399
Reimbursable out-of-pocket costs	44,689	37,114
Selling, general and administrative expenses	37,624	29,993
Depreciation and amortization	3,355	3,558

Total costs and expenses	144,838	120,064

Income from operations	13,975	12,489

Other income (expense):
Interest income	252	310
Interest expense	(2,917)	(4,344)
Other	(2,608)	(1,888)

Total other income (expense)	(5,273)	(5,922)

Income before income taxes	8,702	6,567

Income taxes	3,078	2,364

Net income	$5,624	$4,203

Income per share data:
Basic:
Net income per share	$0.38	$0.29

Weighted average shares	14,690	14,438

Diluted:
Net income per share	$0.38	$0.28

Weighted average shares	14,975	14,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2008	2007
Net income	$5,624	$4,203

Other comprehensive income:

Foreign currency translation adjustment, net of tax	2,823	18

Comprehensive income	$8,447	$4,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2008	2007
Net cash (used in) / provided by operating activities	$(9,372)	$14,426

Cash flows from investing activities:
Proceeds from sale of fixed assets	7	—
Interest rate collar termination costs	(1,082)	—
Acquisitions of property and equipment	(5,253)	(3,072)
Additions to internally developed software	(459)	(35)
Acquisitions of businesses, cash received	—	2,572

Net cash used in investing activities	(6,787)	(535)

Cash flows from financing activities:
Repayments under credit facilities	—	(500)
Net proceeds from book overdraft	129	135
Debt issue costs	—	(6)
Income tax benefit from stock option exercises	98	273
Proceeds from issuance of Common Stock	445	407
Payments on capital lease obligations	(52)	(48)

Net cash provided by financing activities	620	261

Effects of exchange rates on cash and cash equivalents	404	4

Net (decrease) / increase in cash and cash equivalents	(15,135)	14,156
Cash and cash equivalents:
Beginning of period	45,512	19,917

End of period	$30,377	$34,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.
The following table sets forth the computation for basic and diluted EPS (in thousands, except per share information):

	Three Months Ended
	March 31,
	2008	2007
Basic earnings per share calculation:
Net income	$5,624	$4,203
Weighted average shares outstanding for basic EPS computation	14,690	14,438

Earnings per share — basic	$0.38	$0.29

Diluted earnings per share calculation:
Net income	$5,624	$4,203
Weighted average shares outstanding	14,690	14,438
Dilutive effect of stock options and restricted stock	285	404

Weighted average shares outstanding for diluted EPS computation	14,975	14,842

Earnings per share — assuming dilution	$0.38	$0.28

Under Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF 90-19, and because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 3) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted (see Note 3 for full description of Convertible Notes). These conditions have not been met as of the quarter-ended March 31, 2008. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

				Shares Due to the	Incremental Shares Issued
	Convertible Notes	Warrant	Total Treasury Method	Company under Note	by the Company Upon
Share Price	Shares	Shares	Incremental Share (1)	Hedges	Conversion (2)

$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	191,993	—	191,993	(191,993)	—
$55.00	555,630	—	555,630	(555,630)	—
$60.00	858,660	—	858,660	(858,660)	—
$65.00	1,115,070	245,070	1,360,140	(1,115,070)	245,070
$70.00	1,334,850	526,993	1,861,843	(1,334,850)	526,993

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $58.4 million at March 31, 2008. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $27.3 million at March 31, 2008. The hedge agreements were not designated for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Condensed Consolidated Statements of Operations. In the first quarter of 2008, the Company recorded losses of approximately $1.8 million on the Euro hedge transaction and gains of approximately $2.0 million on the Pounds Sterling transaction related to the changes in the fair market value of the hedge. Additionally, the Company recorded foreign exchange gains of approximately $2.0 million on the change in value of the Euro intercompany note and losses of approximately $100,000 on the change in value of the Pounds Sterling intercompany note.
Accounting for Uncertainty in Income Taxes
At December 31, 2007, the total amount of unrecognized tax benefits was $5.4 million, of which $5.0 million would impact the effective tax rate, if recognized. During the first quarter of 2008, the amount of unrecognized tax benefits increased by $165,000, which includes the interest and penalties amount discussed below, as a result of tax positions taken during the current period. At March 31, 2008, the total amount of unrecognized tax benefits was $5.6 million.
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense on the Company’s Condensed Consolidated Statements of Operations. The Company recognized tax-related interest and penalties of approximately $67,000 in its Condensed Consolidated Statements of Operations during the first quarter of 2008 and at March 31, 2008 has a recorded liability of $442,000 for interest and penalties.
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

The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years
United States	2002, 2004 — 2007
Germany	2003 — 2007
United Kingdom	2005 — 2007
Netherlands	2004 — 2007
The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R) (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 141(R) and 160 on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS No. 161 will have on its financial position and results of operations.

2. Goodwill and Other Intangible Assets:
Goodwill at March 31, 2008 and December 31, 2007 is comprised of:
(in thousands)
Balance at December 31, 2007	$230,168
Foreign currency fluctuations	1,096
Tax benefit to reduce goodwill	(84)

Balance at March 31, 2008	$231,180

Amortizable intangible assets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2008	2007
Amortizable intangible assets:
Carrying amount:
Customer relationships	$18,000	$18,000
Non-compete agreements	460	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	16,715	16,256

Total carrying amount	$43,975	$43,516
Accumulated Amortization:
Customer relationships	$(2,518)	$(1,975)
Non-compete agreements	(460)	(460)
Completed technology	(865)	(736)
Backlog	(4,849)	(4,625)
Internally developed software (a)	(15,067)	(14,896)

Total accumulated amortization	$(23,759)	$(22,692)

Net amortizable intangible assets	$20,216	$20,824

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

Amortizable intangible assets at March 31, 2008 and December 31, 2007 are comprised of:

				Internally
	Customer	Completed		Developed
(in thousands)	Relationships	Technology	Backlog	Software
Balance at December 31, 2007	$16,025	$1,864	$1,575	$1,360
Additional amounts acquired	—	—	—	459
2008 amortization	(543)	(129)	(224)	(171)

Balance at March 31, 2008	$15,482	$1,735	$1,351	$1,648

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
Internally-developed software is included in other assets within the Condensed Consolidated Balance Sheets. The Company typically amortizes internally-developed software over a 5 year useful life.
Amortization expense relating to these amortizable intangible assets for the next five years is estimated to be as follows:

(in thousands)
Remainder of 2008:	$3,173
2009:	3,330
2010:	2,636
2011:	2,466
2012:	1,646
Thereafter:	6,965

Total	$20,216

3. Debt:
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
As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.
On July 10, 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale by the Company of $175 million in aggregate principal amount of the Company’s Convertible Notes pursuant to the Company’s effective Registration Statement on Form S-3. On July 11, 2007, the Underwriter exercised an over-allotment option and purchased an additional $25 million in aggregate principal amount of Convertible Notes. On July 16, 2007, $200 million in aggregate principal amount of the 5-year Convertible Notes with a maturity date of July 15, 2012 were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note. For a detailed discussion of the specific terms of the above referenced Convertible Note transaction, as well as the related hedges, see Note 7 — Debt included in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
As of March 31, 2008 and December 31, 2007, $200.0 million was outstanding under the Convertible Notes and is classified as long-term in the accompanying Condensed Consolidated Balance Sheets.
Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The FASB has proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-a”). In March 2008, the board of the FASB directed the FASB staff to proceed to a draft of a final FSP for vote by written ballot. As currently drafted, APB 14-a requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from the Convertible Notes in this manner, the Company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company is currently evaluating the potential amount of the additional interest expense. APB 14-a, if approved as proposed, will be effective for financial statements for fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB.
The Company’s primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under the Facility and the Multicurrency Facility, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider the acquisition of businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no such assurances that such financings will be available on terms acceptable to the Company.
4. Commitments and Contingencies:
In the first quarter of 2008, the Company entered into a new lease arrangement (the 2008 lease) for its corporate office location in Cincinnati, Ohio. The new lease arrangement replaces a previously existing lease for space at the same location that was to expire in 2009.
Key terms of the 2008 lease are as follows:
•	The 2008 lease term runs from February, 2008 through May, 2019 and the Company has two successive five year renewal options subject to certain conditions.

•	Under the 2008 lease, the Company acquired the rights to an additional 10,000 square feet of space which brings the total amount of square footage leased to approximately 129,000 square feet.

•	The rent for the 2008 lease increases on June 1, 2010 and each year thereafter based in part on increases in the Consumer Price Index over a base period. Consistent with SFAS No. 29, “Determining Contingent Rentals, an amendment of FASB Statement No. 13”, the Company has used the Consumer Price Index existing at the time the lease arrangement was entered into to estimate future price increases for purposes of establishing the straight-line monthly rental expense to record over the life of the lease.

•	The 2008 lease contains various tenant improvement allowances totaling approximately $5.2 million to be used in connection with leasehold improvement construction, among other things. This amount will be recorded as a reduction of rent expense over the term of the 2008 lease.
The execution of the 2008 lease did not have a material impact on the Company’s Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2008.
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
Non-vested stock (referred to as “restricted stock” in the 1997 Plan) may also be granted pursuant to the 1997 Plan. Non-vested shares typically vest ratably over a three year period, with shares restricted from transfer until vesting. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock may also be granted to key employees under the 1997 Plan. Unrestricted shares vest immediately.
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
In the first quarter of 2008, the Company issued 1,850 shares of non-vested stock that vest over a 12-month period. Under the terms of the 2007 Plan, the associates that received the 1,850 shares are considered “retirement eligible”, which is defined as at least 55 years of age and 10 years of service with the Company or 65 years of age. Therefore, the entire expense for these shares was recorded in the first quarter of 2008.
Additionally in the first quarter of 2008, the Company issued 3,900 shares of non-vested stock (referred to as “Restricted Stock Units” or RSUs) that vest in their entirety after 18 months. Of this award 2,400 RSUs were issued to retirement eligible associates so the entire expense related to the 2,400 shares was recorded in the first quarter of 2008. The expense for the remaining 1,500 RSUs will be recorded on a straight-line basis over the 18 month vesting period.

Also, in the first quarter of 2008, the Company issued 11,550 of performance-based non-vested shares (RSUs). The vesting of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2008, and a service condition, as 33% vest on March 15th 2009, 33% vest on January 1, 2010, and 33% vest on January 1, 2011. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the amount of the award is adjusted to 50% of the original award. Of the total of 11,550 shares issued, 8,550 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2008, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2008, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2008 and would expect to record the second half of the expense in the third quarter of 2008. Expense for non retirement-eligible associates will be recorded over the vesting period (33 months).
The following is a summary of stock based compensation expense recorded by the Company for the:

	Three Months Ended March 31,
(in thousands)	2008	2007
Stock options	$96	$158
Non-vested stock	376	13
Unrestricted stock	—	—

Total stock based compensation	$472	$171

As of March 31, 2008, there was approximately $1,008,000 of total unrecognized compensation cost, $621,000 relating to options and $387,000 relating to non-vested restricted stock. The cost is expected to be recognized over a weighted-average period of 2.1 years for options and 1.4 years for non-vested stock.
Stock Options:
The following table summarizes information regarding stock option activity in the first quarter of 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at 12/31/07	543,007	$13.33
Granted	5,000	45.53
Canceled	(2,180)	11.17
Exercised	(41,960)	10.87

Options outstanding at 3/31/08	503,867	$13.88	5.42	$15,612
Exercisable at 3/31/08	392,512	$13.69	5.03	$12,264
Substantially all of the outstanding options are expected to vest.

The per-share weighted-average fair value of options and awards granted is as follows:

	Three Months Ended March 31,
	2008	2007
Stock options	$20.65	N/A
Non-vested stock	$44.07	N/A
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Divided yield	0%	N/A
Expected volatility	41.9%	N/A
Risk-free interest rate	4.7%	N/A
Expected term	5.52 years	N/A
The expected volatility is based on the Company’s stock price over a historical period which approximates the expected term as well as comparison to volatility for other companies in the Company’s industry and expectations of future volatility. The risk free interest rate is based on the implied yield in U.S Treasury issues with a remaining term approximating the expected term. The expected term is calculated as the historic weighted average life of similar awards.
The total intrinsic value of stock options exercised was approximately $1.5 million in the three months ended March 31, 2008 compared to approximately $993,000 in the three months ended March 31, 2007.
Non-Vested Stock:
A summary of non-vested stock activity during the first three months of 2008 is as follows:
Non-Vested Stock

Shares
Outstanding at 12/31/07	125
Granted	17,300
Vested	(125)
Canceled	—

Outstanding at 3/31/08	17,300

The weighted-average fair value of restricted shares vested was $24.47 per share during the first three months of 2008.
6. Fair Value:
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final FSP to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning January 1, 2009. The Company is in the process of evaluating the impact of applying FAS 157 to nonfinancial assets and liabilities measured on a nonrecurring basis. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.
The Company generally applies fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at March 31, 2008:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Foreign Currency Hedges	$(1,379)	$—	$(1,379)	$—
The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, the Company adopted the provisions of SFAS 159 and did not elect to apply the fair value option to any eligible financial instruments.

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
Segment information for the three months ended March 31, 2008 and 2007 is as follows:

	Early	Late	Support
(in thousands)	Stage	Stage	& Other			Total
Three months ended March 31, 2008
Net service revenues	$5,638	$104,779	$3,707			$114,124
Reimbursable out-of-pocket revenues	$—	$44,689	$—			$44,689

Total revenues	$5,638	$149,468	$3,707			$158,813
Operating income (loss)	$386	$24,666	$(11,077)			$13,975
Total assets	$34,691	$421,739	$61,794	(a	)	$518,224

Three months ended March 31, 2007
Net service revenues	$5,411	$88,440	$1,588			$95,439
Reimbursable out-of-pocket revenues	$—	$37,114	$—			$37,114

Total revenues	$5,411	$125,554	$1,588			$132,553
Operating income (loss)	$542	$19,863	$(7,916)			$12,489
Total assets	$31,710	$379,688	$63,252	(a	)	$474,650

(a)	Primarily comprised of cash, marketable securities and tax-related assets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
Company Overview
Kendle International Inc. (the Company or Kendle) is a global clinical research organization (CRO) that delivers integrated clinical development services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services, among other things, on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe,

Asia/Pacific, Latin America and Africa. The Company operates its business in two reportable operating segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of clinical development services related to Phase II through IV clinical trials, regulatory affairs and biometrics offerings. The Company aggregates its clinical development operating unit, regulatory affairs operating unit, and biometrics operating unit into the Late Stage segment under the aggregation criteria in Statement of Financial Accounting Standards (SFAS) No. 131. The aggregation criteria met include a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. In addition, the Company reports support functions primarily composed of Human Resources, Information Technology, Sales and Marketing and Finance under the Support and Other category for purposes of segment reporting. A portion of the costs incurred from the support units are allocated to the Early and Late Stage reportable operating segments.
The Company primarily earns net service revenues through performance under Late Stage segment “full-service” contracts. The Company also recognizes revenues through limited service contracts, consulting contracts, and Early Stage segment contracts. For a detailed discussion regarding the Company’s Late Stage segment contracts, Early Stage segment contracts, revenue recognition process and other Critical Accounting Policies and Estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2007.
The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of its major customers could have a material adverse effect on the Company.
New Business Authorizations and Backlog
New business authorizations, which are sales of our services, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business authorizations for the three months ended March 31, 2008 and 2007 were approximately $180 million and $150 million, respectively.
Backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. As the Company increasingly competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase. Backlog at March 31, 2008 was approximately $917 million compared to $869 million at December 31, 2007. The net book-to-bill ratio was 1.4 to 1 for both the three months ended March 31, 2008 and 2007.
For various reasons discussed in “Item 1 — Backlog” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations
The Company’s results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse effects on the Condensed Consolidated Financial Statements. Fluctuations in the Company’s sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company’s long-term growth. In addition, the Company’s aggregate backlog, consisting of signed contracts and letters of intent as well as awarded projects for which the contract is actively being negotiated, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog. For a more detailed discussion regarding the risk factors associated with the Company’s results of operations, among other things, see Item 1A-Risk Factors, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Information to be discussed regarding segments is outlined in the below table:

	Early	Late	Support &
(in thousands)	Stage	Stage	Other	Total
Three months ended March 31, 2008

Net service revenues	$5,638	$104,779	$3,707	$114,124
Income from operations	386	24,666	(11,077)	13,975
Operating Margin %	6.8%	23.5%		12.2%

Three months ended March 31, 2007

Net service revenues	$5,411	$88,440	$1,588	$95,439
Income from operations	542	19,863	(7,916)	12,489
Operating Margin %	10.0%	22.5%		13.1%
Net Service Revenues
Net service revenues increased approximately $18.7 million, or 20%, to $114.1 million in the first quarter of 2008 from $95.4 million in the first quarter of 2007. The 20% increase includes a 6% increase due to the impact of foreign currency exchange rate fluctuations.
Net service revenues from the Early Stage segment increased by approximately 4%. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia were approximately $1.6 million in both the three months ended March 31, 2008 and 2007. Net service revenues in the Phase I unit in the Netherlands increased by approximately $200,000 from $3.8 million in the first quarter of 2007 to $4.0 million in the first quarter of 2008.
Net service revenues in the Late Stage segment increased by approximately 18% to $104.8 million in the three months ended March 31, 2008 from $88.4 million in the three months ended March 31, 2007. The increase in net service revenues in the Late Stage segment was driven primarily by the Company’s increased work on large, global studies. As customers continue to look toward Latin America, Asia-Pacific and other emerging regions for clinical trials the

Company’s net service revenues in the Latin American and Asia-Pacific regions of the Late Stage segment increased by approximately 94% and 73%, respectively, in the first three months of 2008 compared to the same period of the prior year. Although the Company expects strong demand for clinical trial services in Latin America and Asia-Pacific to continue in the future, the Company does not expect the rate of net service revenue increase to continue at the levels experienced in the three months ended March 31, 2008.
Approximately 54% of the Company’s net service revenues were derived from operations outside of North America in the first quarter of 2008 compared to 50% in the first quarter of 2007. The top five customers based on net service revenues contributed approximately 31% of net service revenues during the first quarter of 2008 compared to approximately 26% of net service revenues during the first quarter of 2007. No customer accounted for more than 10% of total first quarter 2008 net service revenues. Net service revenues from Pfizer Inc. accounted for approximately 10% of total first quarter 2007 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in the first quarter of 2007.
Reimbursable Out-of-Pocket Revenues/Expenses
Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses increased approximately 20% to $44.7 million in the first quarter of 2008 from $37.1 million in the corresponding period of 2007. The change is due primarily to an increase in the number of studies in which the Company is providing investigator services as well as to an increase in the size of those studies.
Operating Expenses
Direct costs increased approximately $9.8 million, or 20%, to $59.2 million in the first quarter of 2008 from $49.4 million in the first quarter of 2007. The increase in direct costs relates directly to the increase in net service revenues in the first quarter of 2008, primarily the result of increased hiring of billable employees to support the growth in contract services. Direct costs expressed as a percentage of net service revenues were 51.8% for both the three months ended March 31, 2008 and 2007.
Selling, general and administrative expenses increased $7.6 million, or 25%, from $30.0 million in the first quarter of 2007 to $37.6 million in the same quarter of 2008. The increase is primarily due to increases in employee-related costs, which includes higher than normal recruiting costs associated with the hiring of key executives, from the Company’s increase in headcount. Non-billable headcount increased in support of the Company’s efforts to strengthen its infrastructure to support the growth in net service revenue. The increase in employee-related costs is also comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. In addition, in the first quarter of 2008 the Company incurred approximately $421,000 in costs relating to a global leadership meeting for Kendle personnel, approximately $376,000 in stock-based compensation relating to the issuance of various equity-related awards to certain retirement-eligible Kendle associates and a $431,000 increase in the bad debt reserve related to potential collection issues with a specific customer.

Selling, general and administrative expenses expressed as a percentage of net service revenues were 33.0% for the three months ended March 31, 2008 compared to 31.4% for the corresponding 2007 period. The increase in selling, general and administrative expenses as a percentage of net service revenue is due, in part, to the items and related costs discussed in the preceding paragraph.
Depreciation and amortization expense decreased by $0.2 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease is primarily due to declining amortization of finite-lived intangibles acquired in the CRL Clinical Services acquisition in the third quarter of 2006. The finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition.
Income from operations increased to $14.0 million or 12.2% of net service revenues for the three months ended March 31, 2008 from $12.5 million or 13.1% of net service revenues for the corresponding 2007 period. Income from operations from Kendle’s Early Stage segment decreased approximately $156,000, or 29%, to $386,000 or 6.8% of Early Stage net service revenues for the three months ended March 31, 2008, from approximately $542,000 or 10.0% of Early Stage net service revenues for the corresponding period of 2007. The decrease in operating margin was primarily driven by increased headcount and related employee costs at the facility in the Netherlands as well as an increase in support type costs allocated to the Early Stage segment due to an overall growth in infrastructure.
Income from operations from the Company’s Late Stage segment increased $4.8 million, (or 24%), to $24.7 million (or 23.5% of Late Stage net service revenues) for the three months ended March 31, 2008 from approximately $19.9 million (or 22.5% of net service revenues from the corresponding period of 2007). Growth in the Late Stage segment was driven by strong performance in the Latin American and Asia-Pacific regions as the Company increases its net service revenues from global studies with particular emphasis on the Latin American and Asia-Pacific regions.
Other Income (Expense)
Other Income (Expense) was expense of approximately $5.3 million in the first quarter of 2008 compared to expense of approximately $5.9 million in the first quarter of 2007.

The components of Other Income/(Expense) were as follows for the periods presented:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
(in thousands)	2008	2007
Interest expense	$(2,917)	$(4,344)
Interest income	252	310
Foreign currency losses	(2,386)	(1,669)
Other expenses	(222)	(219)

	$(5,273)	$(5,922)

In August 2006, the Company borrowed $200 million under a term loan agreement in connection with the closing and purchase of CRL Clinical Services. In the third quarter of 2007, the Company issued $200.0 million in principal amount of 3.375% Convertible Notes. In conjunction with issuance and sale of the Convertible Notes, the Company made a mandatory prepayment on its term debt and subsequently paid off the balance of the term note in the third quarter of 2007. For a detailed discussion of the financing transaction see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and
Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Interest expense decreased by approximately $1.4 million in the first quarter of 2008 compared to the first quarter of 2007 due to a lower interest rate on the Convertible Notes outstanding in the first quarter of 2008 compared to the interest rate on the term loan outstanding in the first quarter of 2007.
In the first quarter of 2007, the Company entered into an interest rate swap and collar arrangement to fix the rate on a portion of its then outstanding term debt. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations. In the fourth quarter of 2007, the Company terminated the interest rate swap arrangement and paid $881,000 to reflect the amounts due upon termination of the swap. In the first quarter of 2008, the Company terminated the interest rate collar arrangement and paid approximately $1.1 million, of which approximately $382,000 was accrued at December 31, 2007, to reflect the amounts due upon termination of the collar.
Interest income decreased by approximately $58,000 in the first quarter of 2008 due to smaller cash and investment balances in the first quarter of 2008 compared to the corresponding period of 2007 as well as a general decrease in the rate of return on cash investments.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations. In the first quarter of 2008, the Company recorded gains of approximately $2.1 million related to exchange rate fluctuations on these intercompany notes and the related derivative instruments compared to losses of $614,000 related to the intercompany notes and derivative instruments in the first quarter of 2007.

In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate losses of approximately $4.5 million in the first quarter of 2008 compared to losses of $1.2 million in the first quarter of 2007. The increased foreign exchange loss is due to the weakening of the British pound against the Euro and the weakening of the US dollar against both the British pound and the Euro as well as an increase in global contracts in 2008, leading to increased exchange rate exposure. The exchange rate transaction losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location. With the exception of the hedge arrangements on intercompany notes referred to above, the Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.
Income Taxes
The Company reported tax expense at an effective rate of 35.4% in the quarter ended March 31, 2008, compared to tax expense at an effective rate of 36.0% in the quarter ended March 31, 2007.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses.
Net Income
The net income for the quarter ended March 31, 2008 was approximately $5.6 million, or $0.38 per basic and diluted share compared to net income of $4.2 million for the quarter ended March 31, 2007, or $0.29 per basic and $0.28 per diluted share.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $15.1 million for the three months ended March 31, 2008 as a result of cash used in operating activities of $9.4 million and cash used in investing activities of $6.8 million partially offset by cash provided by financing activities of approximately $620,000. The positive effect of foreign exchange rates on cash and cash equivalents was approximately $404,000. At March 31, 2008, cash and cash equivalents were $30.4 million. In addition, the Company has approximately $1.7 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash used by operating activities for the period consisted primarily of an increase in accounts receivable offset partially by an increase in advance billings. The change in net operating assets used approximately $21.1 million in cash during the three months ended March 31, 2008, primarily due to the increase in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $79.7 million at March 31, 2008, and $57.1 million at December 31, 2007.
Investing activities for the three months ended March 31, 2008 consisted primarily of capital expenditures of approximately $5.7 million, mostly related to computer equipment and software purchases, including internally developed software. Additionally, as previously discussed, in the first quarter of 2008 the Company paid approximately $1.1 million to terminate its interest rate collar arrangement.
Financing activities for the three months ended March 31, 2008 consisted primarily of proceeds of approximately $445,000 from the exercise of stock options.
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
As of March 31, 2008, and December 31, 2007, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.
On July 10, 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale by the Company of $175 million in aggregate principal amount of the Company’s Convertible Notes pursuant to the Company’s effective Registration Statement on Form S-3. On July 11, 2007, the Underwriter exercised an over-allotment option and purchased an additional $25 million in aggregate principal amount of Convertible Notes. On July 16, 2007, $200 million in aggregate principal amount of the 5-year Convertible Notes with a maturity date of July 15, 2012 were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note. For a detailed discussion of the specific terms of the above referenced Convertible Note transaction, as well as the related hedges, see Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
As of March 31, 2008, and December 31, 2007, $200.0 million was outstanding under the Convertible Notes and is classified as long-term in the accompanying Condensed Consolidated Balance Sheets.
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the

Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The FASB has proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-a”). In March 2008, the board of the FASB directed the FASB staff to proceed to a draft of a final FSP. As currently drafted, APB 14-a requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from the Convertible Notes in this manner, the Company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company is currently evaluating the potential amount of the additional interest expense. APB 14-a, if approved as proposed, will be effective for financial statements for fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB.
The Company’s primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under the Facility and the Multicurrency Facility, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider the acquisition of businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no such assurances that such financings will be available on terms acceptable to the Company.
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. At March 31, 2008, no amounts were outstanding under either the Facility or the Multicurrency Facility.
In February 2007, the Company entered into an interest rate swap/collar to fix the interest rate on a portion of its debt. The Company fixed the interest rate on the total outstanding balance of the term loan through April 30, 2007 at a fixed rate of 5.079% plus the 2.50% margin. Beginning May 1, 2007, the Company fixed the interest rate on $40.0 million of the outstanding term loan at the rate of 5.079% plus the 2.5% margin with an additional $51.0 million covered under the interest rate collar. The collar provides for interest rate protection at a cap of 6.25% and a floor of 3.21%. These agreements were not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s

Condensed Consolidated Statements of Operations. In December 2007, the Company terminated the interest rate swap arrangement and paid $881,000 to reflect the amounts due upon termination of the swap. In the first quarter of 2008, the Company terminated the interest rate collar arrangement and paid approximately $1.1 million, of which approximately $382,000 was accrued at December 31, 2007, to reflect the amounts due upon termination of the collar. In the first quarter of 2008, the Company recorded approximately $700,000 in losses related to changes in the fair market value of the interest rate collar arrangement.
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
During the first quarter of 2008, the Company recorded total foreign exchange losses of approximately $2.4 million related to the risks described above. As described below, in the first quarter of 2007 the Company entered into foreign currency hedge transactions to hedge exposure related to intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $6.6 million at March 31, 2008 and $3.8 million at December 31, 2007.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S dollar and British Pounds Sterling and U.S dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $58.4 million at March 31, 2008. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $27.3 million at March 31, 2008. The hedge agreements were not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Condensed Consolidated Statements of Operations. In the first quarter of 2008, the Company recorded losses of approximately $1.8 million on the Euro hedge transaction and gains of approximately $2.0 million on the Pound Sterling transaction related to the changes in the fair market value of the hedge. Additionally, the Company recorded foreign exchange gains of approximately $2.0 million on the change in value of the Euro intercompany note and losses of approximately $100,000 on the change in value of the Pound Sterling intercompany note.
New Accounting Pronouncements
For a discussion of New Accounting Pronouncements, see Note 1 to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Cautionary Statement for Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors.
Factors that could cause actual performance to differ materially from these forward-looking statements include those risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which risk factors may be updated from time to time by the Company’s Quarterly Reports on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Part II. Other Information
Item 1. Legal Proceedings
The Company is party to lawsuits and administrative proceedings incidental to the normal course of business. The Company currently is not a party to any pending material proceedings under Item 103 of Regulation S-K, nor, to the Company’s knowledge, is any material litigation currently threatened against the Company.

Item 1A. Risk Factors
There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
None
Item 6. Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status
10.25	Lease Agreement dated February 27, 2008 by and between the Company and Carew Realty, Inc.	A

10.30(f)(1)	Form of Performance Based Stock Option Agreement under the 2007 Stock Incentive Plan	A

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

Filing
Status	Description of Filing Status

A	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: May 12, 2008		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III
Date: May 12, 2008		Karl Brenkert III
Senior Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

10.25	Lease Agreement dated February 27, 2008 by and between the Company and Carew Realty, Inc.

10.30(f)(1)	Form of Performance Based Stock Option Agreement under the 2007 Stock Incentive Plan

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002