Form 10-Q
period 2008-06-30
KENDLE INTERNATIONAL INC
filed 2008-08-11
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,718,192 shares of Common Stock, no par value, as of July 29, 2008.

KENDLE INTERNATIONAL INC.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$23,802	$45,512
Restricted cash	1,466	844
Accounts receivable, net	200,481	135,550
Other current assets	29,480	24,879

Total current assets	255,229	206,785

Property and equipment, net	38,590	32,021
Goodwill	241,996	230,168
Other finite-lived intangible assets, net	21,475	19,464
Other assets	10,919	11,285

Total assets	$568,209	$499,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$271	$199
Current portion of amounts outstanding under credit facilities	11,000	—
Trade payables	25,441	20,993
Advance billings	108,581	78,402
Other accrued liabilities	49,213	47,107

Total current liabilities	194,506	146,701
Obligations under capital leases, less current portion	203	256
Convertible notes	200,000	200,000
Other noncurrent liabilities	13,803	11,243

Total liabilities	$408,512	$358,200

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,731,214 and 14,681,029 shares issued and 14,708,162 and 14,657,977 outstanding at June 30, 2008 and December 31, 2007, respectively	$75	$75
Additional paid in capital	141,780	140,109
Accumulated earnings (deficit)	11,492	(1,967)
Accumulated other comprehensive income:
Foreign currency translation adjustment	6,842	3,798
Less: Cost of common stock held in treasury, 23,052 shares at June 30, 2008 and December 31, 2007, respectively	(492)	(492)

Total shareholders’ equity	159,697	141,523

Total liabilities and shareholders’ equity	$568,209	$499,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net service revenues	$126,989	$97,802	$241,113	$193,241
Reimbursable out-of-pocket revenues	50,403	41,384	95,092	78,498

Total revenues	177,392	139,186	336,205	271,739

Costs and expenses:
Direct costs	63,523	51,544	122,693	100,943
Reimbursable out-of-pocket costs	50,403	41,384	95,092	78,498
Selling, general and administrative expenses	43,736	31,748	81,360	61,741
Depreciation and amortization	3,650	3,631	7,005	7,189

Total costs and expenses	161,312	128,307	306,150	248,371

Income from operations	16,080	10,879	30,055	23,368

Other income (expense):
Interest income	137	457	389	767
Interest expense	(2,278)	(4,328)	(5,195)	(8,672)
Other	(1,571)	(424)	(4,179)	(2,312)

Total other (expense)	(3,712)	(4,295)	(8,985)	(10,217)

Income before income taxes	12,368	6,584	21,070	13,151

Income taxes	4,533	2,252	7,611	4,616

Net income	$7,835	$4,332	$13,459	$8,535

Income per share data:
Basic:
Net income per share	$0.53	$0.30	$0.92	$0.59

Weighted average shares	14,705	14,477	14,698	14,458
Diluted:
Net income per share	$0.52	$0.29	$0.90	$0.57

Weighted average shares	14,981	14,858	14,979	14,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net income	$7,835	$4,332	$13,459	$8,535

Other comprehensive income:

Foreign currency translation adjustment, net of tax	221	(619)	3,044	(601)

Comprehensive income	$8,056	$3,713	$16,503	$7,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
(in thousands)	2008	2007
Net cash (used in) / provided by operating activities	$(3,277)	$24,364

Cash flows from investing activities:
Interest rate collar termination costs	(1,082)	—
Acquisitions of property and equipment	(11,323)	(7,326)
Additions to internally developed software	(657)	(93)
Acquisitions of businesses, net of cash received	(17,521)	2,329
Other	9	5

Net cash used in investing activities	(30,574)	(5,085)

Cash flows from financing activities:
Proceeds / (repayments) under credit facilities	11,000	(16,000)
Net proceeds from book overdraft	176	112
Debt issue costs	—	(710)
Income tax benefit from stock option exercises	107	479
Proceeds from issuance of Common Stock	539	880
Payments on capital lease obligations	(110)	(96)

Net cash provided by / (used in) financing activities	11,712	(15,335)

Effects of exchange rates on cash and cash equivalents	429	285

Net (decrease) / increase in cash and cash equivalents	(21,710)	4,229
Cash and cash equivalents:
Beginning of period	45,512	19,917

End of period	$23,802	$24,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
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
The following table sets forth the computation for basic and diluted EPS (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per share calculation:
Net income	$7,835	$4,332	$13,459	$8,535

Weighted average shares outstanding for basic EPS computation	14,705	14,477	14,698	14,458

Earnings per share — basic	$0.53	$0.30	$0.92	$0.59

Diluted earnings per share calculation:
Net income	$7,835	$4,332	$13,459	$8,535

Weighted average shares outstanding	14,705	14,477	14,698	14,458
Dilutive effect of stock options and restricted stock	276	381	281	397

Weighted average shares outstanding for diluted EPS computation	14,981	14,858	14,979	14,855

Earnings per share — assuming dilution	$0.52	$0.29	$0.90	$0.57

Under Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF 90-19, and because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 4) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted (see Note 4 for full description of Convertible Notes). These conditions have not been met as of the quarter-ended June 30, 2008. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury stock” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

			Total Treasury Stock	Shares Due to the	Incremental Shares Issued
	Convertible	Warrant	Method Incremental	Company under Note	by the Company Upon
Share Price	Notes Shares	Shares	Shares (1)	Hedges	Conversion (2)

$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	191,993	—	191,993	(191,993)	—
$55.00	555,630	—	555,630	(555,630)	—
$60.00	858,660	—	858,660	(858,660)	—
$65.00	1,115,070	245,070	1,360,140	(1,115,070)	245,070
$70.00	1,334,850	526,993	1,861,843	(1,334,850)	526,993

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $58.4 million at June 30, 2008. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $26.9 million at June 30, 2008. The hedge agreements were not designated for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2008, the Company recorded gains of approximately $150,000 and losses of approximately $1.6 million, respectively, on the Euro hedge transaction and losses of approximately $461,000 and gains of approximately $1.5 million, respectively, on the Pound Sterling hedge transaction related to the changes in the fair market value of the hedges. For the three months and six months ended June 30, 2008, the Company recorded foreign exchange losses of approximately $98,000 and gains of approximately $1.9 million, respectively, on the change in value of the Euro intercompany note and gains of approximately $225,000 and $122,000, respectively on the change in value of the Pounds Sterling intercompany note.
Accounting for Uncertainty in Income Taxes
At December 31, 2007, the total amount of unrecognized tax benefits was $5.4 million, of which $5.0 million would impact the effective tax rate, if recognized. During the first six months of 2008, the amount of unrecognized tax benefits increased by $404,000, which includes the interest and penalties amount discussed below, as a result of tax positions taken during the current period. At June 30, 2008, the total amount of unrecognized tax benefits was $5.9 million.
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense on the Company’s Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2008, the Company recognized tax-related interest and penalties of approximately $66,000 and $133,000, respectively, in its Condensed Consolidated Statements of Operations and at June 30, 2008 has a recorded liability of $508,000 for interest and penalties.
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
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years
United States	2002,2004-2007
Germany	2003-2007
United Kingdom	2005-2007
Netherlands	2004-2007
The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R) (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 141(R) and 160 on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the criteria used in determining the useful life of recognized intangible assets. Under FSP FAS 142-3, an entity shall use its own historical experience in determining the useful life of an intangible asset, or in the absence of that experience, shall use assumptions that market participants would use. The entity shall consider the period of expected cash flows, the expected use and its own historical experience in its evaluation. FSP FAS 142-3 must be applied prospectively to the intangible assets acquired in years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently assessing the impact that FSP FAS 142-3 will have on its financial position and results of operations.
In May 2008, the FASB issued FASB FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion”. FSP APB 14-1 specifies that issuers of such securities should separately account for the liability and equity components in a manner that will reflect the Company’s nonconvertible debt borrowing rate. The Company is currently evaluating the impact of this statement on its financial position and results of operations. See Note 4 for further discussion.
In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward the guidance in EITF 01-6 and superseding EITF 01-6. Other issues addressed in EITF 07-5 include addressing situations where the currency of the linked instrument differs from the host instrument and how to account for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the impact, if any, of this statement on its financial position and results of operations.
2. Acquisition:
Acquisition of DecisionLine Clinical Research Corporation and related company:
In June 2008, the Company completed its acquisition of 100% of the outstanding common stock of DecisionLine Clinical Research Corporation (DecisionLine), an Ontario corporation, and its related company. DecisionLine, previously privately owned, is a clinical research organization (CRO) located in Toronto, Ontario specializing in the conduct of early phase studies. The acquisition supports the Company’s overall goal of strategic business expansion and diversification into areas with high growth opportunities such as Phase I studies. DecisionLine was integrated as part of the Company’s Early Stage segment.
The aggregate purchase price was approximately $18,314,000 in cash, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there is an earnout provision, with a maximum additional amount to be paid of $6,500,000 (in Canadian dollars) payable if certain conditions are met, as well as an additional contingent payment of $900,000 (in Canadian dollars) upon receipt of certain tax credits arising from pre-acquisition operations. The amounts payable under the earnout provision are to be determined following an 18 month period which commences on the closing of the transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts.

(in thousands at the prevailing exchange rate at June 2, 2008)
Cash	$1,562
Accounts receivable	5,426
Other current assets	1,894
Property, plant and equipment	2,913
Other long-term assets	1,188
Finite-lived intangible assets	3,934
Goodwill	10,747

Total assets acquired	27,664
Advance billings	(3,503)
Other current liabilities	(3,005)
Other long-term liabilities	(1,566)

Total liabilities assumed	(8,074)

Net assets acquired	$19,590

For the acquisition discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisition of DecisionLine occurred at the beginning of 2007 and 2008:

	Six Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2008	June 30, 2007
Net service revenues	$251,799	$198,998
Income before income taxes	$23,538	$11,306
Net income	$14,872	$7,070
Net income per diluted share	$0.99	$0.48
Weighted average shares	14,979	14,855
Pro forma results for the six months ended June 30, 2008 and 2007 reflect historical restructuring costs of approximately $480,000 ($307,000 net of tax) and $1,447,000 ($926,000 net of tax), respectively.
The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2007 or January 1, 2008, nor is it necessarily indicative of future operating results.
3. Goodwill and Other Intangible Assets:

Goodwill at June 30, 2008 and December 31, 2007 is comprised of:

(in thousands)
Balance at December 31, 2007	$230,168
Additional amounts acquired	10,747
Additional adjustments	81
Foreign currency fluctuations	1,169
Tax benefit to reduce goodwill	(169)

Balance at June 30, 2008	$241,996

In June 2008, the Company acquired approximately $10.7 million of goodwill as a result of its acquisition of DecisionLine, see Note 2. The goodwill and the finite-lived intangible assets acquired in the acquisition are not deductible for income tax purposes.
Amortizable intangible assets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2008	2007
Amortizable intangible assets:
Carrying amount:
Customer relationships	$21,934	$18,000
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	16,913	16,256

Total carrying amount	$47,647	$43,056
Accumulated Amortization:
Customer relationships	$(3,192)	$(1,975)
Completed technology	(994)	(736)
Backlog	(5,073)	(4,625)
Internally developed software (a)	(15,264)	(14,896)

Total accumulated amortization	$(24,523)	$(22,232)

Net amortizable intangible assets	$23,124	$20,824

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
Amortizable intangible assets at June 30, 2008 and December 31, 2007 are comprised of:

				Internally
	Customer	Completed		Developed
(in thousands)	Relationships	Technology	Backlog	Software
Balance at December 31, 2007	$16,025	$1,864	$1,575	$1,360
Additional amounts acquired	3,934	—	—	657
2008 amortization	(1,217)	(258)	(448)	(368)

Balance at June 30, 2008	$18,742	$1,606	$1,127	$1,649

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
Amortization expense relating to these amortizable intangible assets for the next five years is estimated to be as follows:

(in thousands)
Remainder of 2008:	$2,896
2009:	4,709
2010:	3,534
2011:	2,965
2012:	1,928
Thereafter:	7,092

Total	$23,124

4. Debt:
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility is comprised of a $200 million term loan that matures in August 2012 and a revolving loan commitment that expires in August 2011. The balance of the $200 million term loan was repaid in the third quarter of 2007 with proceeds from the convertible debt issuance discussed below. On June 27, 2007 the original revolving loan commitment of $25 million was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement, which permitted the Company to increase the revolving loan commitment. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
As of June 30, 2008, there was approximately $11.0 million outstanding under the revolving loan commitment as the Company used the revolving loan to fund, in part, its June 2008 purchase of DecisionLine. No amounts were outstanding at December 31, 2007.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
On July 10, 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale of $175 million in aggregate principal amount of the Company’s Convertible Notes pursuant to the Company’s effective Registration Statement on Form S-3. On July 11, 2007, the Underwriter exercised an over-allotment option and purchased an additional $25 million in aggregate principal amount of Convertible Notes. On July 16, 2007, $200 million of the 5-year Convertible Notes with a maturity date of July 15, 2012 were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note. For a detailed discussion of the specific terms of the above referenced Convertible Note transaction, as well as the related hedges, see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
As of June 30, 2008, and December 31, 2007, $200.0 million was outstanding under the Convertible Notes and is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets.
Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 1.
The FASB has issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from the Convertible Notes in this manner, the Company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company is currently evaluating the potential amount of the additional interest expense and its impact on net income and earnings per share. APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented for which the Convertible Notes were outstanding.

The Company’s primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions and facility-related expenses.
5. Stock Based Compensation:
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the “1997 Plan”) that, as amended, provided for the issuance of up to 3,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. The 1997 Plan expired on August 14, 2007. See below for a discussion of the successor plan. Participation in the 1997 Plan was at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 Plan could be granted after its termination date in August 2007.
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
Additionally, in the first six months of 2008, the Company issued 4,750 shares of non-vested stock (referred to as “Restricted Stock Units” or RSUs) that vest in their entirety after 18 months. Of this award 2,400 RSUs were issued to retirement eligible associates so the entire expense related to the 2,400 shares was recorded in the first quarter of 2008. The expense for the remaining 2,350 RSUs will be recorded on a straight-line basis over the 18 month vesting period.
Also, in the first six months of 2008, the Company issued 15,250 shares of performance-based non-vested shares (RSUs). The vesting of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2008, and a service condition, as 33% vest on March 15th 2009, 33% vest on January 1, 2010, and 33% vest on January 1, 2011. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 15,250 shares issued, 8,550 were issued in the first quarter of 2008 to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2008, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2008, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2008 and would expect to record the second half of the expense in the third quarter of 2008. Expense for non retirement-eligible associates will be recorded over the vesting period (33 months).
The following is a summary of stock based compensation expense recorded by the Company for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
Compensation Expense (in thousands)	2008	2007	2008	2007
Stock options	$510	$470	$606	$628
Non-vested stock	31	5	407	18

Total stock based compensation	$541	$475	$1,013	$646

As of June 30, 2008, there was approximately $1.5 million of total unrecognized compensation cost, $1.0 million relating to options and $500,000 relating to non-vested stock. The cost is expected to be recognized over a weighted-average period of 2.5 years for options and 1.4 years for non-vested stock.
Stock Options:
The following table summarizes information regarding stock option activity in the first six months of 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at 12/31/07	543,007	$13.33
Granted	55,000	39.81
Canceled	(5,670)	10.86
Exercised	(49,635)	10.99

Options outstanding at 06/30/08	542,702	16.28	5.63	$10,883
Exercisable at 6/30/08	433,512	14.84	5.16	$9,332
Substantially all of the outstanding options are expected to vest.
The per-share weighted-average fair value of options and awards granted is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Stock options	$18.17	$12.79	$18.40	$12.79
Non-vested stock	$37.54	N/A	$42.71	N/A
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected volatility	52.8%	41.9%	51.8%	41.9%
Risk-free interest rate	3.5%	4.7%	3.6%	4.7%
Expected term	4.8	4.5	4.9	4.5
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
The total intrinsic value of stock options exercised was approximately $1.5 million and $1.8 million in the three and six months ended June 30, 2008, respectively, compared to approximately $900,000 and $1.9 million in the three and six months ended June 30, 2007, respectively.
Non-Vested Stock:
A summary of non-vested stock activity during the first six months of 2008 is as follows:

Non-Vested Stock

Shares
Outstanding at 12/31/07	125
Granted	21,850
Vested	(125)
Canceled	—

Outstanding at 06/30/08	21,850

The weighted-average fair value of non-vested stock vested was $24.47 per share during the first six months of 2008.
6. Fair Value:
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final FSP to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until its fiscal year beginning January 1, 2009. The Company is in the process of evaluating the impact of applying FAS 157 to nonfinancial assets and liabilities measured on a nonrecurring basis. The FASB also amended SFAS 157 to exclude SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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
(2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at June 30, 2008:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Foreign Currency Hedges	$(1,690)	$—	$(1,690)	$—
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
Segment information for the three and six months ended June 30, 2008 and 2007 is as follows:

	Early	Late	Support
(in thousands)	Stage(b)	Stage	& Other		Total
Three months ended June 30, 2008
Net service revenues	$8,636	$116,135	$2,218		$126,989
Reimbursable out-of-pocket revenues	$—	$50,403	$—		$50,403

Total revenues	$8,636	$166,538	$2,218		$177,392
Operating income (loss)	$2,151	$28,624	$(14,695)		$16,080
Total assets	$62,855	$451,136	$54,218	(a)	$568,209

Three months ended June 30, 2007
Net service revenues	$5,563	$89,947	$2,292		$97,802
Reimbursable out-of-pocket revenues	$—	$41,384	$—		$41,384

Total revenues	$5,563	$131,331	$2,292		$139,186
Operating income (loss)	$960	$19,156	$(9,237)		$10,879
Total assets	$31,000	$399,277	$56,239	(a)	$486,516

(a)	Primarily comprised of cash and tax-related assets.

(b)	The Early Stage segment results for the three months ended June 30, 2008 includes the June 2008 results from the acquisition of DecisionLine.

	Early	Late	Support
(in thousands)	Stage(b)	Stage	& Other		Total
Six months ended June 30, 2008
Net service revenues	$14,274	$220,915	$5,924		$241,113
Reimbursable out-of-pocket revenues	$—	$95,092	$—		$95,092

Total revenues	$14,274	$316,007	$5,924		$336,205
Operating income (loss)	$2,537	$53,289	$(25,771)		$30,055
Total assets	$62,855	$451,136	$54,218	(a)	$568,209

Six months ended June 30, 2007
Net service revenues	$10,973	$178,388	$3,880		$193,241
Reimbursable out-of-pocket revenues	$—	$78,498	$—		$78,498

Total revenues	$10,973	$256,886	$3,880		$271,739
Operating income (loss)	$1,350	$39,336	$(17,318)		$23,368
Total assets	$31,000	$399,277	$56,239	(a)	$486,516

(a)	Primarily comprised of cash and tax-related assets.

(b)	The Early Stage segment results for the six months ended June 30, 2008 includes the June 2008 results from the acquisition of DecisionLine.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
Company Overview
Kendle International Inc. (the Company or Kendle) is a global clinical research organization (CRO) that delivers integrated clinical development services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services, among other things, on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. The Company operates its business in two reportable operating segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of clinical development services related to Phase II through IV clinical trials, regulatory affairs and biometrics offerings. The Company aggregates its clinical development operating unit, regulatory affairs operating unit, and biometrics operating unit into the Late Stage segment under the aggregation criteria in Statement of Financial Accounting Standards (SFAS) No. 131. The aggregation criteria met include a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. In addition to the above reportable segments, the Company reports support functions primarily composed of Human Resources, Information Technology, Sales and Marketing and Finance under the Support and Other category for purposes of segment reporting. A portion of the costs incurred from the support units are allocated to the Early and Late Stage reportable operating segments.
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
Acquisitions
In June 2008, the Company completed its acquisition of 100% of the outstanding common stock of DecisionLine Clinical Research Corporation (DecisionLine) , an Ontario corporation, and its related company. DecisionLine, previously privately owned, is a CRO located in Toronto, Ontario specializing in the conduct of early phase studies. The acquisition supports the

Company’s overall goal of strategic business expansion and diversification into areas with high growth opportunities such as Phase I studies. DecisionLine was integrated as part of the Company’s Early Stage segment.
The aggregate purchase price was approximately $18,314,000 in cash, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there is an earnout provision, with a maximum additional amount to be paid of $6,500,000 (in Canadian dollars) payable if certain conditions are met, as well as an additional contingent payment of $900,000 (in Canadian dollars) upon receipt of certain tax credits arising from pre-acquisition operations. The amounts payable under the earnout provision are to be determined following an 18 month period which commences on the closing of the transaction.
New Business Authorizations and Backlog
New business authorizations, which are sales of our services, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business authorizations for the three months ended June 30, 2008 and 2007 were approximately $204 million and $165 million, respectively.
Backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to larger contracts covering global services. As the Company increasingly competes for and enters into large contracts that are more global in nature, the Company expects the average duration of the contracts in backlog to increase. Backlog at June 30, 2008 was approximately $979 million compared to $869 million at December 31, 2007. The net book-to-bill (new business authorizations divided by net service revenues) ratio was 1.4 to 1 for the three months ended June 30, 2008 and 1.6 to 1 for the three months ended June 30, 2007.
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
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Information to be discussed regarding segments is outlined in the below table:

	Early	Late	Support &
(in thousands)	Stage(b)	Stage	Other	Total
Three months ended June 30, 2008

Net service revenues	$8,636	$116,135	$2,218	$126,989
Income from operations	$2,151	$28,624	$(14,695)	$16,080
Operating Margin % (a)	24.9%	24.6%	—	12.7%

Three months ended June 30, 2007

Net service revenues	$5,563	$89,947	$2,292	$97,802
Income from operations	$960	$19,156	$(9,237)	$10,879
Operating Margin % (a)	17.3%	21.3%	—	11.1%

(a)	Expressed as a percentage of net service revenues.

(b)	The Early Stage segment results for the three months ended June 30, 2008 includes the June 2008 results from the acquisition of DecisionLine.
Net Service Revenues
Net service revenues increased approximately $29.2 million or 30%, to $127.0 million in the second quarter of 2008 from $97.8 million in the second quarter of 2007. The 30% increase includes a 7% increase due to the impact of foreign currency exchange rate fluctuations. Additionally, 2% of the increase is attributable to the Company’s June 2008 acquisition of DecisionLine.
Net service revenues from the Early Stage segment increased by approximately 55%, or $3 million, from $5.6 million in the second quarter of 2007 to $8.6 million in the second quarter of 2008. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia increased by approximately $1.2 million from $1.4 million in the second quarter of 2007 to $2.6 million in the second quarter of 2008. Net service revenues in the Phase I unit in the Netherlands decreased by approximately $200,000 from $4.2 million in the second quarter of 2007 to $4.0 million in the second quarter of 2008. Additionally, net service revenues from DecisionLine accounted for approximately $2.0 million in the second quarter of 2008.
Net service revenues in the Late Stage segment increased by approximately 29% to $116.1 million in the three months ended June 30, 2008 from $89.9 million in the three months ended June 30, 2007. The increase in net service revenues in the Late Stage segment was driven primarily by the Company’s increased work on larger, more global studies across all geographic regions in the three months ended June 30, 2008 compared to the corresponding period of 2007. Additionally, as customers continue to look toward Latin America, Asia-Pacific and other emerging regions as areas to conduct clinical trials, the Company’s net service revenues in these geographic regions will continue to increase. Net service revenues in the Latin American and Asia-Pacific regions of the Late Stage segment experienced large growth on a percentage basis. Net service revenues in the Latin American and Asia-Pacific regions increased by approximately 108% and 33%, respectively, in the second quarter of 2008 compared to the same period of the prior year. Although the Company continues to expect strong demand for clinical trial services in Latin America and Asia-Pacific to continue in the future, the Company does not expect the rate of net service revenue increase to continue at the levels experienced in the three months ended June 30, 2008.
Approximately 55% of the Company’s net service revenues were derived from operations outside of North America in the second quarter of 2008 compared to 51% in the second quarter of 2007. The top five customers based on net service revenues contributed approximately 28% of net service revenues during both the second quarter of 2008 and the second quarter of 2007. No customer accounted for more than 10% of total second quarter 2008 net service revenues. Net service revenues from Pfizer Inc. accounted for approximately 10% of total second quarter 2007 net service revenues. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in the second quarter of 2007.
Reimbursable Out-of-Pocket Revenues/Expenses
Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses increased approximately 22% to $50.4 million in the second quarter of 2008 from $41.4 million in the corresponding period of 2007. The change is due primarily to an increase in the number of studies in which the Company is providing investigator services as well as to an increase in the size of those studies.
Operating Expenses
Direct costs increased approximately $12.0 million, or 23%, to $63.5 million in the second quarter of 2008 from $51.5 million in the second quarter of 2007. The increase in direct costs relates directly to the increase in net service revenues in the second quarter of 2008, primarily the result of increased hiring of billable employees and the related costs to support the growth in contract services. Direct costs expressed as a percentage of net service revenues were approximately 50.0% of net service revenues for the second quarter of 2008 compared to 52.7% for the same period in 2007. The decrease in direct costs as a percentage of net service revenues reflects the increased work being conducted in lower cost geographic areas such as Latin America, Asia/Pacific and Eastern Europe in the second quarter of 2008 compared to the second quarter of 2007.
Selling, general and administrative expenses increased $12.0 million, or 38%, from $31.7 million in the second quarter of 2007 to $43.7 million in the same quarter of 2008. The increase is primarily due to increases in employee-related costs, which includes increases in discretionary incentive-based compensation expense. Non-billable headcount increased in support of the Company’s efforts to strengthen its infrastructure to support the growth in net service revenues. The increase in employee-related costs is also comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs.

Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.4% for the three months ended June 30, 2008 compared to 32.5% for the corresponding 2007 period. The increase in selling, general and administrative expenses as a percentage of net service revenues is due, in part, to the items and related costs discussed in the preceding paragraph.
Depreciation and amortization expense increased by approximately $19,000 in the second quarter of 2008 compared to the second quarter of 2007. The increase is primarily due to increased amortization expense of approximately $130,000 related to amortization of a customer relationship asset acquired in the June 2008 acquisition of DecisionLine offset partially by a drop in amortization expense on intangible assets acquired in the 2006 acquisition of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc.. Finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition. In addition, depreciation expense increased due to depreciation on asset purchases in the twelve month period between the second quarter of 2007 and the second quarter of 2008.
Income from operations increased to $16.1 million or 12.7% of net service revenues for the three months ended June 30, 2008 from $10.9 million or 11.1% of net service revenues for the corresponding 2007 period. Income from operations from Kendle’s Early Stage segment increased approximately $1.2 million to $2.2 million or 24.9% of Early Stage net service revenues for the three months ended June 30, 2008, from approximately $960,000 or 17.3% of Early Stage net service revenues for the corresponding period of 2007. The increase in operating margin was primarily due to increased revenues at the Company’s Phase I facility in Morgantown, WV leading to increased operating margin due to leveraging of the fixed costs at the facility. In addition, income from operations from DecisionLine was approximately $368,000 in the second quarter of 2008.
Income from operations from the Company’s Late Stage segment increased $9.4 million, (or 49%), to $28.6 million (or 24.6% of Late Stage net service revenues) for the three months ended June 30, 2008 from approximately $19.2 million (or 21.3% of net service revenues from the corresponding period of 2007). Growth in the Late Stage segment was driven by strong performance in the Latin American and Asia-Pacific regions as the Company increases its net service revenues from global studies with particular emphasis on the Latin American and Asia-Pacific regions.
Other Income (Expense)
Other Income (Expense) was expense of approximately $3.7 million in the second quarter of 2008 compared to expense of approximately $4.3 million in the second quarter of 2007.
The components of Other Income/(Expense) were as follows for the periods presented:

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2008	2007
Interest expense	$(2,278)	$(4,328)
Interest income	137	457
Foreign currency losses	(1,283)	(641)
Other expenses	(288)	217

	$(3,712)	$(4,295)

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
Interest expense decreased by approximately $2.0 million in the second quarter of 2008 compared to the second quarter of 2007 due to a lower interest rate on the Convertible Notes outstanding in the second quarter of 2008 compared to the interest rate on the term loan outstanding in the second quarter of 2007. See Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of a recently issued accounting pronouncement on these Convertible Notes.
Interest income decreased by approximately $320,000 in the second quarter of 2008 due to smaller cash and investment balances in the second quarter of 2008 compared to the corresponding period of 2007 as well as a general decrease in the rate of return on cash investments.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations. In the second quarter of 2008, the Company recorded losses of approximately $184,000 related to exchange rate fluctuations on these intercompany notes and the related derivative instruments compared to gains of $445,000 related to the intercompany notes and derivative instruments in the second quarter of 2007.
In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate losses of approximately $1.1 million in both the second quarter of 2008 and the corresponding period of 2007. The foreign exchange loss is due to the weakening of the British pound against the Euro and the weakening of the US dollar against both the British pound and the Euro as well as an increase in global contracts in 2008, leading to increased exchange rate exposure. The exchange rate transaction losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location. With the exception of the hedge arrangements on intercompany notes referred to above, the Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.
Income Taxes
The Company reported tax expense at an effective rate of 36.7% in the quarter ended June 30, 2008, compared to tax expense at an effective rate of 34.2% in the quarter ended June 30, 2007.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses.
Net Income
The net income for the quarter ended June 30, 2008 was approximately $7.8 million, or $0.53 per basic and $0.52 per diluted share compared to net income of $4.3 million for the quarter ended June 30, 2007, or $0.30 per basic and $0.29 per diluted share.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Information to be discussed regarding segments is outlined in the below table:

	Early	Late	Support &
(in thousands)	Stage(b)	Stage	Other	Total
Six months ended June 30, 2008

Net service revenues	$14,274	$220,915	$5,924	$241,113
Income from operations	$2,537	$53,289	$(25,771)	$30,055
Operating Margin % (a)	17.8%	24.1%	—	12.5%

Six months ended June 30, 2007

Net service revenues	$10,973	$178,388	$3,880	$193,241
Income from operations	$1,350	$39,336	$(17,318)	$23,368
Operating Margin % (a)	12.3%	22.1%	—	12.1%

(a)	Expressed as a percentage of net service revenues.

(b)	The Early Stage segment results for the six months ended June 30, 2008 includes the June 2008 results from the acquisition of DecisionLine.

Net Service Revenues
Net service revenues increased approximately $47.9 million or 25%, to $241.1 million in the first six months of 2008 from $193.2 million in the first six months of 2007. The 25% increase includes a 7% increase due to the impact of foreign currency exchange rate fluctuations. Additionally, 1% of the increase is attributable to the Company’s June 2008 acquisition of DecisionLine.
Net service revenues from the Early Stage segment increased by approximately 30% from $11.0 million in the first six months of 2007 to $14.3 million in the corresponding period of 2008. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia increased by approximately $1.2 million from $3.0 million in the first six months of 2007 to $4.2 million in the first six months of 2008. Net service revenues in the Phase I unit in the Netherlands increased by approximately $100,000 from $4.0 million in the first six months of 2007 to $4.1 million in the first six months of 2008. Additionally, net service revenues from DecisionLine were approximately $2.0 million in the first six months of 2008.
Net service revenues in the Late Stage segment increased by approximately 24% to $220.9 million in the six months ended June 30, 2008 from $178.4 million in the six months ended June 30, 2007. The increase in net service revenues in the Late Stage segment was driven primarily by the Company’s increased work on large, global studies. As customers continue to look toward Latin America, Asia-Pacific and other emerging regions as areas to conduct clinical trials, the Company’s net service revenues in these geographic regions will continue to increase. Net service revenues in the Latin American and Asia-Pacific regions of the Late Stage segment increased by approximately 101% and 52%, respectively, in the first six months 2008 compared to the same period of the prior year. Although the Company continues to expect strong demand for clinical trial services in Latin America and Asia-Pacific to continue in the future, the Company does not expect the rate of net service revenue increase to continue at the levels experienced in the six months ended June 30, 2008.
Approximately 54% of the Company’s net service revenues were derived from operations outside of North America in the first six months of 2008 compared to 50% in the first six months of 2007. The top five customers based on net service revenues contributed approximately 29% of net service revenues during the first six months of 2008 compared to approximately 26% of net service revenues during the first six months of 2007. No customer accounted for more than 10% of total net service revenues for the first six months of 2008. Net service revenues from Pfizer Inc. accounted for approximately 10% of total net service revenues in the first six months of 2007. The Company’s net service revenues from Pfizer Inc. are derived from numerous projects that vary in size, duration and therapeutic indication. No other customer accounted for more than 10% of the net service revenues in the first six months of 2007.
Reimbursable Out-of-Pocket Revenues/Expenses
Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses increased approximately 21% to $95.1 million in the first six months of 2008 from $78.5 million in the corresponding period of 2007. The change is due primarily to an increase in the number of studies in which the Company is providing investigator services as well as to an increase in the size of those studies.

Operating Expenses
Direct costs increased approximately $21.8 million, or 22%, to $122.7 million in the first six months of 2008 from $100.9 million in the first six months of 2007. The increase in direct costs relates directly to the increase in net service revenues in the first six months of 2008, primarily the result of increased hiring of billable employees and the related costs to support the growth in contract services. Direct costs expressed as a percentage of net service revenues were approximately 51.0% of net service revenues for the first six months of 2008 compared to 52.2% for the same period in 2007. The decrease in direct costs as a percentage of net service revenues reflects the increased work being conducted in lower cost geographic areas like Latin America, Asia/Pacific and Eastern Europe in the first six months of 2008 compared to the same period of 2007.
Selling, general and administrative expenses increased $19.7 million, or 32%, from $61.7 million in the first six months of 2007 to $81.4 million in the same quarter of 2008. The increase is primarily due to increases in employee-related costs, which includes increases in discretionary incentive-based compensation expense. Non-billable headcount increased in support of the Company’s efforts to strengthen its infrastructure to support the growth in net service revenue. The increase in employee-related costs is also comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Additionally, in 2008 the Company incurred costs totaling approximately $1.2 million relating to a global leadership meeting for Kendle personnel, stock-based compensation relating to the issuance of various equity-related awards to certain retirement-eligible Kendle associates and an increase in the bad debt reserve related to potential collection issues with a specific customer.
Selling, general and administrative expenses expressed as a percentage of net service revenues were 33.7% for the six months ended June 30, 2008 compared to 32.0% for the corresponding 2007 period. The increase in selling, general and administrative expenses as a percentage of net service revenue is due, in part, to the items and related costs discussed in the preceding paragraph.
Depreciation and amortization expense decreased by approximately $184,000 in the first six months of 2008 compared to the corresponding period of 2007. The decrease is primarily due to declining amortization of approximately $481,000 related to amortization of finite-lived intangibles acquired in the CRL Clinical Services acquisition completed in the third quarter of 2006. The decline in amortization of the intangibles acquired in the CRL Clinical Services acquisition was partially offset by amortization of approximately $130,000 related to a customer relationship asset acquired in the June 2008 acquisition of DecisionLine. The finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition.
Income from operations increased to $30.1 million or 12.5% of net service revenues for the six months ended June 30, 2008 from $23.4 million or 12.1% of net service revenues for the corresponding 2007 period. Income from operations from Kendle’s Early Stage segment increased approximately $1.2 million, or 88%, to $2.5 million or 17.8% of Early Stage net service revenues for the six months ended June 30, 2008, from approximately $1.3 million or 12.3% of Early Stage net service revenues for the corresponding period of 2007. The majority of the increase in operating margin was driven by increased operating margin at the Company’s Phase I facility in Morgantown, West Virginia. The increase in operating margin at the Morgantown facility was due to increased revenue to absorb fixed costs.

Income from operations from the Company’s Late Stage segment increased $14.0 million, (or 35%), to $53.3 million (or 24.1% of Late Stage net service revenues) for the six months ended June 30, 2008 from approximately $39.3 million (or 22.1% of net service revenues from the corresponding period of 2007). Growth in the Late Stage segment was driven by strong performance in the Latin American, Eastern European and Asia-Pacific regions as the Company has increased its net service revenues from global studies with particular emphasis on the Latin American and Asia-Pacific regions.
Other Income (Expense)
Other Income (Expense) was expense of approximately $9.0 million in the first six months of 2008 compared to expense of approximately $10.2 million in the first six months of 2007.
The components of Other Income/(Expense) were as follows for the periods presented:

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007
Interest expense	$(5,195)	$(8,672)
Interest income	389	767
Foreign currency losses	(3,668)	(2,310)
Other expenses	(511)	(2)

	$(8,985)	$(10,217)

Interest expense decreased by approximately $3.5 million in the first six months of 2008 compared to the first six months of 2007 due to a lower interest rate on the Convertible Notes outstanding in the first six months of 2008 compared to the interest rate on the term loan outstanding in the first six months quarter of 2007. See Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of a recently issued accounting pronouncement on these Convertible Notes.
Interest income decreased by approximately $378,000 in the first six months of 2008 due to smaller cash and investment balances in the first six months of 2008 compared to the corresponding period of 2007 as well as a general decrease in the rate of return on cash investments.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations. In the first six months of 2008, the Company recorded gains of approximately $2.0 million related to exchange rate fluctuations on these intercompany notes and the related derivative instruments compared to gains of approximately $25,000 related to the intercompany notes and derivative instruments in the first six months of 2007.
In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate losses of approximately $5.7 million in the first six months of 2008 compared to losses of $2.3 million in the first six months of 2007. The foreign exchange loss is due to the weakening of the British pound against the Euro and the weakening of the US dollar against both the British pound and the Euro as well as an increase in global contracts in 2008, leading to increased exchange rate exposure. The exchange rate transaction losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location. With the exception of the hedge arrangements on intercompany notes referred to above, the Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.
Income Taxes
The Company reported tax expense at an effective rate of 36.1% in the six months ended June 30, 2008, compared to tax expense at an effective rate of 35.1% in the six months ended June 30, 2007.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses.
Net Income
The net income for the six months ended June 30, 2008 was approximately $13.5 million, or $0.92 per basic and $0.90 per diluted share compared to net income of $8.5 million for the six months ended June 30, 2007, or $0.59 per basic and $0.57 per diluted share.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $21.7 million for the six months ended June 30, 2008 as a result of cash used in operating activities of $3.3 million and cash used in investing activities of $30.6 million partially offset by cash provided by financing activities of approximately $11.7 million. The positive effect of foreign exchange rates on cash and cash equivalents was approximately $429,000. At June 30, 2008, cash and cash equivalents were $23.8 million. In addition, the Company has approximately $1.5 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash used by operating activities for the period consisted primarily of an increase in accounts receivable offset partially by an increase in advance billings. The change in net operating assets used approximately $27.7 million in cash during the six months ended June 30, 2008, primarily due to the increase in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $91.9 million at June 30, 2008, and $57.1 million at December 31, 2007.

Investing activities for the six months ended June 30, 2008 consisted primarily of cash of approximately $17.5 million (net of cash acquired) used in the purchase of DecisionLine and capital expenditures of approximately $12.0 million, most of which related to computer equipment and software purchases, including internally developed software. Additionally, in the first quarter of 2008 the Company paid approximately $1.1 million to terminate its interest rate collar arrangement.
Financing activities for the six months ended June 30, 2008 consisted primarily of borrowings under the Company’s revolving credit facility of approximately $11.0 million used in part to finance the acquisition of DecisionLine and proceeds of approximately $539,000 from the exercise of stock options.
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility is comprised of a $200 million term loan that matures in August 2012 and a revolving loan commitment that expires in August 2011. The balance of the $200 million term loan was repaid in the third quarter of 2007 with proceeds from the convertible debt issuance discussed below. On June 27, 2007 the original revolving loan commitment of $25 million was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement, which permitted the Company to increase the revolving loan commitment. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
As of June 30, 2008, there was approximately $11.0 million outstanding under the revolving loan commitment as the Company used the revolving loan to fund, in part, its June 2008 purchase of DecisionLine. No amounts were outstanding at December 31, 2007.
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
As of June 30, 2008, and December 31, 2007, $200.0 million was outstanding under the Convertible Notes and is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets.
Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning

of Indexed to a Company’s Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The FASB has issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from the Convertible Notes in this manner, the Company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company is currently evaluating the potential amount of the additional interest expense and its impact on net income and earnings per share . APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented for which the Convertible Notes were outstanding.
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
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. At June 30, 2008, $11.0 million was outstanding under the Facility. No amounts were outstanding under the Multicurrency Facility.
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
During the first six months of 2008, the Company recorded total foreign exchange losses of approximately $3.7 million related to the risks described above. As described below, in the first quarter of 2007 the Company entered into foreign currency hedge transactions to hedge exposure related to intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany.
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

income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $6.8 million at June 30, 2008 and $3.8 million at December 31, 2007.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S dollar and British Pounds Sterling and U.S dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $58.4 million at June 30, 2008. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $26.9 million at June 30, 2008. The hedge agreements were not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2008, the Company recorded gains of approximately $150,000 and losses of approximately $1.6 million, respectively, on the Euro hedge transaction and losses of approximately $461,000 and gains of approximately $1.5 million, respectively, on the Pound Sterling hedge transaction related to the changes in the fair market value of the hedges. For the three months and six months ended June 30, 2008, the Company recorded foreign exchange losses of approximately $98,000 and gains of approximately $1.9 million, respectively, on the change in value of the Euro intercompany note and gains of approximately $225,000 and $122,000, respectively on the change in value of the Pounds Sterling intercompany note.
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
Changes in Internal Control
In the second quarter of 2008, the Company implemented its existing accounting system at one of the Company’s North American subsidiaries that was acquired as part of the acquisition of CRL Clinical Services. Previously, this subsidiary had been using the accounting system that was used prior to acquisition.
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
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of the Company was held May 15, 2008.
At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Christopher C. Bergen, Robert R. Buck, G. Steven Geis, Donald C. Harrison, Timothy E. Johnson and Frederick A. Russ. Shares were voted as follows:

	Number of Votes
Name of Nominee	Votes For	Votes Withheld
Candace Kendle	12,514,592	1,119,736
Christopher C. Bergen	13,155,815	478,513
Robert R. Buck	13,495,139	139,189
G. Steven Geis	13,521,085	113,243
Donald C. Harrison	13,523,004	111,324
Timothy E. Johnson	13,520,585	113,743
Frederick A. Russ	13,521,085	113,243
In addition, the Shareholders voted on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the calendar year 2008. The Shareholders ratified this appointment. Voting results on this ratification were as follows: 13,250,482 shares were voted FOR ratification, 380,853 shares voted AGAINST, and 2,993 shares voted to ABSTAIN.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status
10.1	Fourth Amended and Restated Credit Agreement dated as of June 20, 2008 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	A

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

Filing
Status	Description of Filing Status

A	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: August 11, 2008		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III
Date: August 11, 2008		Karl Brenkert III
Senior Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

10.1	Fourth Amended and Restated Credit Agreement dated as of June 20, 2008 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002