Form 10-Q
period 2008-09-30
KENDLE INTERNATIONAL INC
filed 2008-11-10
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,838,466 shares of Common Stock, no par value, as of October 31, 2008.

KENDLE INTERNATIONAL INC.
Index

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations — Three Months Ended September 30, 2008 and 2007; Nine Months Ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Comprehensive Income - Three Months Ended September 30, 2008 and 2007; Nine Months Ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	37

Item 4. Controls and Procedures	37

Part II. Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

Exhibit Index	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$17,569	$45,512
Restricted cash	850	844
Accounts receivable, net	190,263	135,550
Other current assets	32,389	24,879

Total current assets	241,071	206,785

Property and equipment, net	41,218	32,021
Goodwill	238,189	230,168
Other finite-lived intangible assets, net	20,917	19,464
Other assets	16,082	11,285

Total assets	$557,477	$499,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$249	$199
Current portion of amounts outstanding under credit facilities	2,000	—
Trade payables	23,048	20,993
Advance billings	98,354	78,402
Other accrued liabilities	49,370	47,107

Total current liabilities	173,021	146,701
Obligations under capital leases, less current portion	143	256
Convertible notes	200,000	200,000
Other noncurrent liabilities	10,712	11,243

Total liabilities	$383,876	$358,200

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; no shares issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,855,574 and 14,681,029 shares issued and 14,832,522 and 14,657,977 outstanding at September 30, 2008 and December 31, 2007, respectively	$75	$75
Additional paid in capital	143,718	140,109
Accumulated earnings (deficit)	22,468	(1,967)
Accumulated other comprehensive income:
Foreign currency translation adjustment	7,832	3,798
Less: Cost of common stock held in treasury, 23,052 shares at September 30, 2008 and December 31, 2007, respectively	(492)	(492)

Total shareholders’ equity	173,601	141,523

Total liabilities and shareholders’ equity	$557,477	$499,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net service revenues	$124,828	$100,070	$365,941	$293,311
Reimbursable out-of-pocket revenues	56,254	42,366	151,346	120,864

Total revenues	181,082	142,436	517,287	414,175

Costs and expenses:
Direct costs	64,070	49,119	186,763	150,062
Reimbursable out-of-pocket costs	56,254	42,366	151,346	120,864
Selling, general and administrative expenses	40,649	32,830	122,009	94,571
Depreciation and amortization	4,240	3,876	11,245	11,065

Total costs and expenses	165,213	128,191	471,363	376,562

Income from operations	15,869	14,245	45,924	37,613

Other income (expense):
Interest income	94	341	483	1,108
Interest expense	(2,237)	(3,316)	(7,432)	(11,988)
Write-off of deferred financing costs	—	(4,152)	—	(4,152)
Other	3,364	(2,076)	(815)	(4,388)

Total other income (expense)	1,221	(9,203)	(7,764)	(19,420)

Income before income taxes	17,090	5,042	38,160	18,193

Income taxes	6,114	1,256	13,725	5,872

Net income	$10,976	$3,786	$24,435	$12,321

Income per share data:
Basic:
Net income per share	$0.74	$0.26	$1.66	$0.85

Weighted average shares	14,769	14,534	14,721	14,483

Diluted:
Net income per share	$0.73	$0.25	$1.63	$0.83

Weighted average shares	15,018	14,895	14,982	14,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net income	$10,976	$3,786	$24,435	$12,321
Other comprehensive income:
Foreign currency translation adjustment, net of tax	990	134	4,034	(467)

Comprehensive income	$11,966	$3,920	$28,469	$11,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$3,449	$38,113

Cash flows from investing activities:
Interest rate collar termination costs	(1,082)	—
Acquisitions of property and equipment	(17,176)	(10,522)
Additions to internally developed software	(891)	(250)
Acquisitions of businesses, net of cash received	(18,107)	2,154
Other	20	136

Net cash used in investing activities	(37,236)	(8,482)

Cash flows from financing activities:
Proceeds from credit facilities	37,500	—
Repayments under credit facilities	(35,500)	(199,500)
Issuance of convertible notes	—	200,000
Net proceeds from book overdraft	2,881	143
Proceeds from issuance of warrants	—	24,740
Purchase of note hedges	—	(42,880)
Debt issue costs	—	(6,939)
Income tax benefit from stock option exercises	175	811
Proceeds from issuance of Common Stock	2,195	1,735
Payments on capital lease obligations	(180)	(146)

Net cash provided by / (used in) financing activities	7,071	(22,036)

Effects of exchange rates on cash and cash equivalents	(1,227)	395

Net (decrease) / increase in cash and cash equivalents	(27,943)	7,990
Cash and cash equivalents:
Beginning of period	45,512	19,917

End of period	$17,569	$27,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission (SEC).
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
The following table sets forth the computation for basic and diluted EPS (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share calculation:
Net income	$10,976	$3,786	$24,435	$12,321

Weighted average shares outstanding for basic EPS computation	14,769	14,534	14,721	14,483

Earnings per share — basic	$0.74	$0.26	$1.66	$0.85

Diluted earnings per share calculation:
Net income	$10,976	$3,786	$24,435	$12,321

Weighted average shares outstanding	14,769	14,534	14,721	14,483
Dilutive effect of stock options and restricted stock	249	361	261	381

Weighted average shares outstanding for diluted EPS computation	15,018	14,895	14,982	14,864

Earnings per share — assuming dilution	$0.73	$0.25	$1.63	$0.83

Under Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF 90-19, and because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 4) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted (see Note 4 for full description of Convertible Notes). These conditions have not been met as of the quarter-ended September 30, 2008. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury stock” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

			Total Treasury Stock	Shares Due to the	Incremental Shares Issued
	Convertible Notes	Warrant	Method Incremental	Company under Note	by the Company Upon
Share Price	Shares	Shares	Shares (1)	Hedges	Conversion (2)
$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	191,993	—	191,993	(191,993)	—
$55.00	555,630	—	555,630	(555,630)	—
$60.00	858,660	—	858,660	(858,660)	—
$65.00	1,115,070	245,070	1,360,140	(1,115,070)	245,070
$70.00	1,334,850	526,993	1,861,843	(1,334,850)	526,993

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $51.7 million at September 30, 2008. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $23.5 million at September 30, 2008. The hedge agreements were not designated for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133 and all changes in the fair market value of the hedge will be recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Operations. For the three months and nine months ended September 30, 2008, the Company recorded gains of approximately $2.5 million and $0.9 million, respectively, on the Euro hedge transaction and gains of approximately $5.0 million and $6.5 million, respectively, on the Pound Sterling hedge transaction related to the changes in the fair market value of the hedges. For the three months and nine months ended September 30, 2008, the Company recorded foreign exchange losses of approximately $2.9 million and $1.0 million, respectively, on the change in value of the Euro intercompany note and losses of approximately $6.3 million and $6.2 million, respectively on the change in value of the Pounds Sterling intercompany note.
Accounting for Uncertainty in Income Taxes
At December 31, 2007, the total amount of unrecognized tax benefits was $5.4 million. During the first nine months ending September 30, 2008, the amount of unrecognized tax benefits decreased by $2.6 million resulting in total unrecognized tax benefits of $2.8 million (including $492,000 of interest and penalties) at September 30, 2008. The decrease in unrecognized tax benefits primarily relates to the expiration of the 2002 and 2004 Federal statue of limitations and a change in the Company’s Federal tax return filing position to include amounts for deemed foreign dividends previously recorded as an unrecognized tax benefit.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R) (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008. At this time, the Company is currently evaluating the impact of SFAS No. 141(R) and 160 on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Upon adoption, the Company will provide the required disclosure as applicable.
In April 2008, the FASB issued Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the criteria used in determining the useful life of recognized intangible assets. Under FSP 142-3, an entity shall use its own historical experience in determining the useful life of an intangible asset, or in the absence of that experience, shall use assumptions that market participants would use. The entity shall consider the period of expected cash flows, the expected use and its own historical experience in its evaluation. FSP 142-3 must be applied prospectively to the intangible assets acquired in years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently assessing the impact that FSP 142-3 will have on its financial position and results of operations.
In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 specifies that issuers of such securities should separately account for the liability and equity components in a manner that will reflect the Company’s nonconvertible debt borrowing rate. The Company is currently evaluating the impact of this statement on its financial position and results of operations.
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
The aggregate purchase price was approximately $18,324,000 in cash, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there is an earnout provision, with a maximum additional amount to be paid of $6,500,000 (in Canadian dollars) payable if certain conditions are met, as well as an additional contingent payment of $900,000 (in Canadian dollars) upon receipt of certain tax credits arising from pre-acquisition operations. The amounts payable under the earnout provision are to be determined following an 18 month period which commences on the closing of the transaction.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts.
(in thousands at the prevailing exchange rate at June 2, 2008)

Cash	$1,562
Accounts receivable	5,922
Other current assets	1,398
Property, plant and equipment	2,913
Other long-term assets	1,196
Intangible assets	4,930
Goodwill	9,035

Total assets acquired	26,956
Advanced billings	(3,503)
Other current liabilities	(2,955)
Other long-term liabilities	(898)

Total liabilities assumed	(7,356)

Net assets acquired	$19,600

For the acquisition discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition of DecisionLine occurred at the beginning of 2007 and 2008:

	Nine Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2008	September 30, 2007
Net service revenues	$376,627	$303,669
Income before income taxes	$40,551	$16,488
Net income	$25,771	$10,762
Net income per diluted share	$1.72	$0.72
Weighted average shares	14,982	14,864
Pro forma results for the nine months ended September 30, 2008 and 2007 reflect historical restructuring costs of approximately $480,000 ($307,000 net of tax) and $1,512,000 ($968,000 net of tax), respectively.
The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2007 or January 1, 2008, nor is it necessarily indicative of future operating results.
3. Goodwill and Other Intangible Assets:
Goodwill at September 30, 2008 and December 31, 2007 is comprised of:
(in thousands)

Balance at December 31, 2007	$230,168
Additional amounts acquired	9,035
Additional adjustments	81
Foreign currency fluctuations	(842)
Tax benefit to reduce goodwill	(253)

Balance at September 30, 2008	$238,189

In June 2008, the Company acquired approximately $9.0 million of goodwill as a result of its acquisition of DecisionLine, see Note 2. The goodwill and the finite-lived intangible assets acquired in the acquisition are not deductible for income tax purposes.
Amortizable intangible assets consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2008	2007
Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,720	$18,000
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	17,131	16,256

Total carrying amount	$48,651	$43,056
Accumulated Amortization:
Customer relationships	$(4,183)	$(1,975)
Completed technology	(1,123)	(736)
Backlog	(5,297)	(4,625)
Internally developed software (a)	(15,419)	(14,896)

Total accumulated amortization	$(26,022)	$(22,232)

Net amortizable intangible assets	$22,629	$20,824

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
Amortizable intangible assets at September 30, 2008 and December 31, 2007 are comprised of:

				Internally
	Customer	Completed		Developed
(in thousands)	Relationships	Technology	Backlog	Software
Balance at December 31, 2007	$16,025	$1,864	$1,575	$1,360
Additional amounts acquired	4,930	—	—	891
Foreign currency fluctuations	(210)	—	—	—
2008 amortization	(2,208)	(387)	(672)	(539)

Balance at September 30, 2008	$18,537	$1,477	$903	$1,712

Completed technology represents proprietary technology acquired in the Company’s August 2006 acquisition of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc (“CRL Clinical Services”). Value was assigned to the completed technology based on the technology directly related to revenue generation or profit enhancement. The value was calculated using an income approach, which assumes that the value of the technology is equivalent to the present value of the future stream of economic benefits that can be derived from its ownership. The useful life of five years for the intangible asset was determined by estimating the remaining useful life of the technology acquired.
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
Amortization expense relating to these amortizable intangible assets for the next five years is estimated to be as follows:

(in thousands)
Remainder of 2008:	$1,483
2009:	4,929
2010:	3,780
2011:	3,183
2012:	2,090
Thereafter:	7,164

Total	$22,629

4. Debt:
In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility was comprised of a $200 million term loan that matures in August 2012 and a revolving loan commitment that expires in August 2011. The balance of the $200 million term loan was repaid in the third quarter of 2007 with proceeds from the convertible debt issuance discussed below. On June 27, 2007 the original revolving loan commitment of $25 million was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement, which permitted the Company to increase the revolving loan commitment. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
As of September 30, 2008, there was approximately $2.0 million outstanding under the revolving loan commitment. No amounts were outstanding at December 31, 2007.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations. No amounts were outstanding at September 30, 2008 and December 31, 2007.
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

As of September 30, 2008, and December 31, 2007, $200.0 million was outstanding under the Convertible Notes and is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets.
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
5. Stock Based Compensation:
In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the “1997 Plan”) that, as amended, provided for the issuance of up to 3,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. The 1997 Plan expired on August 14, 2007. See below for a discussion of the successor plan. Participation in the 1997 Plan was at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Director’s Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 Plan could be granted after its expiration date in August 2007.
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
The Company had reserved 3,000,000 shares of Common Stock for the 1997 Plan, of which approximately 1,232,435 were available for grant at August 14, 2007, the expiration date of the 1997 Plan. None of these remaining shares of Common Stock under the 1997 Plan were made available to the 2007 Plan. As a result of the adoption of the 2007 Plan, the Company has reserved 1,000,000 shares of Common Stock for the 2007 Plan. No shares of Common Stock were granted under the 2007 Plan in 2007.
In the first quarter of 2008, the Company issued 1,850 shares of non-vested stock which vests over a 12-month period. Under the terms of the 2007 Plan, the associates that received the 1,850 shares are considered “retirement eligible”, which is defined as at least 55 years of age and 10 years of service with the Company or 65 years of age. Therefore, the entire expense for these shares was recorded in the first quarter of 2008.
In the course of the first nine months of 2008, the Company has issued shares of non-vested stock (RSUs) that vest over a variety of periods ranging from immediate to 36 months. The total amount of RSUs issued during the period is 6,500, of which 2,400 were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense recognition for the remaining balance of RSUs issued will be recorded on a straight line basis over the term of the specific vesting period.
Also, in the first six months of 2008, the Company issued 15,250 shares of performance-based RSUs. The vesting of these shares is dependent upon a performance condition; the Company meeting a certain EPS target for 2008, and a service condition; as 33% vest on March 15th 2009, 33% vest on January 1, 2010, and 33% vest on January 1, 2011. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 15,250 shares issued, 8,550 were issued in the first quarter of 2008 to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2008, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2008, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2008 and recorded the second half of the expense in the third quarter of 2008. Expense for non retirement-eligible associates is being recorded over the vesting period (33 months).
The following is a summary of stock based compensation expense recorded by the Company for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
Compensation Expense (in thousands)	2008	2007	2008	2007
Stock options	$81	$141	$687	$769
Non-vested stock	231	1	638	19

Total stock based compensation	$312	$142	$1,325	$788

As of September 30, 2008, there was approximately $1.5 million of total unrecognized compensation cost, $1.1 million of which relates to options and $400,000 of which relates to non-vested stock. The cost is expected to be recognized over a weighted-average period of 2.6 years for options and 1.6 years for non-vested stock.
Stock Options:
The following table summarizes information regarding stock option activity in the first nine months of 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at 12/31/07	543,007	$13.33
Granted	63,000	39.60
Canceled	(15,970)	25.07
Exercised	(173,400)	12.66

Options outstanding at 9/30/08	416,637	17.17	5.59	$11,426
Exercisable at 9/30/08	319,677	14.93	4.95	$9,506
Substantially all of the outstanding options are expected to vest.
The per-share weighted-average fair value of options and awards granted is as follows:
Weighted-Average Fair Value of Grants

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Stock options	$25.34	N/A	$19.28	$12.79
Non-vested stock	$46.85	N/A	$43.02	N/A
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Dividend yield	0%	N/A	0%	0%
Expected volatility	52.8%	N/A	51.9%	41.9%
Risk-free interest rate	3.5%	N/A	3.6%	4.7%
Expected term	5.6	N/A	5.0	4.5
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
The total intrinsic value of stock options exercised was approximately $4.2 million and $6.0 million in the three and nine months ended September 30, 2008, respectively, compared to approximately $2.1 million and $4.0 million in the three and nine months ended September 30, 2007, respectively.
Non-Vested Stock:
A summary of non-vested stock activity during the first nine months of 2008 is as follows:
Non-Vested Stock

Shares
Outstanding at 12/31/07	125
Granted	23,600
Vested	(125)
Canceled	—

Outstanding at 9/30/08	23,600

The weighted-average fair value of non-vested stock which has vested during the first nine months of 2008 was $24.47 per share.
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
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at September 30, 2008:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Foreign Currency Hedges	$5,765	$—	$5,765	$—
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
Segment information for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Early	Late	Support
(in thousands)	Stage(b)	Stage	& Other		Total
Three months ended September 30, 2008
Net service revenues	$11,225	$110,879	$2,724		$124,828
Reimbursable out-of-pocket revenues	$—	$56,254	$—		$56,254

Total revenues	$11,225	$167,133	$2,724		$181,082
Operating income (loss)	$1,208	$26,674	$(12,013)		$15,869
Total assets	$59,782	$440,577	$57,118	(a)	$557,477

Three months ended September 30, 2007
Net service revenues	$4,687	$93,381	$2,002		$100,070
Reimbursable out-of-pocket revenues	$—	$42,366	$—		$42,366

Total revenues	$4,687	$135,747	$2,002		$142,436
Operating income (loss)	$118	$24,961	$(10,834)		$14,245
Total assets	$31,173	$397,227	$65,155	(a)	$493,555

(a)	Primarily comprised of cash and tax-related assets.

(b)	The Early Stage segment results for the three months ended September 30, 2008 include the operating results from the acquisition of DecisionLine for the entire period.

	Early	Late	Support
(in thousands)	Stage(b)	Stage	& Other	Total
Nine months ended September 30, 2008
Net service revenues	$25,500	$331,793	$8,648	$365,941
Reimbursable out-of-pocket revenues	$—	$151,346	$—	$151,346

Total revenues	$25,500	$483,139	$8,648	$517,287
Operating income (loss)	$3,745	$79,963	$(37,784)	$45,924

Nine months ended September 30, 2007
Net service revenues	$15,660	$271,769	$5,882	$293,311
Reimbursable out-of-pocket revenues	$—	$120,864	$—	$120,864

Total revenues	$15,660	$392,633	$5,882	$414,175
Operating income (loss)	$1,468	$64,297	$(28,152)	$37,613

(a)	Primarily comprised of cash and tax-related assets.

(b)	The Early Stage segment results for the nine months ended September 30, 2008 include the June (acquisition date) through September operating results from the acquisition of DecisionLine.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three and nine months ended

September 30, 2008 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
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
The aggregate purchase price was approximately $18,324,000 in cash, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there is an earnout provision, with a maximum additional amount to be paid of $6,500,000 (in Canadian dollars) payable if certain conditions are met, as well as an additional contingent payment of $900,000 (in Canadian dollars) upon receipt of certain tax credits arising from pre-acquisition operations. The amounts payable under the earnout provision are to be determined following an 18 month period which commenced on the closing of the transaction.
New Business Authorizations and Backlog
New business authorizations, which are sales of our services, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business authorizations for the three months ended September 30, 2008 and 2007 were approximately $212 million and $175 million, respectively.
Backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to larger contracts covering global services. As the Company increasingly competes for and enters into large contracts that are more global in nature, the Company expects the average duration of the contracts in backlog to increase. Backlog at September 30, 2008 was approximately $1,012 million compared to $869 million at December 31, 2007. The net book-to-bill (new business authorizations divided by net service revenues) ratio was 1.4 to 1 for the three months ended September 30, 2008 and 1.7 to 1 for the three months ended September 30, 2007.
For various reasons discussed in “Item 1 — Backlog” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.
Results of Operations
The Company’s results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse effects on the Condensed Consolidated Financial Statements. Fluctuations in the Company’s sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company’s long-term growth. In addition, the Company’s aggregate backlog, consisting of signed contracts and letters of intent as well as awarded projects for which the contract is actively being negotiated, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog. For a more detailed discussion regarding the risk factors associated with the Company’s results of operations, among other things, see Item 1A-Risk Factors, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as well Item 1A-Risk Factors, included in this Quarterly Report on Form 10-Q.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Information to be discussed regarding segments is outlined in the below table:

	Early	Late	Support &
(in thousands)	Stage(b)	Stage	Other	Total
Three months ended September 30, 2008

Net service revenues	$11,225	$110,879	$2,724	$124,828
Income from operations	$1,208	$26,674	$(12,013)	$15,869
Operating Margin % (a)	10.8%	24.1%	—	12.7%

Three months ended September 30, 2007

Net service revenues	$4,687	$93,381	$2,002	$100,070
Income from operations	$118	$24,961	$(10,834)	$14,245
Operating Margin % (a)	2.5%	26.7%	—	14.2%

(a)	Expressed as a percentage of net service revenues.

(b)	The Early Stage segment results for the three months ended September 30, 2008 include the operating results from the acquisition of DecisionLine for the entire period.
Net Service Revenues
Net service revenues increased approximately $24.7 million or 25%, to $124.8 million in the third quarter of 2008 from $100.1 million in the third quarter of 2007. The 25% increase includes a 3% increase due to the impact of foreign currency exchange rate fluctuations. Additionally, 6% of the increase is attributable to the Company’s June 2008 acquisition of DecisionLine.
Net service revenues from the Early Stage segment increased by over 100%, or $6.5 million, from $4.7 million in the third quarter of 2007 to $11.2 million in the third quarter of 2008. Net service revenues from DecisionLine were approximately $5.7 million in the third quarter of 2008. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia decreased by approximately $0.4 million from $1.8 million in the third quarter of 2007 to $1.4 million in the third quarter of 2008. The decline in net service revenues at the Morgantown facility is partially due to project delays and cancellations related to the primary customer at the Morgantown facility. Net service revenues in the Phase I unit in the Netherlands increased by approximately $1.2 million from $2.9 million in the third quarter of 2007 to $4.1 million in the third quarter of 2008. Third quarter 2007 net service revenues in the Netherlands unit were negatively impacted by the cancellation of a project with a value of approximately $1.9 million that was scheduled for the third and fourth quarters of 2007.
Net service revenues in the Late Stage segment increased by approximately 19% to $110.9 million in the three months ended September 30, 2008 from $93.4 million in the three months ended September 30, 2007. The increase in net service revenues in the Late Stage segment was driven primarily by the Company’s increased work on larger, more global studies across all geographic regions in the three months ended September 30, 2008 compared to the corresponding period of 2007. Additionally, as customers continue to look toward Latin America, Asia-Pacific and other emerging regions as areas to conduct clinical trials, the Company’s net service revenues in these geographic regions will continue to increase. Net service revenues in the Latin American and Asia-Pacific regions of the Late Stage segment experienced large growth on a percentage basis. Net service revenues in the Latin American and Asia-Pacific regions increased by approximately 107% and 45%, respectively, in the third quarter of 2008 compared to the same period of the prior year. Although the Company continues to expect strong demand for clinical trial services in Latin America and Asia-Pacific to continue in the future, the Company does not expect the rate of net service revenue increase to continue at the levels experienced in the three months ended September 2008.
A summary of net service revenues by geographic region for the three months ended September 30, 2008 and 2007 is presented below.

	For the Three Months Ended
	September 30,
	2008		2007
	Net Service		Net Service
(in thousands)	Revenues	% of Revenue	Revenues	% of Revenue	% Growth
North America	$62,500	50%	$50,691	51%	23%
Europe	46,305	37%	40,700	41%	14%
Latin America	11,530	9%	5,574	5%	107%
Asia-Pacific	4,493	4%	3,105	3%	45%

Total	$124,828		$100,070		25%

The top five customers based on net service revenues contributed approximately 24% of net service revenues during both the third quarter of 2008 and the second quarter of 2007. No customer accounted for more than 10% of total third quarter 2008 or 2007 net service revenues.
Reimbursable Out-of-Pocket Revenues/Expenses
Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses increased approximately 33% to $56.3 million in the third quarter of 2008 from $42.4 million in the corresponding period of 2007. The change is due primarily to an increase in the number of studies in which the Company is providing investigator services as well as to an increase in the size of those studies.
Operating Expenses
Direct costs increased approximately $15.0 million, or 30%, to $64.1 million in the third quarter of 2008 from $49.1 million in the third quarter of 2007. The increase in direct costs relates directly to the increase in net service revenues in the third quarter of 2008, primarily the result of increased hiring of billable employees and the related costs to support the growth in contract services. Direct costs expressed as a percentage of net service revenues were approximately 51.3% of net service revenues for the third quarter of 2008 compared to 49.0% for the same period in 2007. The increase in direct costs as a percentage of net service revenues reflects a decrease in utilization of billable associates, especially in Europe, in the third quarter of 2008 compared to the third quarter of 2007. The decline in utilization is primarily the result of an increase in paid time off, certain larger studies and newer studies not yet beginning and delays of certain other studies.
Selling, general and administrative expenses increased $7.8 million, or 24%, from $32.8 million in the third quarter of 2007 to $40.6 million in the same quarter of 2008. The increase is primarily due to increases in employee-related costs, which includes increases in discretionary incentive-based compensation expense. Non-billable headcount increased in support of the Company’s efforts to strengthen its infrastructure to support the growth in net service revenues. The increase in employee-related costs is also comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs.
Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.6% for the three months ended September 30, 2008 compared to 32.8% for the corresponding 2007 period.
Depreciation and amortization expense increased by approximately $364,000 in the third quarter of 2008 compared to the third quarter of 2007. The increase is primarily due to increased amortization expense of approximately $448,000 related to amortization of a customer relationship asset acquired in the June 2008 acquisition of DecisionLine offset partially by a decline in amortization expense on certain finite-lived intangible assets acquired in the 2006 acquisition of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc.. Finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition. In addition, depreciation expense increased as a result of new asset purchases in the twelve month period between the third quarter of 2007 and the third quarter of 2008 and the related depreciation thereon.
Income from operations increased to $15.9 million or 12.7% of net service revenues for the three months ended September 30, 2008 from $14.2 million or 14.2% of net service revenues for the corresponding 2007 period.
Income from operations from Kendle’s Early Stage segment increased approximately $1.1 million to $1.2 million (or 10.8% of Early Stage net service revenues) for the three months ended September 30, 2008, from approximately $118,000 (or 2.5% of Early Stage net service revenues) for the corresponding period of 2007. The increase in operating income, as well as operating margin was primarily due to income from operations of approximately $930,000 from DecisionLine.
Income from operations from the Company’s Late Stage segment increased $1.7 million (or 7%), to $26.7 million (or 24.1% of Late Stage net service revenues) for the three months ended September 30, 2008 from approximately $25.0 million (or 26.7% of net service revenues from the corresponding period of 2007). Growth in the Late Stage segment was driven by strong performance in the Latin American and Asia-Pacific regions as the Company increases its net service revenues from global studies with particular emphasis on the Latin American and Asia-Pacific regions. The decrease in income from operations as a percentage of net service revenues reflects a decrease in utilization of billable associates, especially in Europe, in the third quarter of 2008 compared to the third quarter of 2007.
Other Income (Expense)

Other Income (Expense) was income of approximately $1.2 million in the third quarter of 2008 compared to expense of approximately $9.2 million in the third quarter of 2007.
The components of Other Income (Expense) were as follows for the periods presented:

	Three Months	Three Months
	Ended September	Ended September
(in thousands)	30, 2008	30, 2007
Interest expense	$(2,237)	$(3,316)
Interest income	94	341
Write-off of deferred financing costs	—	(4,152)
Foreign currency gains/ (losses)	3,777	(2,053)
Other expenses	(413)	(23)

	$1,221	$(9,203)

In August 2006, the Company borrowed $200 million under a term loan agreement in connection with the closing and purchase of CRL Clinical Services. In the third quarter of 2007, the Company issued $200.0 million in principal amount of 3.375% Convertible Notes. In conjunction with issuance and sale of the Convertible Notes, the Company made a mandatory prepayment on its term debt and subsequently paid off the balance of the term note in the third quarter of 2007. As a result of the repayment of the term debt, the remaining deferred financing costs of $4.2 million were written-off. For a detailed discussion of the financing transaction see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Interest expense decreased by approximately $1.1 million in the third quarter of 2008 compared to the third quarter of 2007 due to a lower interest rate on the Convertible Notes outstanding in the third quarter of 2008 compared to the interest rate on the term loan outstanding prior to its payoff in the third quarter of 2007. See Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of a recently issued accounting pronouncement on these Convertible Notes.
Interest income decreased by approximately $247,000 in the third quarter of 2008 due to smaller cash and investment balances in the third quarter of 2008 compared to the corresponding period of 2007 as well as a general decrease in the rate of return on cash investments.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Operations. In the third quarter of 2008, the Company recorded losses of approximately $1.7 million related to exchange rate fluctuations on these intercompany notes and the related derivative instruments compared to gains of $155,000 related to the intercompany notes and derivative instruments in the third quarter of 2007.
In addition to the gains and losses on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate gains of approximately $5.5 million in the third quarter of 2008 and losses of approximately $2.2 in the corresponding period of 2007. The foreign exchange gains in the third quarter of 2008 are due to the recent strengthening of the US dollar against both the British pound and the Euro. The foreign exchange loss in 2007 was due to the weakening of the British pound against the Euro and the weakening of the US dollar against both the British pound and the Euro. As the Company increases its global contracts, it is increasingly exposed to fluctuations due to exchange rate movement. The exchange rate transaction gains and losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location. With the exception of the hedge arrangements on intercompany notes referred to above, the Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.
Net Income
The net income for the quarter ended September 30, 2008 was approximately $11.0 million, or $0.74 per basic and $0.73 per diluted share compared to net income of $3.8 million for the quarter ended September 30, 2007, or $0.26 per basic and $0.25 per diluted share.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Information to be discussed regarding segments is outlined in the below table:

	Early	Late	Support &
(in thousands)	Stage(b)	Stage	Other	Total
Nine months ended September 30, 2008

Net service revenues	$25,500	$331,793	$8,648	$365,941
Income from operations	$3,745	$79,963	$(37,784)	$45,924
Operating Margin % (a)	14.7%	24.1%	—	12.5%

Nine months ended September 30, 2007

Net service revenues	$15,660	$271,769	$5,882	$293,311
Income from operations	$1,468	$64,297	$(28,152)	$37,613
Operating Margin % (a)	9.4%	23.7%	—	12.8%

(a)	Expressed as a percentage of net service revenues.

(b)	The Early Stage segment results for the nine months ended September 30, 2008 include the June (acquisition date) through September operating results from the acquisition of DecisionLine.

Net Service Revenues
Net service revenues increased approximately $72.6 million or 25%, to $365.9 million in the first nine months of 2008 from $293.3 million in the first nine months of 2007. The 25% increase includes a 5% increase due to the impact of foreign currency exchange rate fluctuations. Additionally, 3% of the increase is attributable to the Company’s June 2008 acquisition of DecisionLine.
Net service revenues from the Early Stage segment increased by approximately 63% from $15.7 million in the first nine months of 2007 to $25.5 million in the corresponding period of 2008. Net service revenues from DecisionLine, which was acquired in June 2008, were approximately $7.7 million in the first nine months of 2008 and are only included from the date of acquisition. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia increased by approximately $0.8 million from $4.8 million in the first nine months of 2007 to $5.6 million in the first nine months of 2008. Net service revenues in the Phase I unit in the Netherlands increased by approximately $1.3 million from $10.9 million in the first nine months of 2007 to $12.2 million in the first nine months of 2008.
Net service revenues in the Late Stage segment increased by approximately 22% to $331.8 million in the nine months ended September 30, 2008 from $271.8 million in the nine months ended September 30, 2007. The increase in net service revenues in the Late Stage segment was driven primarily by the Company’s increased work on large, global studies. As customers continue to look toward Latin America, Asia-Pacific and other emerging regions as areas to conduct clinical trials, the Company’s net service revenues in these geographic regions will continue to increase. Net service revenues in the Latin American and Asia-Pacific regions of the Late Stage segment increased by approximately 103% and 50%, respectively, in the first nine months 2008 compared to the same period of the prior year. Although the Company continues to expect strong demand for clinical trial services in Latin America and Asia-Pacific to continue in the future, the Company does not expect the rate of net service revenue increase to continue at the levels experienced in the nine months ended September 30, 2008.
A summary of net service revenues by geographic region for the nine months ended September 30, 2008 and 2007 is presented below.

	For the Nine Months Ended
	September 30,
	2008		2007
	Net Service		Net Service
(in thousands)	Revenues	% of Revenue	Revenues	% of Revenue	% Growth
North America	$173,033	47%	$146,509	50%	18%
Europe	149,808	41%	123,132	42%	22%
Latin America	29,017	8%	14,259	5%	103%
Asia-Pacific	14,083	4%	9,411	3%	50%

Total	$365,941		$293,311		25%

The top five customers based on net service revenues contributed approximately 27% of net service revenues during the first nine months of 2008 compared to approximately 25% of net service revenues during the first nine months of 2007. No customer accounted for more than 10% of total net service revenues for the first nine months of 2008 or 2007.
Reimbursable Out-of-Pocket Revenues/Expenses
Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses increased approximately 25% to $151.3 million in the first nine months of 2008 from $120.9 million in the corresponding period of 2007. The change is due primarily to an increase in the number of studies in which the Company is providing investigator services as well as to an increase in the size of those studies.
Operating Expenses
Direct costs increased approximately $36.7 million, or 24%, to $186.8 million in the first nine months of 2008 from $150.1 million in the first nine months of 2007. The increase in direct costs relates directly to the increase in net service revenues in the first nine months of 2008, primarily the result of increased hiring of billable employees and the related costs to support the growth in contract services. Direct costs expressed as a percentage of net service revenues were approximately 51.0% of net service revenues for the first nine months of 2008 compared to 51.1% for the same period in 2007.
Selling, general and administrative expenses increased $27.4 million, or 29%, from $94.6 million in the first nine months of 2007 to $122.0 million for the same period in 2008. The increase is primarily due to increases in employee-related costs, which includes increases in discretionary incentive-based compensation expense. Non-billable headcount increased in support of the Company’s efforts to strengthen its infrastructure to support the growth in net service revenue. The increase in employee-related costs is also comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Additionally, in 2008 the Company incurred costs totaling approximately $1.4 million relating to a global leadership meeting for Kendle personnel, stock-based compensation relating to the issuance of various equity-related awards to certain retirement-eligible Kendle associates and a first quarter increase in the bad debt reserve related to potential collection issues with a specific customer.
Selling, general and administrative expenses expressed as a percentage of net service revenues were 33.3% for the nine months ended September 30, 2008 compared to 32.2% for the corresponding 2007 period. The increase in selling, general and administrative expenses as a percentage of net service revenue is due, in part, to the items and related costs discussed in the preceding paragraph.
Depreciation and amortization expense increased by approximately $180,000 in the first nine months of 2008 compared to the corresponding period of 2007. Depreciation expense increased as a result of new asset purchases in the twelve month period between the third quarter of 2007 and the third quarter of 2008 and the related depreciation thereon. Amortization of finite-lived intangible assets increased by approximately $600,000 related to a customer relationship asset acquired in the June 2008 acquisition of DecisionLine. However, this increase was offset by a decline of approximately $719,000 in amortization of certain finite-lived intangibles acquired in the CRL Clinical Services acquisition. The finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition.
Income from operations increased to $45.9 million or 12.5% of net service revenues for the nine months ended September 30, 2008 from $37.6 million or 12.8% of net service revenues for the corresponding 2007 period.
Income from operations from Kendle’s Early Stage segment increased approximately $2.2 million (or over 100%), to $3.7 million (or 14.7% of Early Stage net service revenues) for the nine months ended September 30, 2008, from approximately $1.5 million (or 9.4% of Early Stage net service revenues) for the corresponding period of 2007. The majority of the increase in operating margin was driven by operating income contributed from DecisionLine. Operating income from DecisionLine for the post-acquisition period beginning June 1, 2008 was approximately $1.4 million.
Income from operations from the Company’s Late Stage segment increased $15.7 million (or 24%), to $80.0 million (or 24.1% of Late Stage net service revenues) for the nine months ended September 30, 2008 from approximately $64.3 million (or 23.7% of net service revenues from the corresponding period of 2007). Growth in the Late Stage segment was driven by strong performance in the Latin American, Eastern European and Asia-Pacific regions as the Company has increased its net service revenues from global studies with particular emphasis on the Latin American and Asia-Pacific regions.
Other Income (Expense)
Other Income (Expense) was expense of approximately $7.8 million in the first nine months of 2008 compared to expense of approximately $19.4 million in the first nine months of 2007.
The components of Other Income/(Expense) were as follows for the periods presented:

	Nine Months	Nine Months
	Ended September	Ended September
(in thousands)	30, 2008	30, 2007
Interest expense	$(7,432)	$(11,988)
Interest income	483	1,108
Write-off of deferred financing costs	—	(4,152)
Foreign currency gains/(losses)	109	(4,185)
Other expenses	(924)	(203)

	$(7,764)	$(19,420)

Interest expense decreased by approximately $4.6 million in the first nine months of 2008 compared to the first nine months of 2007 due to a lower interest rate on the Convertible Notes outstanding in the first six months of 2008 compared to the interest rate on the term loan outstanding in the first six months of 2007. See Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of a recently issued accounting pronouncement on these Convertible Notes.
Interest income decreased by approximately $625,000 in the first nine months of 2008 due to smaller cash and investment balances compared to the corresponding period of 2007 as well as a general decrease in the rate of return on cash investments.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations. In the first nine months of 2008, the Company recorded gains of approximately $231,000 related to exchange rate fluctuations on these intercompany notes and the related derivative instruments compared to gains of approximately $180,000 related to the intercompany notes and derivative instruments in the first nine months of 2007.
In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate losses of approximately $122,000 in the first nine months of 2008 compared to losses of $4.5 million in the first nine months of 2007. The recent strengthening in the US dollar versus both the British pound and the Euro have almost eliminated the losses the Company had incurred year to date through the second quarter related to these arrangements. The foreign exchange loss in 2007 was due to the weakening of the British pound against the Euro and the weakening of the US dollar against both the British pound and the Euro. As the Company increases its global contracts, it is increasingly exposed to fluctuations in exchange rates. The exchange rate transaction gains and losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location. With the exception of the hedge arrangements on intercompany notes referred to above, the Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.
Income Taxes
The Company reported tax expense at an estimated effective tax rate of 36% for the nine months ended September 30, 2008, compared with an estimated effective tax rate of 32.3% for the same nine month period of the prior year. Included in the determination of the estimated effective tax rate for the nine months ended September 30, 2008 is a tax benefit resulting from a reduction in the Company’s unrecognized tax benefits established in connection with FASB Interpretation (FIN) No. 48 - Accounting for Uncertainty in Income Taxes, due to the expiration of the 2002 and 2004 Federal statute of limitations plus a change in the Company’s Federal tax return filing position related to amounts for deemed foreign dividends, previously recorded as an unrecognized tax benefit in connection with FIN 48, see Footnote No. 1 — Summary of Significant Accounting Polices, Accounting for Uncertainty in Income Taxes, included in this Quarterly Report on Form 10-Q. The above referenced tax benefit was almost entirely offset by the additional tax expense realized as a result of the above referenced change in the Company’s tax filing position related to the amounts of deemed foreign dividends.
Included in the September 30, 2007 estimated effective tax rate was an approximate $833,000 tax benefit related to the de-recognition of certain tax uncertainties, due to the expiration of the Federal statute of limitations, established upon adoption of FIN 48.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses.
Net Income
The net income for the nine months ended September 30, 2008 was approximately $24.4 million, or $1.66 per basic and $1.63 per diluted share compared to net income of $12.3 million for the nine months ended September 30, 2007, or $0.85 per basic and $0.83 per diluted share.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $27.9 million for the nine months ended September 30, 2008, the result of using $37.2 million for various investing activities which was partially offset by the generation of cash in the amounts of $3.4 million and $7.1 million through operating and financing activities, respectively. The negative effect of foreign exchange rates on cash and cash equivalents was approximately $1.2 million during this nine month period. At September 30, 2008, cash and cash equivalents were $17.6 million. In addition, the Company has approximately $850,000 in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available only for use only for specific project expenses.
Net cash used by operating activities for the period was primarily the result of the change in net operating assets, which used $35.6 million in cash during the nine month period. The primary reason for the increase in net operating assets was an increase in accounts receivable partially offset by an increase in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $91.9 million at September 30, 2008, and $57.1 million at December 31, 2007.
Investing activities for the nine months ended September 30, 2008 consisted primarily of approximately $18.0 million (net of cash acquired) used in the purchase of DecisionLine and approximately $18.1 million used in the purchase of capital expenditures, most of which related to computer equipment and software purchases, including internally developed software. Additionally, in the first quarter of 2008 the Company paid approximately $1.1 million to terminate an interest rate collar arrangement.
Financing activities for the nine months ended September 30, 2008 consisted primarily of net borrowings under the Company’s revolving credit facility of approximately $2.0 million and proceeds of approximately $2.2 million from the exercise of stock options.

In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility was comprised of a $200 million term loan that matures in August 2012 and a revolving loan commitment that expires in August 2011. The balance of the $200 million term loan was repaid in the third quarter of 2007 with proceeds from the convertible debt issuance discussed below. On June 27, 2007 the original revolving loan commitment of $25 million was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement, which permitted the Company to increase the revolving loan commitment. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. As of September 30, 2008, the Company is in compliance with all affirmative and negative covenants contained in the Facility.
As of September 30, 2008, there was approximately $2.0 million outstanding under the revolving loan commitment as the Company used the revolving loan to fund operational needs. No amounts were outstanding at December 31, 2007.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations. There were no amounts outstanding under this Multicurrency Facility at either September 30, 2008 or December 31, 2007.
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
As of September 30, 2008, and December 31, 2007, $200.0 million was outstanding under the Convertible Notes and is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets.
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
The Company’s primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions and facility-related expenses. The Company’s existing capital resources, together with cash flows from operations and borrowing capacity under the Facility and the Multicurrency Facility have historically been and are expected to continue to be sufficient to meet its foreseeable cash needs. The Company has not historically experienced regular liquidity or collections issues with the large majority of its customers. However, the Company does have contracts with biotechnology and small pharmaceutical companies, some of which are dependent upon external financing to fund their contractual commitments. The Company is continuing to monitor the financial status of its customers. See Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q and Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of risk factors related to this and other matters.
In the future, the Company will continue to consider the acquisition of businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. Considering the current economic and credit environment, there can be no such assurances that such financings will be available on terms acceptable to the Company.
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. At September 30, 2008, $2.0 million was outstanding under the Facility. No amounts were outstanding under the Multicurrency Facility. Interest is payable at a rate of 6% on the amounts outstanding under the Facility.
In February 2007, the Company entered into an interest rate swap/collar to fix the interest rate on a portion of its debt. The Company fixed the interest rate on the total outstanding balance of the term loan through April 30, 2007 at a fixed rate of 5.079% plus the 2.50% margin. Beginning May 1, 2007, the Company fixed the interest rate on $40.0 million of the outstanding term loan at the rate of 5.079% plus the 2.5% margin with an additional $51.0 million covered under the interest rate collar. The collar provides for interest rate protection at a cap of 6.25% and a floor of 3.21%. These agreements were not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge were recorded in the Company’s

Condensed Consolidated Statements of Operations. In December 2007, the Company terminated the interest rate swap arrangement and paid $881,000 to reflect the amounts due upon termination of the swap. In the first quarter of 2008, the Company terminated the interest rate collar arrangement and paid approximately $1.1 million, of which approximately $382,000 was accrued at December 31, 2007, to reflect the amounts due upon termination of the collar. In the first quarter of 2008, the Company recorded approximately $700,000 in losses related to changes in the fair market value of the interest rate collar arrangement.
Foreign Currency
The Company operates on a global basis and is therefore exposed to various types of foreign currency risks. Two specific transaction risks arise from the nature of the contracts the Company executes with its customers. From time to time contracts are denominated in a currency different than the particular local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s net service revenues and resultant net income or loss can be affected by fluctuations in exchange rates.
The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, the Company recognizes a receivable at the time of invoicing at the local currency equivalent of the foreign currency invoice amount. Movements in exchange rates from the time the invoice is prepared until the payment from the customer is received will result in the Company receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by the Company as a foreign currency transaction gain or loss, as applicable, and is reported in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
A third type of transaction risk arises from transactions denominated in multiple currencies between any two of the Company’s various subsidiary locations. For each subsidiary, the Company maintains an intercompany receivable and payable, which is denominated in multiple currencies. Movements in exchange rates from the time the intercompany receivable/payable balance arises until the balance is settled or measured for reporting purposes, results in exchange rate gains and losses. This intercompany receivable/payable arises when work is performed by a Company location in one country on behalf of a Company location in a different country under contract with the customer. Additionally, there are occasions when funds are transferred between subsidiaries for working capital purposes. The foreign currency transaction gain or loss is reported in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
During the first nine months of 2008, the Company recorded total foreign exchange gains of approximately $109,000 related to the risks described above. As described below, in the first quarter of 2007 the Company entered into foreign currency hedge transactions to hedge exposure related to intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $7.8 million at September 30, 2008 and $3.8 million at December 31, 2007.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $51.7 million at September 30, 2008. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $23.5 million at September 30, 2008. The hedge agreements were not designated for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Condensed Consolidated Statements of Operations. For the three months and nine months ended September 30, 2008, the Company recorded gains of approximately $2.5 million and $0.9 million, respectively, on the Euro hedge transaction and gains of approximately $5.0 million and $6.5 million, respectively, on the Pound Sterling hedge transaction related to the changes in the fair market value of the hedges. For the three months and nine months ended September 30, 2008, the Company recorded foreign exchange losses of approximately $2.9 million and $1.0 million, respectively, on the change in value of the Euro intercompany note and losses of approximately $6.3 million and $6.2 million, respectively, on the change in value of the Pounds Sterling intercompany note.
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

Item 1A. Risk Factors
There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except for the risks included below:
The current accounting treatment applicable to the Company’s Convertible Notes may be rescinded.
As discussed in the Summary of Significant Accounting Policies section on page 9 of this Quarterly Report on Form 10-Q, the FASB issued FSP APB 14-1 in May 2008 rescinding the Company’s current accounting treatment for the Company’s Convertible Notes. The Company is currently evaluating the impact of this statement. See Note 4 Debt for further discussion.
The Company’s access to funds under the Facility or its money market fund holdings is dependent on the solvency and liquidity of the participating lenders or fund sponsors.
The Company draws on its money market fund holdings or uses its revolving credit facility to provide liquidity to fund its operating needs. The balances fluctuate depending on the Company’s needs and cash flows. If a party to the Facility or the sponsors of the money market funds becomes insolvent or unable to honor its commitments, the Company could have insufficient cash to meet its obligations and may be required to seek alternative forms of capital at rates and with terms and conditions not as favorable as those under its current Facility.
The Company may be exposed to risk from its various counterparties.
The current global economy is showing signs of weakening and its impact may be far reaching. As a result, the Company may be exposed to risks related to defaults from its suppliers, customers, as well as, from the counterparties to its purchased call options, sold warrants and cross currency swap arrangements that are beyond the Company’s control. Key suppliers could fail to deliver agreed upon goods or services. Customers may not be able to pay or may pay receivables more slowly than in the past resulting in bad debt expenses or poor cash flows. The purchasers of the call options, sold warrants and cross currency swaps could become insolvent resulting in unanticipated dilution should the target conversion price terms be met.
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

KENDLE INTERNATIONAL INC.

	By:	/s/ Candace Kendle

Date: November 10, 2008		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Karl Brenkert III

Date: November 10, 2008		Karl Brenkert III
Senior Vice President — Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002