Form 10-K
period 2008-12-31
KENDLE INTERNATIONAL INC
filed 2009-03-16
CIK 1039151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-23019

KENDLE INTERNATIONAL INC.

Ohio (State or other jurisdiction of incorporation or organization)	31-1274091 IRS Employer ID No.

441 Vine Street, 500 Carew Tower
Cincinnati, Ohio 45202
513-381-5550

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [☐]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the Registrant’s Common Stock at June 30, 2008, held by non-affiliates was $501,679,662 (based on the $36.33 closing price of the Company’s Common Stock on The NASDAQ Global Select Market LLC on June 30, 2008). Shares of Common Stock held by each Executive Officer and Director and by any person who owns 10% or more of the outstanding Common Stock have been excluded in that such person might be deemed to be an affiliate.

As of March 2, 2009, 14,865,025 shares of no par value Common Stock were issued and 14,841,973 shares of no par value Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2009 Annual Meeting of Shareholders to be held May 14, 2009, are incorporated by reference into Part III.

See Exhibit Index on page 44.

Kendle International Inc.

Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2008

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Kendle International Inc. (the Company or Kendle). See “Item 1A — Risk Factors” for further information.

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

Early Stage

The Early Stage reportable segment is focused on the high-end scientific exploratory medicine area, from First-in-Human studies through proof-of-concept stages, in the Company’s Toronto, Canada and Utrecht, The Netherlands locations. The Company also provides full support for Phase I studies in established compounds, including bioequivalence and pharmacokinetics studies, at its Morgantown, West Virginia location.

Late Stage

The Late Stage reportable segment currently includes four reporting units: Global Clinical Development, Late Phase, Regulatory Affairs and Quality, and Biometrics. This segment has a global reach that enables the Company to meet its customers’ needs by accessing specific patient populations in large urban areas as well as emerging areas all over the world.

The Global Clinical Development (GCD) unit conducts Phase II and III clinical trials worldwide. GCD provides a wide range of services including project management, clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development efforts.

The Late Phase unit designs and conducts Phase IIIB and IV studies worldwide. In addition, the Late Phase unit also focuses on health economics and outcomes research, observational studies, scientific events and medical education services.

The Regulatory Affairs and Quality unit provides regulatory expertise and consulting services at every stage of drug and device development, from early development to market and post market. This unit designs clinical programs and clinical trial protocols, reviews programs and provides gap analysis to assist sponsors in achieving their clinical development strategies. The unit also provides consulting services for nonclinical development for small molecules, biologicals, vaccines and devices. This unit has Chemistry, Manufacturing and Controls experts that assist with the U.S. Food and Drug Administration application process. Additionally, this unit has safety experts that assist customers with the collection, analysis and reporting of accurate drug safety data.

The Biometrics unit offers customized clinical data management with the ability to connect into and utilize a customer’s own data systems. The unit has biostatisticians that can supply comprehensive statistical analysis plans on a turnkey basis or on a consultant basis. The Company has data management operations in the U.S., Europe, Australia and Mexico with other low cost locations planned in the future.

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

Acquisition Activity

In June 2008, the Company completed its acquisition of DecisionLine Clinical Research Corporation (DecisionLine) and its related company. DecisionLine is a clinical research organization located in Toronto, Ontario specializing in the conduct of early phase studies. The acquisition supports the overall goal of strategic business expansion, and, in particular, expansion of Phase I studies. Please see Note 11 to the Consolidated Financial Statements for further detail regarding this acquisition.

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

Customers and Marketing

Net service revenues from the top five customers accounted for approximately 27% of the Company’s total net service revenues for the year ended December 31, 2008 compared to 25% for the year ended December 31, 2007. No customer accounted for more than 10% of the Company’s net service revenues for 2008 or 2007.

Segment and geographic information for the Company is contained in Note 14 to the Consolidated Financial Statements.

Backlog

Backlog consists of anticipated net service revenue from contracts, letters of intent and other forms of commitments (collectively defined as backlog) that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future net service revenue and exclude net service revenue that has been recognized previously in the Consolidated Statements of Operations. Once contracted work begins, net service revenue is recognized in the Consolidated Statements of

Operations. Backlog at December 31, 2008, was approximately $1.02 billion compared to approximately $869 million at December 31, 2007. The majority of the Company’s backlog is from large established biopharmaceutical firms with annual revenues greater than $1 billion. Backlog arising from contracts with small biotech firms with no revenues or large partner are not material to the Company, generally comprising less than 10%. In the first quarter of 2009, the Company experienced a large cancellation from one customer in this small biotech segment of the business. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. As the Company increasingly competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase and may be affected by changes in foreign exchange rates. Fluctuations in foreign exchange rates caused backlog to decrease by $27 million as of December 31, 2008. The Company estimates that approximately 45% of its backlog at December 31, 2008 will be recognized as net service revenue in fiscal year 2009.

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

The CRO industry is highly fragmented with hundreds of CROs ranging from small, limited-service providers to full-service, global drug development corporations. Some of the full-service CROs competing with the Company include Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., ICON plc, PRA International, PharmaNet Development Group, Inc. and Quintiles Transnational Corporation.

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

Employees

As of December 31, 2008, the Company employed approximately 4,275 associates, about 58% of whom were employed outside the United States. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its overall relations with its associates are good. Employees in certain of the Company’s non-U.S. locations are represented by workers’ councils as required by local laws.

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

Required filings by the Company’s officers and directors with respect to the Company furnished in electronic form are also made available on its web site as is the Company’s Proxy Statement for its annual meeting of shareholders. These filings also may be read or copied at the SEC’s Public Reference Room located in Washington, D.C. The SEC also maintains an Internet site (http://www.SEC.gov) that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

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

Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. The risk factors listed below are those deemed to be material by the Company. Additional risks and uncertainties not currently known may materially adversely affect the Company’s business, financial condition and/or results of operations.

Risks Related to Our Business

The Company depends on the biopharmaceutical industry for most of its revenue.

The Company’s revenues depend on the outsourcing trends, size of the drug-development pipeline and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in those industries affect its business. A slowdown in research and development spending or a reprioritization of the drug development pipelines in the biopharmaceutical industry could negatively affect its net service revenues and results of operations. Mergers and acquisitions in the biopharmaceutical industry and the related rationalization of the drug-development pipelines could result in delay or cancellation of certain existing projects.

The CRO industry is highly competitive.

The CRO industry is comprised of a wide range of competitors as was previously mentioned, including small, niche providers as well as full-service global clinical research organizations. These companies compete based on a variety of factors, including reputation for quality, performance, price, scope of service offerings and geographic presence. Some of the Company’s competitors have greater financial resources and a wider range of service offerings over a greater geographic area. Additionally, the Company’s customers have in-house capabilities to perform services that are provided by CROs. These factors potentially could have a negative impact on the Company’s ability to win business awards.

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

The loss, reduction in scope or delay of a large contract or the delay of multiple contracts could have a material adverse effect on the Company’s results of operations; although its contracts entitle it to receive payments for work performed in the event of a cancellation. Cancellation or delay of a large contract or multiple contracts could leave the Company with under-utilized resources and thereby negatively affect its net service revenues and results of operations. The Company believes its aggregate backlog is not necessarily a meaningful indicator of future net service revenues and financial results.

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

The Company’s backlog is composed of contracts varying in terms of amounts, global nature and type. To the extent this mix of contracts continues to shift toward larger (in excess of $10 million) contracts with a more global component, this may cause the rate at which the backlog converts into revenue to lengthen when compared with historical trends and the amount recognized as revenue could be affected by fluctuations in applicable foreign currencies.

As the Company increasingly competes for and enters into large contracts that are more global in nature, the Company expects the rate at which this backlog converts into revenue, referred to as the “conversion rate”, to increase (or lengthen). An increase in this conversion rate means that the rate of revenue recognized on these large contract awards may be slower than what the Company has experienced in the past, which could impact the Company’s net service revenues and results of operations on a quarterly and annual basis. The revenue recognition on larger, more global in nature projects could be slower than on smaller, less global in nature projects for a variety of reasons, including but not limited to an extended period of negotiation between the time the project is awarded to the Company and the actual signature of the contract as well as an increased timeframe for obtaining the necessary regulatory approvals. In addition, the portion of backlog that may be performed in non-U.S. subsidiaries is exposed to fluctuations in the applicable foreign currencies which could affect the amount of revenue ultimately recognized. Fluctuations in foreign exchange rates caused backlog to decrease by approximately $27 million at December 31, 2008.

If the Company fails to hire, retain and integrate qualified personnel, it will be difficult for it to achieve its financial and operational goals.

The Company’s success depends to a significant extent upon the skills, experience and efforts of its senior management team and its ability to hire qualified personnel in the geographic regions and therapeutic areas in which it operates. The loss of any of the Company’s executive officers or other key employees, without a properly executed transition plan, could have an adverse effect on it. In addition, there is substantial competition among both CROs and biopharmaceutical companies for qualified personnel. Difficulty recruiting or retaining qualified personnel and/or unexpected recruiting costs could affect the Company’s ability to meet financial and operational goals.

If the Company is unable to attract suitable investigators and volunteers for clinical trials, the Company’s business may suffer.

The clinical research studies we operate rely upon the accessibility and willing participation of physician investigators and volunteer subjects. Investigators supervise the administration of study drugs to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted. The Company’s clinical research business could be adversely affected if we are unable to attract suitable investigators or clinical study volunteers on a consistent basis.

The Company has grown rapidly and its growth has placed, and is expected to continue to place, significant demands on it.

The Company has grown rapidly. Some of this growth has come as a result of acquisitions, and the Company continues to evaluate new acquisition opportunities. Businesses that grow rapidly often have difficulty managing their growth. The Company’s rapid growth has placed, and is expected to continue to place, significant demands on its management, its business and on its financial, accounting, information and other systems. The Company needs to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, the Company will need to continue to improve its financial, accounting, information and other systems in order to effectively manage the Company’s growth. The Company’s ability to grow successfully through acquisitions could be affected by expenses incurred in integrating an acquired company, losses of key employees from an acquired company and unforeseen risks in acquiring companies in certain geographies. The Company cannot assure you that its management will be able to manage the Company’s growth and integrate acquired businesses effectively or successfully, or that its financial, accounting, information or other systems will be able to successfully accommodate the Company’s external and internal growth. A failure to meet these challenges could materially impair the Company’s ability to operate its business. Additionally, depending upon the nature of the consideration in an acquisition, an acquisition could result in dilution to existing shareholders.

If the Company is required to write off goodwill or other intangible assets acquired in its business combinations, its financial position and results of operations would be adversely affected.

The Company had goodwill and other acquisition-related intangible assets of approximately $255.4 million and $249.6 million as of December 31, 2008 and December 31, 2007, respectively, which constituted approximately 46% and 50%, respectively, of its total assets at these periods. The Company periodically (at least annually), evaluates goodwill and other acquired intangible assets for impairment. Any future determination requiring the write off of a significant portion of the Company’s goodwill or other acquired intangible assets could adversely affect its results of operations and financial condition. See Note 5 to the Consolidated Financial Statements for further detail on goodwill or other intangible assets.

The Company’s indebtedness could adversely affect its business and financial condition.

As of December 31, 2008, the Company had $200.0 million in convertible debt outstanding and an additional $53.5 million of borrowing capacity under a revolving line of credit as well as approximately $311,000 of obligations outstanding under capital leases. The Company also maintains a $5.0 million multicurrency facility that is renewable annually and used in connection with its European operations. For a description of the Company’s indebtedness and that of its subsidiaries, see Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General economic conditions as well as conditions affecting the Company’s operations specifically, including, but not limited to, financial and business conditions, many of which are beyond its control, may affect its future performance. As a result, these and other factors may affect the Company’s ability to make principal and interest payments on its indebtedness. The Company’s business might not continue to generate cash flow at or above current levels. Moreover, if the Company is required to repatriate foreign earnings in order to pay its debt service, it may not be able to accomplish this in a “tax efficient” manner and may, therefore, incur additional income taxes. If the

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

The current global economy has shown signs of weakening and continues to show these signs; its impact may be far reaching. As a result, the Company may be exposed to risks related to defaults from its suppliers, customers, as well as, from the counterparties to its purchased call options, sold warrants and cross currency swap arrangements that are beyond the Company’s control. Key suppliers could fail to deliver agreed upon goods or services. Customers may not be able to obtain financing for their clinical trials with the Company, which may result in the delay or cancellation of these trials. Additionally, customers may not be able to pay or may pay receivables more slowly than in the past resulting in bad debt expenses or poor cash flows. The purchasers of the call options, sold warrants and cross currency swaps could become insolvent resulting in an inability to honor their commitments or in unanticipated dilution should the target conversion price terms be met.

Change in government regulation or healthcare reform could adversely affect the Company.

Government agencies regulate the drug development process utilized by the Company in its work with biopharmaceutical companies. Changes in regulations that simplify the drug approval process or increases in regulatory requirements that lessen the research and development efforts of the Company’s customers could negatively affect it. In addition, any failure on the Company’s part to comply with existing regulations or in the adoption of new regulations could impair the value of its services and result in the termination of or additional costs under its contracts with customers. Comprehensive healthcare reform could reduce the demand for services which could reduce revenues. Legislation creating downward pressure on the prices for drugs that pharmaceutical and biotechnology companies can charge could reduce the amount of revenue the Company could earn from projects outsourced to it. Healthcare reform outside the U.S. could also adversely impact the Company’s revenues and profitability.

The Company’s international operations are subject to numerous risks.

The Company has international operations in many foreign countries, including, but not limited to, South Africa, India and countries in Eastern Europe and Latin America. These operations are subject to risks and uncertainties inherent in operating in these countries, including government regulations, currency restrictions and other restraints, burdensome taxes and political instability. These risks and uncertainties could negatively impact the Company’s ability to, among other things, perform large, global projects for its customers or repatriate cash. Furthermore, the Company’s ability to deal with these issues could be affected by applicable U.S. laws and the need to protect its assets in those locations.

The Company’s financial results are exposed to exchange rate fluctuations.

For the year ended December 31, 2008, approximately 55% of the Company’s net service revenues were derived from operations outside the United States compared to 51% in the same period of 2007. The Company’s consolidated financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could significantly affect the Company’s results of operations, financial position and cash flows as well as its ability to finance large acquisitions outside the United States.

The Company’s quarterly operating results may vary.

The Company’s operating results may vary significantly from quarter to quarter and are influenced by a variety of factors, such as:

•	Exchange rate fluctuations;

•	Timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net service revenues from quarter to quarter.

•	Commencement, completion, execution or cancellation of large contracts;

•	Collections of accounts receivable

•	Progress of ongoing contracts and retention of customers;

•	Timing of and charges associated with completed acquisitions or other events; and

•	Changes in the mix, both in terms of geography and type of services.

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

To remain competitive in the Company’s industry, it must employ information technologies that capture, manage, and analyze the large streams of data generated during the clinical trials we manage in compliance with applicable regulatory requirements. In addition, because the Company provides services on a global basis, it relies extensively on its technology to allow the concurrent conduct of studies and work sharing around the world. As with all information technology, the Company’s systems could become vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures and other unexpected events, as well as to break-ins, sabotage or intentional acts of vandalism. Given the extensive reliance of the Company’s business on this technology and the substantial investment in new technology infrastructure, any substantial disruption or resulting loss of data that is not avoided or corrected by its backup measures could harm its business and operations.

The Company’s business depends on the successful implementation and deployment of its enterprise wide reporting solution and failure could limit the Company’s ability to manage its business and obtain accurate financial reporting.

The Company has made a significant investment in an enterprise resource planning solution which is scheduled to begin deployment in the latter portion of 2009. This major initiative will integrate pricing, sales, project accounting, time reporting, trial management, human resources, billing and general ledger programs to provide management and financial reporting. The failure of this project could result in, among other things, an inability to manage our business, bill and collect accounts receivable or accurately report our financial results. This new technology will also rely on third parties for processing and storing of data, which exposes the Company to additional risks.

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

The nature of the Company’s business exposes it to litigation risk, and it is a party to lawsuits in the ordinary course of its business. While the Company does not believe that the resolution of any currently pending lawsuits against it will, individually or in the aggregate, have a material adverse effect on its business, financial condition or results of operations, it is possible that one or more lawsuits to which it is currently a party to or to which it subsequently becomes a party to, could adversely affect it in the future. In addition, failure to comply with applicable regulatory requirements can result in actions that could adversely affect the Company’s business and financial performance.

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

The Company’s continued operations rely on dependable air travel.

The Company relies heavily on air travel for transport of its employees, and disruption to the air travel system could have a material adverse impact on the Company.

New standards or changes in existing accounting standards issued by the Financial Accounting Standards Board (FASB), SEC or other standard setting bodies may adversely affect the Company’s financial statements and could entail significant expenditures. The application of these standards often requires the use of estimates and assumptions which may materially differ from actual results.

The Company’s consolidated financial statements are currently subject to the application of U.S. Generally Accepted Accounting Principles (GAAP), which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. It is possible that future changes in standards may change the current accounting treatment and that such changes could have a material adverse effect on the Company’s operating results and financial condition. (See Note 1, Critical Accounting Policies, New Accounting Pronouncements for known changes in standards.)

The preparation of the Company’s consolidated financial statements in compliance with GAAP often requires management to make estimates and assumptions based on available information at that time. These estimates and assumptions may ultimately differ from actual results and the impact could have a material adverse effect on the Company’s financial position and results of operations.

Risks related to our Common Stock

Current market conditions have caused significant volatility in the Company’s stock price.

The market price of the Company’s common stock has historically experienced and will continue to experience some volatility. General conditions in the economy and financial markets and other developments affecting the Company or its competitors have caused the market value of the Company’s common stock to decline. This volatility and valuation decline has affected securities issued by many companies in many industries, in addition to the Company’s common stock, often for reasons unrelated to their operating performance.

The Company’s convertible note hedge and warrant transactions may affect the trading price of its common stock.

In connection with the issuance of the Company’s Convertible Notes (see Note 7, Debt), the Company entered into convertible note hedge transactions with the participating Underwriter and JP Morgan Chase (collectively, the counterparties). The convertible note hedge transactions are comprised of purchased call options and sold warrants. The purchased call options are expected to reduce exposure to potential dilution upon the conversion of the Convertible Notes. The Company also entered into warrant transactions with such counterparties. The sold warrants have an exercise price that is approximately 70% higher than the closing price of the Company’s common stock on the date the Convertible Notes were priced. The warrants are expected to provide the Company with some protection against increases in our stock price over the conversion price per share. In connection with these transactions, the counterparties, or their affiliates:

•	May enter into various over-the-counter derivative transactions or purchase or sell the Company’s common stock in secondary market transactions; and

•	May enter into, or may unwind, various over-the-counter derivatives or purchase or sell the Company’s common stock in secondary market transactions, including during any conversion reference period with respect to a conversion of the Convertible Notes.

These activities may have the effect of increasing, or preventing a decline in, the market price of the Company’s common stock. In addition, any hedging transactions by the counterparties, or their affiliates, including during any conversion reference period, may have an adverse impact on the trading price of the Company’s common stock. The counterparties, or their affiliates, are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Notes by purchasing and selling shares of the Company’s common stock or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging. In addition, the Company intends to exercise its purchased call options whenever the Convertible Notes are converted, although not required to do so. In order to unwind any hedge positions with respect to the potential exercise of the purchased call options, the counterparties or their affiliates would expect to sell shares of common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to the Company’s common stock during the conversion reference period for any Convertible Notes that may be converted.

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

The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company’s principal executive offices are located in Cincinnati, Ohio. Early in 2008, the Company entered into a lease extension for these offices which extended the term of the lease from 2009 to 2019 and increased the amount of space leased from approximately 122,000 square feet to approximately 130,000 square feet. The lease extension also provides the Company with an opportunity to lease additional space in the future.

In addition, the Company leases substantial facilities in Durham, North Carolina; Toronto, Canada; Munich, Germany; Camberley, United Kingdom; Edinburgh, United Kingdom; Utrecht, The Netherlands; and Mexico City, Mexico. The Company’s Early Stage operations are located in Morgantown, West Virginia, Toronto, Canada and Utrecht, The Netherlands. The Company also maintains offices in various other North American, European and Asia-Pacific, including Australian locations, as well as in Latin America and South Africa.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock are listed on The NASDAQ Global Select Market LLC® and are traded under the symbol “KNDL.” The following table sets forth the high and low prices for shares of the Company’s Common Stock for the periods indicated.

2008 Quarterly	First	Second	Third	Fourth

Ranges of stock price
High	$51.60	$46.71	$52.00	$45.90
Low	39.07	35.35	35.42	15.86

2007 Quarterly	First	Second	Third	Fourth

Ranges of stock price
High	$39.61	$37.57	$44.51	$51.34
Low	30.02	31.22	34.70	39.02

The number of holders of record of Kendle International Inc. common stock was 147 as of March 2, 2009. This total excludes shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future and, in any event, is restricted from paying dividends under the terms and conditions of its credit facility.

Performance Graph

The following graph compares the five-year cumulative total shareholder returns of the Company’s Common Stock with the NASDAQ Composite Index and the NASDAQ Health Services Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Amoung Kendle International Inc., The NASDAQ Composite Index
And The NASDAQ Health Services Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	Dollar Value of $100 Investment at December 31,
	2003	2004	2005	2006	2007	2008
Kendle International Inc.	100.00	138.80	405.99	496.06	771.61	405.68

NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47

NASDAQ Health Services	100.00	127.29	135.26	141.82	142.06	100.14

Securities Authorized Under Equity Compensation Plans:

The information required for Securities Authorized Under Equity Compensation Plans can be found in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007(1)	2006(2)	2005	2004
	(In thousands except per share data)

Net service revenues	$475,092	$397,584	$283,471	$202,032	$172,888
Reimbursable out-of-pocket revenues	203,489	171,234	90,465	48,607	42,980

Total revenues	678,581	568,818	373,936	250,639	215,868
Cost and expenses:
Direct costs	247,436	204,161	152,826	108,582	96,909
Reimbursable out-of-pocket costs	203,489	171,234	90,465	48,607	42,980
Selling, general and administrative	155,577	125,744	91,796	68,216	59,797
Depreciation and amortization	15,253	14,865	10,403	7,991	9,175
Employee severance and office consolidation costs	—	—	236	—	302
Intangible impairment charge	—	—	8,200	—	—

Total costs and expenses	621,755	516,004	353,926	233,396	209,163
Income from operations	56,826	52,814	20,010	17,243	6,705
Other income (expense):
Interest income	760	1,466	1,939	1,019	400
Interest expense	(9,637)	(14,870)	(6,781)	(460)	(776)
Write-off of deferred financing costs	—	(4,152)	—	—	—
Other	(2,043)	(4,816)	(1,795)	(287)	(873)
Gain on debt extinguishment	—	—	—	300	597

Total other income (expenses)	(10,920)	(22,372)	(6,637)	572	(652)
Income before income taxes	45,906	30,442	13,373	17,815	6,053
Income taxes	16,509	11,755	4,843	7,141	2,481

Net income	$29,397	$18,687	$8,530	$10,674	$3,572

INCOME PER SHARE DATA
Basic:
Net income per share	$1.99	$1.29	$0.60	$0.79	$0.27
Weighted average shares	14,751	14,520	14,323	13,572	13,166
Diluted:
Net income per share	$1.96	$1.26	$0.58	$0.76	$0.27
Weighted average shares	14,993	14,889	14,762	14,120	13,391

CONSOLIDATED BALANCE SHEET DATA(3)

	As of December 31,
	2008	2007	2006	2005	2004

Working capital	$68,595	$60,084	$56,404	$63,992	$40,714
Total assets	555,559	499,723	455,072	184,759	162,680
Total short and long-term debt, including capital leases	200,311	200,455	200,099	4,572	9,853
Total shareholders’ equity	185,143	141,523	140,112	122,504	102,775

(1)	Includes the effects of the January 1, 2007 adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

(2)	Includes the effects of the January 1, 2006 adoption of SFAS 123R, Share-Based Payment.

(3)	From 2004 to 2008, the Company made three acquisitions. See the Acquisitions section of Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to Risk Factors previously discussed in Part 1 Item 1A and the Cautionary Statement for Forward-Looking Information later in this section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth and discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is derived from the Company’s Consolidated Financial Statements and the related notes thereto, which are included herein, and should be read in conjunction therewith.

Company Overview

Kendle International Inc. (the Company or Kendle) is a global clinical research organization (CRO) that delivers integrated clinical development services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services, among other things, on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. The Company operates its business in two reportable operating segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of clinical development services related to Phase II through III clinical trials conducted worldwide, late phase clinical development services related to Phase IIIB and IV clinical trials conducted worldwide, regulatory affairs and biometrics offerings. The Company aggregates its clinical development reporting unit, regulatory affairs reporting unit, and biometrics reporting unit into the Late Stage segment under the aggregation criteria in Statement of Financial Accounting Standards (SFAS) No. 131. The aggregation criteria met includes a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. In addition, the Company reports support functions primarily composed of Human Resources, Information Technology, Sales and Marketing and Finance under the Support and Other category for purposes of segment reporting. A portion of the costs incurred from the support units are allocated to the Early and Late Stage reportable operating segments.

The Company’s revenue recognition process is described later in this MD&A under “Critical Accounting Policies and Estimates.”

Late Stage Segment Contracts

The Company provides services to its customers primarily under “full-service” contracts that include a broad range of services in support of a customer’s clinical trial. These services typically include biometrics, clinical development services for Phase II through IV clinical trials and regulatory affairs. The Company from time to time provides a select number of these services under “limited-service” contracts. The Company usually competes for business awards in a competitive bidding process. In the bidding process, the Company submits a bid that includes a price based upon hourly billing rates for billable employees multiplied by task hours the Company estimates will be necessary to achieve the service assumptions. Upon receiving a business award, the Company and its customer negotiate a contract to memorialize these assumptions and the related price.

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

In each of the foregoing situations, the Company enters into negotiations for a contract amendment to reflect the change in scope or assumptions and the related price. Depending on the complexity of the amendment, the amendment process can take from a few weeks for a simple adjustment, such as a timeline extension, to several months for a complex amendment, such as a change in patient enrollment strategy. Under the Company’s policy, project teams are not authorized to engage in tasks outside the scope of the contract without prior management approval. In limited situations, management may authorize the project team to commence work on activities outside the contract scope while the Company and its customer negotiate and finalize the contract amendment.

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

Although the majority of the Company’s contracts are fixed-price and net service revenues are calculated on a proportional performance or percentage of completion methodology, the Company has seen increasing demand from its customers to move toward a units-based contract methodology in new contracts. It is the Company’s intent to structure more of its contracts under a units-based methodology for calculating net service revenues so the Company expects the percentage of contracts under which net service revenues are recognized using units-based methodology to increase in future periods. Under a units-based contract methodology, amounts recognized as net service revenues are calculated based on units completed in the period multiplied by a unit value or selling price that is outlined in the contract.

A contract amendment, which results in revisions to net service revenues and cost estimates, is recognized in revenue calculations beginning in the period in which the parties reach written agreement to the amendment.

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

Acquisitions

In June 2008, the Company completed its acquisition of DecisionLine Clinical Research Corporation (DecisionLine) and its related company. DecisionLine is a clinical research organization located in Toronto, Ontario specializing in the conduct of early phase studies. The acquisition supports the overall goal of strategic business expansion, and, in particular, expansion of Phase I studies. Please see Note 11 to the Consolidated Financial Statements for further detail regarding this acquisition.

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

The results of operations for these acquisitions are included in the Company’s Consolidated Statements of Operations from the dates of acquisition. For further discussions of these acquisitions, see Notes to the Consolidated Financial Statements.

Recent Developments and CRO Marketplace

The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of its major customers could have a material adverse effect on the Company. The current uncertain economic conditions have caused customers to re-evaluate priorities resulting in increases in contracts for the more promising projects, scaling back and/or canceling other projects. The biopharmaceutical industry is reducing costs and, often, their workforce. The Company may benefit from increased outsourcing on the part of its customers or it may be harmed by a reduction in spending. The Company views the current conditions as an opportunity to attract well qualified candidates to strengthen and improve its operations. Another trend noted by the industry is the decline in prescription drug sales caused by cost conscious patients opting for less expensive generic drugs or none at all. This is both an opportunity and a challenge for the Company, as its customers will need to find less costly, more efficient research options often through the establishment of strategic alliances or partnerships. The Company believes it is well positioned for this development. The current conditions have also impacted the credit environment, making the obtaining of financing difficult for some customers. The Company is proactively monitoring outstanding accounts receivable and strives to remain in a cash positive position on its riskier customers.

In addition, the volatility of currency exchange rate fluctuations has a significant impact on the Company as more of its business is earned outside the United States. Fluctuations in exchange rates are not predictable with any degree of accuracy or foreseeable.

In January 2009, the Company eliminated a substantial portion of the note payable between the U.S. subsidiary and the U.K. subsidiary. In connection with this transaction, the Company also terminated its Pound Sterling foreign currency hedge arrangement. Please see Item 7A Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Hedges section for more information. At December 31, 2008, the value of the hedge arrangement related to the U.S. dollar and Pound sterling was approximately $18.3 million. At the time of termination of the hedge in January, the Company received approximately $17.1 million in cash proceeds resulting from this termination.

Results of Operations

Information to be discussed regarding segments is outlined in the below table:

	Early	Late	Support
	Stage(b)	Stage(c)	& Other(d)	Total
	(In thousands)

Year ended December 31, 2008
Net service revenues	$35,199	$430,317	$9,576	$475,092
Income from operations	$6,177	$105,140	$(54,491)	$56,826
Operating Margin %(a)	17.5%	24.4%	—	12.0%
Year ended December 31, 2007
Net service revenues	$21,373	$366,379	$9,832	$397,584
Income from operations	$2,941	$85,971	$(36,098)	$52,814
Operating Margin %(a)	13.8%	23.5%	—	13.3%
Year ended December 31, 2006
Net service revenues	$23,328	$254,954	$5,189	$283,471
Income from operations	$(2,855)	$66,631	$(43,766)	$20,010
Operating Margin %(a)	(12.2)%	26.1%	—	7.1%

(a)	Expressed as a percentage of net service revenues.

(b)	The Early Stage segment results for the twelve months ended December 31, 2008 include the June (acquisition date) through December operating results of DecisionLine.

(c)	The Late Stage segment results for the twelve months ended December 31, 2006 include the April (acquisition date) through December operating results of IC-Research and the August (acquisition date) through December operating results of CRL Clinical Services.

(d)	Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal.

Year Ended December 31, 2008 (2008) Compared with Year Ended December 31, 2007 (2007)

Net Service Revenues

Net service revenues increased 19% to $475.1 million for 2008 from $397.6 million in 2007. Exchange rate fluctuations had a minimal impact on net service revenues for the full year.

Net service revenues in the Early Stage segment increased approximately $13.8 million to approximately $35.2 million in 2008 compared to $21.4 million in 2007. The majority of this increase is attributable to the DecisionLine acquisition as net service revenues from DecisionLine were approximately $12.8 million for the period from June 2008, date of acquisition, through the end of the year. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia decreased by approximately $0.1 million in 2008 compared to 2007 while net service revenues at the Phase I unit in the Netherlands increased by approximately $1.1 million in 2008 compared to 2007. The decline in net service revenue at the Company’s Early Stage unit in Morgantown was due partially to a third quarter of 2008 contract delay of two studies. The majority of the work on these contracts is expected to be completed in the first quarter of 2009.

Net service revenues in the Late Stage segment increased approximately 17% to $430.3 million in 2008 compared to $366.4 million in 2007.

Net service revenues in North America and Europe increased by approximately 16% and 15%, respectively, in 2008 compared to 2007 primarily due to larger projects awarded to the Company. Net service revenues in Latin America increased 88% to $39.0 million as the Company’s customers continue to look toward Latin America, Asia-Pacific and other lower cost emerging regions to conduct clinical trials. Net service revenues in Asia-Pacific increased by approximately 29% in 2008 compared to 2007. Although the Company continues to expect strong demand for clinical trial services in Latin America and Asia-Pacific to continue in the future, the Company does not expect the rate of net service revenue increase to continue at the levels experienced in 2008.

A summary of net service revenues by geographic region for 2008 and 2007 is presented below:

	For the Year Ended December 31,
	2008		2007
	Net Service		Net Service
	Revenues	% of Revenue	Revenues	% of Revenue	% of Growth
	(In thousands)

North America	$229,346	48%	$198,242	50%	16%
Latin America	38,996	8%	20,784	5%	88%
Europe	189,528	40%	165,195	42%	15%
Asia-Pacific	17,222	4%	13,363	3%	29%

Total	$475,092		$397,584		19%

Net service revenues from the Company’s top five customers accounted for approximately 27% and 25% of net service revenues in 2008 and 2007, respectively. No customer accounted for more than 10% of total net service revenues for 2008 or 2007.

Reimbursable Out-of-Pocket Revenues/Expenses

Reimbursable out-of-pocket revenues and expenses fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses increased 19% to $203.5 million in 2008 from $171.2 million in 2007. The increase is due primarily to an increase in the number of studies in which the Company is procuring investigator services as well as to an increase in size of those studies.

Operating Expenses

Direct costs increased by 21% from $204.2 million in 2007 to $247.4 million in 2008. The increase in direct costs is attributable to the increased hiring of billable employees to support the growth in the overall business. Direct costs expressed as a percentage of net service revenues were 52.1% in 2008 compared to 51.4% in 2007. The slight increase in direct costs as a percentage of net service revenues in 2008 is due in part to additional direct costs of approximately $4.9 million recorded in the fourth quarter of 2008 due to a programming issue unique to one study and one customer. As a result of the programming issue, the Company will need to rework the project, resulting in additional direct costs accrued at December 31, 2008. The Company is in the process of working with its insurance provider to recover direct cost amounts that might be covered under the terms of the Company’s insurance coverage. However, under the provisions of SFAS No. 5, any such recovery would be considered a gain contingency. Accordingly, no receivable has been recorded at December 31, 2008 related to potential insurance recovery. Any insurance proceeds received would serve to reduce direct costs in future periods.

Selling, general and administrative expenses increased $29.9 million, or 24%, from $125.7 million in 2007 to $155.6 million in 2008. The increase is primarily due to increases in employee-related costs from the Company’s increase in headcount. Average headcount, which includes both billable and nonbillable associates, for 2008 increased by 20% when compared with 2007; which is in line with the Company’s efforts to build infrastructure to support the Company’s growth. The increase in employee-related costs is comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.7% in 2008 compared to 31.6% in 2007.

Depreciation and amortization expense increased by $0.4 million, from $14.9 million in 2007 to $15.3 million in 2008. The increase is primarily due to increased amortization expense of approximately $952,000 related to amortization of a customer relationship asset acquired in the June 2008 acquisition of DecisionLine offset partially by a decline in amortization expense on certain finite-lived intangible assets acquired in the 2006 acquisition of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc.. Finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition. In addition, depreciation expense increased as a result of new asset purchases in 2008 and the related depreciation thereon.

Income from operations in 2008 increased to $56.8 million, or 12.0% of net service revenues, compared to $52.8 million, or 13.3% of net service revenues in 2007. The overall decline in operating income as a percentage of net service revenues was due in part to a revenue reduction of $2.3 million and additional direct costs of $4.9 million due to the programming issue on one project and the related rework discussed above as well as an overall decline in the utilization of billable associates in 2008 compared to 2007. The revenue reduction and additional direct costs due to the programming issue is included in the Company’s Support and Other category for purposes of segment reporting.

Income from operations from Kendle’s Early Stage segment in 2008 was $6.2 million, or 17.5% of net service revenues compared to Early Stage income from operations of $2.9 million, or 13.8% of net service revenues in 2007. The primary reason for the increase in operating margin in Early Stage in 2008 was due to operating income from DecisionLine of approximately $2.2 million and an increase in operating income at the Company’s Phase I unit in the Netherlands.

Income from operations from Kendle’s Late Stage segment in 2008 was $105.1 million or 24.4% of net service revenues compared to Late Stage income from operations of $86.0 million, or 23.5% of net service revenues in 2007. The increase in income from operations as a percentage of net services revenues for the Late Stage segment for the year ended December 31, 2008 compared to the same period in 2007 is primarily due to the growth in the Company’s Late Stage operations in lower-cost, emerging markets in Latin America and Asia-Pacific.

Other Income/(Expense)

Total other income (expense) was expense of $10.9 million in 2008 compared to expense of $22.4 million in 2007.

The components of Other Income/Expense were as follows for the periods presented:

	For the Year Ended December 31,
	2008	2007
	(In thousands)

Interest expense	$(9,637)	$(14,870)
Interest income	760	1,466
Write-off of deferred financing costs	—	(4,152)
Foreign currency gains/(losses)	(1,006)	(4,513)
Other	(1,037)	(303)

Total	$(10,920)	$(22,372)

In 2008, the Company incurred interest expense of approximately $9.6 million compared to interest expense of approximately $14.9 million in 2007. Interest expense decreased due to a lower interest rate on the Convertible Notes outstanding in 2008 compared to the interest rate on the term loan outstanding during 2007 prior to its payoff in the third quarter of 2007. See Note 1, New Accounting Pronouncements for a discussion of the impact of a recently issued accounting pronouncement affecting these Convertible Notes.

In the first quarter of 2007, the Company entered into interest rate swap and collar arrangements to fix the rate on a portion of its then outstanding term debt. The derivative arrangements were not designed for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Consolidated Statements of Operations. In the fourth quarter of 2007, the Company terminated the interest rate swap and paid $881,000 to reflect the amounts due upon termination of the swap. Total 2007 losses related to the interest rate swap/collar arrangements, including the $881,000 paid upon termination of the swap arrangement, were approximately $1.3 million. Losses related to the interest rate swap/collar arrangements are reflected in interest expense in the Company’s Consolidated Statements of Operations.

Interest income decreased by approximately $706,000 in 2008 due to smaller cash and investment balances, as well as a decline in interest rates, in 2008 compared to 2007. In addition, the Company used available cash to finance its June 2008 acquisition of DecisionLine.

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

In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Consolidated Statements of Operations. In 2008, the Company recorded gains of approximately $2.4 million related to exchange rate fluctuations on these intercompany notes and the related derivative instruments compared to gains of approximately $1.4 million related to the intercompany notes and derivative instruments in 2007.

In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate losses of approximately $3.4 million in 2008 compared to losses of approximately $5.9 million in 2007. The foreign exchange losses in 2008 were due primarily to the weakening of the British pound against the Euro as the Company has a large amount of euro denominated payables in countries that have a functional currency of the British pound. The foreign exchange loss in 2007 was due to the weakening of the British pound against the Euro and the weakening of the U.S. dollar against both the British pound and the Euro. As the Company increases its global contracts, it is increasingly exposed to fluctuations in exchange rates.

The exchange rate transaction gains and losses typically occur when the Company holds assets and/or liabilities in a currency other than the functional currency of the reporting location. With the exception of the hedge arrangements on intercompany notes referred to above, the Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. The Company is evaluating ways to mitigate the impact of foreign currency exchange rates in the future. For example, the Company is putting in place an intercompany procedure to allow for regular settlement of global intercompany balances.

Income Taxes

The Company recorded tax expense at an effective rate of approximately 36.0% in 2008 compared to approximately 38.6% in 2007. The decrease in the effective income tax rate in 2008 is primarily due to the distribution of income among the Company’s non-U.S. subsidiaries. In addition, in 2008 the Company recorded an additional tax benefit of approximately $3.3 million related to the recognition of tax benefits that were previously unrecognized in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. In 2007 the Company had recorded additional tax expense of approximately $416,000 related to that same pronouncement.

Net Income

The net income for 2008 was approximately $29.4 million or $1.96 per diluted share and $1.99 per basic share.

The net income for 2007 was approximately $18.7 million, or $1.26 per diluted share and $1.29 per basic share.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006 (2006)

Net Service Revenues

Net service revenues increased 40% to $397.6 million for 2007 from $283.5 million in 2006. The 40% increase includes a 6% increase due to the impact of foreign currency exchange rate fluctuations. As Kendle and CRL Clinical Services have integrated project teams and net service revenue is recognized on integrated labor hours and costs, it is difficult to precisely determine the amount of 2007 and third and fourth quarter 2006 revenue that is attributable to the acquisition of CRL Clinical Services. The Company estimates that a significant portion of the growth in net service revenues is due to this acquisition.

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

Net service revenues in North America and Europe increased by approximately 28% and 50%, respectively, in 2007 compared to 2006 primarily due to the impact of the CRL Clinical Services acquisition, strong demand for Phase II-IV services and larger projects awarded to the Company. Net service revenues in Latin America increased by more than 100% to $20.8 million, due to increased customer demand for clinical trials in the region. Net service revenues in Asia-Pacific increased by approximately 68% in 2007 compared to 2006 due to increased customer demand for clinical trials in the Asia-Pacific region.

A summary of net service revenues by geographic region for 2007 and 2006 is presented below:

	For the Year Ended December 31,
	2007		2006
	Net Service		Net Service
	Revenues	% of Revenue	Revenues	% of Revenue	% of Growth
	(In thousands)

North America	$198,242	50%	$155,469	55%	28%
Latin America	20,784	5%	10,240	3%	103%
Europe	165,195	42%	109,808	39%	50%
Asia-Pacific	13,363	3%	7,954	3%	68%

Total	$397,584		$283,471		40%

Net service revenues from the Company’s top five customers accounted for approximately 25% and 28% of net service revenues in 2007 and 2006, respectively. No customer accounted for more than 10% of total net service revenues for 2007. Net service revenues from Pfizer Inc. accounted for approximately 12% of the total 2006 net service revenues. No other customer accounted for more than 10% of 2006 net service revenues. A primary reason for the shifts in the above referenced revenue metrics was the CRL Clinical Services acquisition, which strengthened the Company’s role in global clinical trials and assisted in diversifying the customer base.

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

Income from operations from Kendle’s Early Stage segment in 2007 was $2.9 million, or 13.8% of net service revenues compared to Early Stage loss from operations of $2.9 million in 2006. The Early Stage loss from operations in 2006 was due to the $8.2 million impairment charge discussed above.

Income from operations from Kendle’s Late Stage segment in 2007 was $86.0 million or 23.5% of net service revenues compared to Late Stage income from operations of $66.6 million, or 26.1% of net service revenues in 2006. The decrease in income from operations as a percentage of net services revenues for the year ended December 31, 2007 compared to the same period of 2006 is primarily due to two factors. First, during 2007, the Company increased its support infrastructure to support the increase in Late Stage net service revenue. This growth in infrastructure resulted in an increase in support type costs allocated to the Late Stage segment. In addition, amortization expense related to finite-lived intangible assets acquired in the CRL Clinical Services acquisition increased from $2.4 million in 2006 to $4.2 million in 2007.

Other Income/(Expense

Total other income (expense) was expense of $22.4 million in 2007 compared to expense of $6.6 million in 2006.

The components of Other Income/Expense were as follows for the periods presented:

	For the Year Ended December 31,
	2007	2006
	(In thousands)

Interest expense	$(14,870)	$(6,781)
Interest income	1,466	1,939
Write-off of deferred financing costs	(4,152)	—
Foreign currency gains/(losses)	(4,513)	(1,562)
Other	(303)	(233)

Total	$(22,372)	$(6,637)

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

In June 2006, the Company paid the remaining outstanding balance of approximately $3.0 million under a prior term loan and terminated the agreements related to the loan. In August 2006, the Company borrowed $200 million under a term loan agreement in connection with the closing and purchase of CRL Clinical Services. Therefore, this new term loan had outstanding principal for approximately 4.5 months in 2006 and for approximately seven months of 2007 until the Company paid off this term loan with proceeds from the sale of Convertible Notes discussed below.

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

In addition to the gains on the foreign currency hedge arrangements, discussed above, the Company recorded foreign exchange rate losses of approximately $5.9 million in 2007 compared to losses of approximately $1.6 million in 2006. The increased foreign exchange rate loss was due to the continued weakening of the U.S. dollar against the British pound and the Euro as well as an increase in the number of global contracts the Company entered into in 2007, leading to increased exchange rate exposure. The exchange rate transaction losses typically occur when the Company holds assets and/or liabilities in a currency other than the functional currency of the reporting location. With the exception of the hedge arrangements on intercompany notes referred to above, the Company did not have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows.

Income Taxes

The Company recorded tax expense at an effective rate of approximately 38.6% in 2007 compared to approximately 36.2% in 2006. The increase in the effective income tax rate in 2007 is primarily due to the distribution of income among the Company’s non-U.S. subsidiaries. In addition, in 2007 the Company recorded additional expense of approximately $416,000 related to FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. In the fourth quarter of 2006, the Company recorded a tax charge of approximately $921,000 related to the tax effect of a dividend declared in the course of setting up an intercompany note between the Company’s German and U.S. entities. In 2006, the Company also recorded a valuation allowance of approximately $230,000 related to state and local net operating loss carryforwards. Because Kendle operates on a global basis, the effective tax rate may vary from year to year based on the locations that generate the pre-tax earnings.

Net Income

The net income for 2007, including the effects of amortization of 2006 acquired intangibles and the write-off of deferred financing costs (items totaling approximately $5.3 million or $0.35 per diluted share) was approximately $18.7 million or $1.26 per diluted share and $1.29 per basic share.

The net income for 2006, including the effects of amortization of 2006 acquired intangibles, acquisition-related expenses and the intangible impairment charge (items totaling approximately $7.4 million, net of tax or $0.50 per diluted share) was approximately $8.5 million, or $0.58 per diluted share and $0.60 per basic share.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $35.2 million at December 31, 2008 compared to approximately $45.5 million at December 31, 2007. In 2008, cash and cash equivalents decreased by $10.3 million as a result of cash provided by operating activities of $37.1 million offset by cash used in investing activities of $46.3 million and cash provided by financing activities of $2.6 million. The negative effect of foreign exchange rates on cash and cash equivalents was approximately $3.8 million. In addition, the Company has restricted cash of approximately $884,000 at December 31, 2008 compared with $844,000 at December 31, 2007, which represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer.

Net cash provided by operating activities consisted primarily of net income increased by non-cash adjustments (primarily depreciation and amortization). The change in net operating assets used $6.0 million in cash in 2008 primarily driven by an increase in accounts receivable partially offset by an increase in advanced billings. The change in net operating assets provided $22.6 million in cash in 2007 primarily due to increases in advance billings and accrued liabilities partially offset by an increase in accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Accounts receivable, net of advance billings, increased from $57.1 million at December 31, 2007, to $63.4 million at December 31, 2008.

Cash flows used for investing activities for the year ended December 31, 2008 consisted primarily of capital expenditures of $27.1 million, the acquisition of DecisionLine for $18.1 million and a $1.1 million payment to terminate the interest rate collar. Cash flows from investing activities for the year ended December 31, 2007 consisted primarily of capital expenditures of $15.3 million and additional acquisition expenses of approximately $1.0 million offset by cash of $3.1 million received by the Company related to the settlement of the final working capital amount in the purchase of CRL Clinical Services.

Cash flows provided by financing activities for the year ended December 31, 2008 excluding the offsetting effects of drawdowns and repayments of the revolving credit facility consisted primarily of $2.2 million in proceeds from stock option activity. Cash flows from financing activities for the year ended December 31, 2007 consisted primarily of proceeds from the sale and issuance of the Convertible Notes of $200.0 million offset by payments of $199.5 million on the Company’s term note, debt issuance costs of $6.9 million, of which $6.6 million was associated with the issuance of the Convertible Notes, and net payments of $18.1 million related to the purchase of bond hedges and proceeds from the issuance of warrants, also related to the sale and issuance of the Convertible Notes.

Cash used for capital expenditures was $27.1 million, $15.3 million and $8.8 million in 2008, 2007 and 2006, respectively.

In August 2006, in conjunction with its acquisition of CRL Clinical Services, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility is comprised of a $200 million term loan that matures in August 2012 and a revolving loan commitment that expires in August 2011. The balance of the $200 million term loan was paid off in the third quarter of 2007 with proceeds from the Convertible Notes discussed below. The original revolving loan commitment was $25 million and was increased to $53.5 million under an amendment to the Facility and an Increase Joinder Agreement, which was entered into on June 27, 2007 and shortly thereafter permitted the Company to increase the revolving loan commitment. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. The Company is in compliance with the covenants at December 31, 2008. The Company is in the process of seeking an amendment to the Facility to adjust certain of its financial covenants. There can be no assurances that the Company will be successful in obtaining this amendment. Management does not believe it is essential to its operations to obtain this amendment, however, it may limit our ability to pursue future opportunities.

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

The Convertible Notes bear interest at an annual rate of 3.375%, payable semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment having been made on January 15, 2008. The Convertible Notes are convertible at the option of the holder into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $47.71 per share (approximating 20.9585 shares per $1,000 principal amount of the Convertible Notes), upon the occurrence of certain events, including (1) any calendar quarter ending after September 30, 2007 in which the closing price of the Company’s common stock is greater than 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $47.71 per share); (2) any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of that period is equal to or less than 97% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate; (3) upon specified corporate transactions including consolidation or merger; and (4) any time during the period beginning on January 1, 2012 until the close of business on the second business day immediately preceding July 15, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Note Indenture, holders of the Convertible Notes may require the Company to repurchase the Convertible Notes. If upon the occurrence of such events in which the holders of the Convertible Notes exercise the conversion provisions of the Convertible Notes, the Company will need to remit the principal balance of the Convertible Notes to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter. As of December 31, 2008, the Convertible Notes are classified as long-term in the accompanying Consolidated Balance Sheets.

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

The accounting for the above mentioned Convertible Notes in future periods will be affected by the issuance of APB 14-1. Please see Note 1, New Accounting Pronouncements.

Concurrent with the sale of the Convertible Notes, the Company purchased convertible bond hedges from the Underwriter and JP Morgan Chase (collectively, the counterparties), which are designed to mitigate potential dilution from the conversion of the Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $47.71. Under the bond hedges that cover approximately 4.2 million shares of the Company’s common stock, the counterparties are required to deliver shares of the Company’s common stock in the amount that the Company is obligated to deliver to the holders of the Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by the Company by reason of any additional premium relating to the Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate pursuant to the indenture governing the Convertible Notes. The bond hedges expire at the close of trading on July 15, 2012, which is also the maturity date of the Convertible Notes although the counterparties will have ongoing obligations with respect to Convertible Notes properly converted on or prior to that date of which the counterparties have been timely notified.

In addition, the Company issued warrants to the counterparties that could require the Company to issue up to approximately 4.2 million shares of the Company’s common stock on expiration dates consisting of the 100 consecutive business days beginning on and including January 15, 2013 (European style). The strike price is $61.22 per share, which represented a 70% premium over the closing price of the Company’s shares of common stock on July 10, 2007.

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

As of December 31, 2008, $200.0 million was outstanding under the Convertible Notes, no amounts were outstanding under the revolving credit loan and no amounts were outstanding under the Multicurrency Facility.

The weighted-average interest rate in effect on the term loan for the first seven months of 2007 was approximately 7.82%.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2008, are as follows:

	Year	Years	Years	Years
	2009	2010-2011	2012-2013	After 2013	Total
	(In thousands)

Capital lease obligations (including interest)	$197	$127	$—	$—	$324
Operating Leases	17,653	27,337	17,531	27,505	90,026
Debt payments(1)	—	—	200,000	—	200,000
Interest on debt(2)	6,750	13,500	3,656	—	23,906
Foreign currency hedge arrangements(3)	—	—	17,853	—	17,853
FIN 48 obligation, including interest and penalties(4)	—	—	—	—	—

Total	$24,600	$40,964	$239,040	$27,505	$332,109

Short-term obligations arising in the ordinary course of business are excluded from the above table.

(1)	Under the terms of the Convertible Notes, the Convertible Notes are convertible into shares of the Common Stock upon the occurrence of various factors described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis. The above table assumes no conversion with the principal amount of the Convertible Notes paid at the maturity date of July 15, 2012.

(2)	The interest rate used in the calculation of interest was 3.375% which represents the cash coupon obligation.

(3)	Based on December 31, 2008 fair value of foreign currency hedge arrangements maturing in 2012. See MD&A Recent Developments and CRO Activity for recent activity related to this hedge.

(4)	FIN 48 obligations of $1.8 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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

Percentage-of-Completion

With respect to certain fixed price contracts, costs are incurred for performance of each contract and compared to the estimated budgeted costs for that contract to determine a percentage of completion on the contract. The percentage of completion is then multiplied by the contract value to determine the amount of revenue recognized. The contract value equals the value of the services to be performed under the contract as determined by aggregating the labor hours estimated to be incurred to perform the tasks in the contract at the agreed rates. Contract value excludes the value of third-party and other pass-through costs. As the work progresses, original estimates might be changed as a result of management’s regular contract review process.

Management regularly reviews the budget on each contract to determine if the budgeted costs accurately reflect the costs that the Company will incur for contract performance. The Company reviews each contract’s performance to date, current cost trends and circumstances specific to each contract. The Company estimates its remaining costs to complete the contract based on a variety of factors, including:

•	Actual costs incurred to date and the work completed as a result of incurring the actual costs;

•	The remaining work to be completed based on the timeline of the contract as well as the number of incomplete tasks in the contract; and

•	Factors that could change the rate of progress of future contract performance.

Examples of factors included in the review process that could change the rate of progress of future contract performance are: patient enrollment rate, changes in the composition of staff on the project or other customer requirements, among other things.

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

A contract amendment, which results in revisions to net service revenues and cost estimates, is recognized in the percentage-of-completion calculations beginning in the period in which the parties reach written agreement to the amendment. (See also Company Overview section of MD&A for a description of the contract amendment process.) Historically, the aggregate value of contract amendments signed in any year represents 15% to 20% of annual sales. Although the majority of the Company’s contract amendments relate to future services, the Company and its customers may execute contract amendments for services that the Company already has performed. In these circumstances, net service revenue from past services performed is recognized in the current period. Historically, the impact of such amendments on results of operations has not been material.

Under the Company’s policy, project teams are not authorized to engage in tasks outside the scope of the contract without prior management approval. In limited situations, management may authorize the project team to commence work on activities outside the contract scope while the Company and its customer negotiate and finalize the contract amendment. When work progresses on unsigned, unprocessed contract amendments, the Company reviews the direct costs incurred, and, where material defers such costs on the balance sheet. In addition, the impact of such costs on the estimates to complete is considered and, where material, the estimates are adjusted. Historically, neither the deferred costs nor the impact on estimates have been material.

The Company believes that total costs constitute the most appropriate indicator of the performance of fixed price contracts because the costs relate primarily to the amount of labor hours incurred to perform the contract. The customer receives the benefit of the work performed throughout the contract term and is obligated to pay for services once performed. Accordingly, the Company believes that an input measure of cost is a reasonable surrogate for an output measure under the proportional performance model and is consistent with the revenue recognition concepts of Staff Accounting Bulletin (SAB) 104, Revenue Recognition.

Units-Based

Although the majority of the Company’s contracts are fixed-price and net service revenues are calculated on a percentage of completion methodology as discussed above, the Company has seen increasing demand from its customers to move toward a units-based contract methodology in new contracts. It is the Company’s intent to structure more of its contracts under a units-based methodology for calculating net service revenues so the Company expects the percentage of contracts under which net service revenues are recognized using units-based methodology to increase in future periods. Under a units-based contract methodology, amounts recognized as net service revenues are calculated based on units completed in the period multiplied by a unit value or selling price that is outlined in the contract.

For a units-based contract, a typical unit could include such things as completion of a monitoring visit, monthly site management units or case report form pages entered. The Company tracks the units completed for each unit category included in the contract. Net service revenue is recognized monthly based on the units actually completed in the period at the agreed upon unit value or selling price. Net service revenue is recognized only up to the number of units contained in each contract. If the Company completes or expects to complete units over and above the number of units initially estimated and contained in the contract, a contract amendment is generated to reflect the additional units needed.

A contract amendment, which results in revisions to net service revenues and expected units or unit values, is recognized in the unit-based net service revenue calculations beginning in the period in which the parties agree to the amendment. (See also Company Overview section of MD&A for a description of the contract amendment process.)

The Company believes that under certain types of contracts the value of the work performed is best captured by calculating net service revenues using the value of units completed. The Company believes that units-based revenue recognition is consistent with the revenue recognition concepts of SAB 104.

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

Because the Company’s business is labor intensive, direct costs historically have increased with an increase in net service revenues. The Company, however, has not experienced any material variations in the relationship between direct costs and net service revenues for the fiscal years ended 2008, 2007 and 2006. The following factors, among others, will cause direct costs to decrease as a percentage of net service revenues:

•	Higher utilization rates for billable employees; and

•	The ability to complete contracted work more efficiently than estimated by the Company.

The following factors, among others, will cause direct costs to increase as a percentage of net service revenues:

•	The occurrence of cost overruns from increased time to complete contract performance;

•	Lower utilization rates for billable employees;

•	Increased costs due to higher-paid employees or contractors performing contract services; and

•	Pricing pressure from increased competition.

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

Accounts Receivable/Allowance for Doubtful Accounts

Billed accounts receivable represent amounts for which invoices have been issued to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been issued to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. The bad debt provision is monitored on a regular basis and adjusted as circumstances warrant. With the exception of a $1.7 million write-off in 2006 of receivables due from one customer, the Company’s allowance for doubtful accounts has been sufficient to cover any bad debt write-offs. Due to the economic climate in the second-half of 2008 and the tightening of the credit markets, the Company increased its bad debt reserve, primarily to cover exposure from a limited number of customers that rely on outside sources to fund their operations. The Company will continue to monitor its bad debt exposure and adjust bad debt reserves as necessary.

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

A fair value approach is used to test goodwill for impairment. The fair value approach compares estimates related to the fair value of the reporting unit with the unit’s carrying amount, including goodwill. The fair value is determined using both the market approach and the income approach using projected discounted cash flows. If the carrying amount of the reporting unit exceeds the fair value, the amount of the impairment loss must be measured. The Company has five reporting units that were tested for impairment: Early Stage, Global Clinical Development, Late Phase, Regulatory Affairs and Biometrics. The Company determined its reporting units using criteria established in SFAS 142. SFAS 142 defines a reporting unit as the components of operating segments for which discrete financial information is available and regularly reviewed by management. At December 31, 2008 and 2007, the fair value of the reporting units exceeded the carrying value, resulting in no goodwill impairment charge.

The estimate of fair value of long-lived assets is inherently subjective and requires the Company to make a number of assumptions and projections. These assumptions and projections relate to future net service revenue, earnings and the probability of certain outcomes and scenarios. If factors change and the Company employs different assumptions in estimating fair value of its long-lived assets, the estimated fair value of these assets could change and result in impairment charges. Please see Item 1A, Risk Factors for discussion of risks and potential risks that may impact future net service revenues, among other things, of the Company.

Internally Developed Software

Pursuant to the guidance included in Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes costs incurred to internally develop software used primarily in the Company’s proprietary clinical trial and data management systems, and amortizes these costs over the useful life of the product, not to exceed five years. Internally developed software represents software in the application development stage, and there is no assurance that the software development process will produce a final product for which the fair value exceeds its carrying value. Internally developed software is an intangible asset subject to impairment write-downs whenever events indicate that the carrying value of the software may not be recoverable. As with other long-lived assets, this asset is reviewed at least annually to determine the appropriateness of the carrying value of the asset and the estimated useful lives. Assessing the fair value of the internally developed software requires estimates and judgment on the part of management. As discussed in Note 1 to the Consolidated Financial Statements, internally developed software is amortized over its estimated useful life of five years. The Company believes the useful life established remains reasonable.

Tax Valuation Allowance and Tax Liabilities

The Company adopted FIN 48 as of January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgments as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and, consequently, the Company’s operating results. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company determines its liability for uncertain tax positions globally under the provisions in FIN 48. At December 31, 2008, the Company has recorded a gross FIN 48 liability of $1.8 million. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result.

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

Interest Rates

The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. At December 31, 2008, no amounts were outstanding under either the Facility or the Multicurrency Facility.

In February 2007, the Company entered into an interest rate swap arrangement and an interest rate collar arrangement to fix the interest rate on a portion of its debt. The Company fixed the interest rate on the total outstanding balance of the term loan through April 30, 2007 at a fixed rate of 5.079% plus the 2.5% margin. Beginning May 1, 2007, the Company fixed the interest rate on $40.0 million of the outstanding term loan at the rate of 5.079% plus the 2.5% margin with an additional $51.0 million covered under the interest rate collar. The collar provided for interest rate protection at a cap of 6.25% and a floor of 3.21%. These agreements were not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge will be recorded in the Company’s Consolidated Statements of Operations. In December 2007, the Company terminated the swap transaction and paid $881,000 to reflect the amounts due upon termination of the swap. Total 2007 losses related to changes in the fair market value of the interest rate swap and collar arrangements, including the $881,000 paid out upon termination of the swap arrangement were approximately $1.3 million. In the first quarter of 2008, the Company terminated the interest rate collar arrangement and paid approximately $1.1 million, of which approximately $382,000 was accrued at December 31, 2007, to reflect the amounts due upon termination of the collar. In the first quarter of 2008, the Company recorded approximately $700,000 in losses related to changes in the fair market value of the interest rate collar arrangement.

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

In 2008, the Company recorded total foreign exchange losses of approximately $3.4 million compared to $5.9 million in 2007 related to the risks described above. As described below, in the first quarter of 2007 the Company entered into foreign currency hedge transactions to hedge exposure related to intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany.

The Company’s Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting the Consolidated Financial Statements. The

Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Cumulative foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $14.5 million at December 31, 2008 and $3.8 million at December 31, 2007.

Foreign Currency Hedges

In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $41.4 million at December 31, 2008 compared to $58.8 million at December 31, 2007. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euros and had an outstanding principal amount of approximately $22.8 million at December 31, 2008 compared to $25.7 million at December 31, 2007. The hedge agreements were not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge are recorded in the Company’s Consolidated Statements of Operations. In 2008, the Company recorded gains of approximately $1.4 million on the Euro hedge transactions and gains of approximately $18.0 million on the Pound Sterling transaction related to the changes in the fair market value of the hedge. The gains on the fair market value of the hedge were offset by foreign exchange losses of approximately $1.3 million on the change in value of the Euro intercompany note and $15.7 million on the change in value of the Pound Sterling intercompany note. In 2007, the Company recorded losses of approximately $1.9 million on the Euro hedge transaction and gains of approximately $300,000 on the Pound Sterling transaction related to the changes in the fair market value of the hedge. The losses on the fair market value of the hedge were offset by foreign exchange gains of approximately $2.6 million on the change in value of the Euro intercompany note and approximately $366,000 on the change in value of the Pound Sterling intercompany note. As it relates specifically to the foreign currency hedges discussed above, a 10% change in the U.S. dollar to Euro and U.S. dollar to Pound Sterling exchange rates would impact pre-tax income by approximately $1.1 million in 2008.

In January 2009, the Company eliminated a substantial portion of the note payable between the US subsidiary and the UK subsidiary, referenced above. In connection with this transaction, the Company also terminated its Pound Sterling foreign currency hedge arrangement referenced above. At December 31, 2008, the value of the hedge arrangement related to the US dollar and Pound sterling was approximately $18.3 million. At the time of termination of the hedge in January, the Company received approximately $17.1 million in cash proceeds resulting from this termination.

Fair Value of Derivative Transactions

The notional amounts and fair values of the Company’s interest rate collar and foreign currency hedges at December 31, 2008 and 2007 are shown below (in thousands).

	As of December 31, 2008		As of December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate collar	$—	$—	$52,000	$(382)
Foreign currency hedges	77,955	17,853	81,098	(1,617)

		$17,853		$(1,999)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data called for by this Item are set forth in pages F-1 to F-36, which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to report.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Based on the Company’s most recent evaluation, which was completed as of the end of the period covered by this Annual Report on Form 10-K, our CEO/Chairman (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Deloitte and Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting and as of December 31, 2008. This report appears below.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

/s/ Candace Kendle Candace Kendle, PharmD	Chairman of the Board of Directors, Chief Executive Officer and Principal Executive Officer	March 16, 2009

/s/ Karl Brenkert III Karl Brenkert III	Senior Vice President, Chief Financial Officer and Principal Financial Accounting Officer	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kendle International Inc.
Cincinnati, Ohio

We have audited the internal control over financial reporting of Kendle International Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 16, 2009

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

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 2, 2009, were as follows:

			Executive
Name	Age	Position	Officer Since

Candace Kendle, PharmD	62	Chief Executive Officer and Chairman of the Board of Directors	1989
Christopher C. Bergen	58	Chief Operating Officer and Director	1989
Karl Brenkert III	61	Senior Vice President, Chief Financial Officer and Secretary	2002
Simon S. Higginbotham	48	President	2004

Background information regarding Dr. Kendle and Mr. Bergen is set forth in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the SEC. Background information regarding Mr. Brenkert and Mr. Higginbotham is set forth in the notes to the table within the section entitled “Securities Ownership of Management” contained in the Company’s definitive Proxy Statement to be filed with the SEC. This information is incorporated herein by reference.

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

The following table presents summary information at December 31, 2008, with respect to all of the Company’s equity compensation plans.

Equity Compensation Plan Information

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price	(Excluding
	Outstanding	of Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights(1)	and Rights(1)	(a))(2)

Equity compensation plans approved by security holders	414,677	$17.35	912,800
Equity compensation plans not approved by security holders	—	—	—
Total	414,677	$17.35	912,800

(1)	Excludes the 2003 Directors’ Compensation Plan under which no options, warrants or rights are granted. This plan has been approved by shareholders for up to 75,000 shares.

(2)	Represents shares available for issuance under the 2007 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) Exhibits — Exhibits set forth below that are on file with the SEC are incorporated by reference as exhibits hereto.

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated July 1, 1997 by and among the Company and Shareholders of U-Gene Research B.V (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
2.2	Escrow Agreement dated June 27, 1997 among the Company, Keating, Muething & Klekamp, P.L.L., Bio-Medical Research Holdings, B.V., Utrechtse Particatiemaatschappij B.V., P.J. Morrison, T.S. Schwarz, I.M. Hoepelman, Ph.K. Peterson, J. Remington, M. Rozenberg-Arska and L.G.W. Sterkman (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
2.3	Share Purchase Agreement dated July 2, 1997 by and among the Company and the Shareholders of GMI Gescellschaft für Angewandte Mathematick und Informatik mbH (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
2.4	Stock Purchase Agreement dated February 11, 1998 by and among the Company and the Shareholders of ACER/EXCEL Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 1997)
2.5	Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The Fifth Third Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
2.6	Registration Rights Agreement dated February 11, 1998 among the Company and Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
2.7	Share Purchase Agreement dated December 23, 1998 by and among the Company and the Shareholders of Research Consultants (International) Holdings Limited (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
2.8	Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian Gregory, Michael Roy Broomby and Peter Nightingale (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
2.9	Option Agreement dated September 9, 1998 by and between the Company and Component Software International, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
2.10	Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
2.11	Multi-Year Strategic Services Agreement dated January 20, 1999 by and between the Company and Component Software International, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
2.12	Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of Health Care Communications, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

Exhibit
Number	Description of Exhibit

2.13	Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of ESCLI S.A. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)
2.14	Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications (1991), Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)
2.15	Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder of Specialist Monitoring Services Limited (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)
2.16	Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D., Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
2.17	Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The Fifth Third Bank, as Escrow Agent (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
2.18	Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of SYNERmedica PTY Limited and SYNERmedica Unit Trust (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
2.19	Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders of AAC Consulting Group, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
2.20	Form of Note Prepayment Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)
2 (a)	Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2002)
2 (b)	Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical and Pharmacologic Research, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2002)
2.21	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006 (Incorporated by reference to the Form 8-K filed with the Commission on May 12, 2006)
3.1	Restated and Amended Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933
3.2	Amended and Restated Code of Regulations (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 1999)
4	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
4.1	Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third Bank, as Rights Agent (Incorporated by reference to the Company’s filing on Form 8-A filed with the Commission on September 7, 1999)
4.2	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association (Incorporated by reference to the Company’s Form S-3 filed with the Commission on April 9, 2007)
4.3	Supplemental Indenture No. 1 dated July 16, 2007 between the Company and LaSalle Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 16, 2007)

Exhibit
Number	Description of Exhibit

10.1	Amended and Restated Shareholders’ Agreement dated June 26, 1997 (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.2	Master Lease Agreement dated November 27, 1996 by and between the Company and Bank One Leasing Corporation, as amended on April 18, 1997 (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.6	Master Equipment Lease dated August 16, 1996 by and between the Company and The Fifth Third Leasing Company (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.7	Lease Agreement dated December 9, 1991 by and between the Company and Carew Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996, January 29, 1997, and February 16, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.8	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.9	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.10	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.11	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.12	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.13	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.14	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.15	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.16	Credit Agreement dated as of August 16, 2006 by and among the Company, certain subsidiary Guarantors, various Lenders, UBS Securities LLC, as Sole Lead Arranger and Sole Bookrunner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, and KeyBank National Association, LaSalle Bank N.A. and National City Bank, as Co-Documentation Agents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006)
(a) First Amended and Restated Credit Agreement dated as of December 11, 2006 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007)
10.17	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006)

Exhibit
Number	Description of Exhibit

10.18	Second Amended and Restated Credit Agreement dated as of April 13, 2007 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)
10.19	Increase Joinder Agreement dated June 27, 2007 among the Company, certain of its subsidiaries, various Lenders, and UBS AG, Stamford Branch as administrative agent for the lenders (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007)
10.20	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007)
10.21	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.22	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.23	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.24	Third Amended and Restated Credit Agreement dated as of December 18, 2007 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)
10.25	Lease Agreement dated February 27, 2008 by and between the Company and Carew Realty, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008)
10.26	Fourth Amended and Restated Credit Agreement dated as of June 20, 2008 among the Company, the several lenders from time to time parties thereto and UBS AG, Stamford Branch, as administrative agent (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
10.30	MANAGEMENT CONTRACTS AND COMPENSATION PLANS
(a) 1995 Stock Option and Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
(b) 1995 Stock Option and Stock Incentive Plan — Individual Stock Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a)) (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
(c) 1997 Stock Option and Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
(c)(1) Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
(c)(2) Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 12, 2000)
(c)(3) Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
(c)(4) Form of Restricted Stock Award Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
(d) Form of Protective Compensation and Benefit Agreement. Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
(e) 1998 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

Exhibit
Number	Description of Exhibit

(e)(1) Amendment No. 1 to 1998 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
(e)(2) Amendment No. 2 to 1998 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
(e)(3) Amendment No. 3 to 1998 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
(e)(4) Amendment No. 4 to 1998 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)
(e)(5) Amendment No. 5 to 1998 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2005)
(f) 2007 Stock Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 9, 2007)
(f)(1) Form of Performance based Stock Unit Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008)
(g) Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on From 8-K filed with the Commission on May 20, 2008)
(h) Nonqualified Deferred Compensation Plan (Incorporated by reference to the Company’s Current Report on From 8-K filed with the Commission on May 20, 2008)
(n) 2003 Directors Compensation Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)
12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
14	Code of Ethics (Available on the Company’s Web site at www.kendle.com)
21	List of Subsidiaries (Filed herewith)
23.1	Consent of Deloitte & Touche LLP (Filed herewith)
24	Powers of Attorney (Filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Filed herewith)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Office (Filed herewith)
32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (Filed herewith)

Kendle International Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kendle International Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Kendle International Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kendle International Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 16, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands except per share data)

Net service revenues	$475,092	$397,584	$283,471
Reimbursable out-of-pocket revenues	203,489	171,234	90,465

Total revenues	678,581	568,818	373,936
Costs and expenses:
Direct costs	247,436	204,161	152,826
Reimbursable out-of-pocket costs	203,489	171,234	90,465
Selling, general and administrative	155,577	125,744	91,796
Depreciation and amortization	15,253	14,865	10,403
Employee severance and office consolidation costs	—	—	236
Intangible impairment charge	—	—	8,200

Total costs and expenses	621,755	516,004	353,926
Income from operations	56,826	52,814	20,010
Other income (expense):
Interest income	760	1,466	1,939
Interest expense	(9,637)	(14,870)	(6,781)
Write-off of deferred financing costs	—	(4,152)	—
Other	(2,043)	(4,816)	(1,795)

Total other income (expenses)	(10,920)	(22,372)	(6,637)
Income before income taxes	45,906	30,442	13,373
Income taxes	16,509	11,755	4,843

Net income	$29,397	$18,687	$8,530

Income per share data:
Basic:
Net income per share	$1.99	$1.29	$0.60
Weighted average shares	14,751	14,520	14,323
Diluted:
Net income per share	$1.96	$1.26	$0.58
Weighted average shares	14,993	14,889	14,762

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2008	2007
	(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$35,169	$45,512
Restricted cash	884	844
Accounts receivable, net	157,971	135,550
Deferred tax asset — current	14,077	11,403
Other current assets	18,439	13,476

Total current assets	226,540	206,785
Property and equipment, net	44,578	32,021
Goodwill	236,329	230,168
Other finite-lived intangible assets, net	19,031	19,464
Long-term deferred tax asset	1,346	1,171
Other assets	27,735	10,114

Total assets	$555,559	$499,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$188	$199
Trade payables	19,015	20,993
Advance billings	94,561	78,402
Other accrued liabilities	44,181	47,107

Total current liabilities	157,945	146,701
Obligations under capital leases, less current portion	123	256
Convertible notes	200,000	200,000
Deferred income tax liabilities	4,424	2,322
Non-current income taxes payable	2,123	3,582
Other liabilities	5,801	5,339

Total liabilities	370,416	358,200
Commitments and contingencies
Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,861,518 and 14,681,029 shares issued and 14,838,466 and 14,657,977 outstanding at December 31, 2008 and 2007, respectively	75	75
Additional paid-in capital	143,608	140,109
Accumulated earnings (deficit)	27,430	(1,967)
Accumulated other comprehensive income:
Foreign currency translation adjustment	14,522	3,798
Less: Cost of common stock held in treasury, 23,052 shares at December 31, 2008 and 2007, respectively	(492)	(492)

Total shareholders’ equity	185,143	141,523

Total liabilities and shareholders’ equity	$555,559	$499,723

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock	Common	Additional		Accumulated	Other	Total
	Number of	Stock	Paid-in	Treasury	Earnings	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Stock	(Deficit)	Income	Equity	Income
	(In thousands except share data)

Balance at January 1, 2006	14,085,756	$75	$147,712	$(393)	$(24,922)	$32	$122,504
Net income					8,530		8,530	8,530
Other comprehensive income:
Foreign currency translation adjustment						2,217	2,217	2,217
Portion of prior year unrealized loss recognized in current year, net of tax						34	34	34
Realized holding loss on available-for-sale securities, net of tax						5	5	5
Net unrealized holding gains on interest rate swap agreement						(8)	(8)	(8)

Comprehensive income								10,778

Shares issued under stock plans	336,585		4,271				4,271
Stock option expense			1,490				1,490
Deferred compensation — restricted stock			(19)				(19)
Income tax benefit from exercise of stock options			1,187				1,187
Treasury stock transaction				(99)			(99)

Balance at December 31, 2006	14,422,341	$75	$154,641	$(492)	$(16,392)	$2,280	$140,112
Net income					18,687		18,687	18,687
Other comprehensive income:
Foreign currency translation adjustment						1,518	1,518	1,518

Comprehensive income								20,205

Shares issued under stock plans	235,636		2,560				2,560
Stock option expense			860				860
Income tax benefit from exercise of stock options			188				188
Note hedge transaction			(42,880)				(42,880)
Issuance of warrants			24,740				24,740
FIN 48 adoption					(4,262)		(4,262)

Balance at December 31, 2007	14,657,977	$75	$140,109	$(492)	$(1,967)	$3,798	$141,523
Net income					29,397		29,397	29,397
Other comprehensive income:
Foreign currency translation adjustment						10,724	10,724	10,724

Comprehensive income								40,121

Shares issued under stock plans	180,489		2,294				2,538
Stock compensation expense			1,030				786
Income tax benefit from exercise of stock options			175				175

Balance at December 31, 2008	14,838,466	$75	$143,608	$(492)	$27,430	$14,522	$185,143

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$29,397	$18,687	$8,530
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,253	14,865	10,403
Intangible impairment charge	—	—	8,200
Deferred income taxes	(6,745)	(5,234)	(3,967)
Income tax benefit from stock option exercises	(175)	(188)	(898)
Compensation expense on stock grants	1,030	879	1,879
Debt issue cost amortization	1,529	5,404	—
Foreign currency exchange loss	4,321	3,770	184
Other	(1,564)	172	338
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(85)	1,587	(441)
Accounts receivable	(28,036)	(16,138)	(27,559)
Other current assets	(3,493)	1,507	(1,262)
Other assets	(317)	(486)	(207)
Trade payables	1,010	2,632	2,806
Advance billings	19,613	18,814	15,895
Accrued liabilities and other	5,318	14,712	3,650

Net cash provided by operating activities	37,056	60,983	17,551
Cash flows from investing activities
Purchase of available-for-sale securities	—	—	(7,027)
Proceeds from sale and maturity of available-for-sale securities	—	—	17,868
Acquisitions of property and equipment	(25,911)	(14,724)	(8,725)
Additions to internally developed software	(1,186)	(531)	(91)
Acquisitions of businesses, less cash acquired	(18,053)	2,154	(231,879)
Other	(1,143)	(722)	(153)

Net cash used in investing activities	(46,293)	(13,823)	(230,007)
Cash flows from financing activities
Proceeds from issuance of long-term debt	37,500	200,000	200,000
Payments of long-term debt	(37,500)	(199,500)	(4,250)
Purchase of note hedges	—	(42,880)	—
Proceeds from the issuance of warrants	—	24,740	—
Proceeds from issuance of common stock	2,241	2,623	3,505
Income tax benefit from stock option exercises	175	188	898
Amounts payable — book overdraft	465	(22)	(65)
Payments on capital lease obligations	(234)	(196)	(382)
Purchase of treasury stock	—	—	(99)
Debt issue costs	—	(6,946)	(5,568)

Net cash provided by (used in) financing activities	2,647	(21,993)	194,039
Effects of exchange rates on cash and cash equivalents	(3,753)	428	897
Net increase (decrease) in cash and cash equivalents	(10,343)	25,595	(17,520)
Cash and cash equivalents
Beginning of year	45,512	19,917	37,437

End of year	$35,169	$45,512	$19,917

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,087	$10,107	$6,198
Cash paid during the year for income taxes	$25,931	$4,870	$7,698
Supplemental schedule of noncash investing and financing activities
Acquisition of equipment under capital leases	$—	$173	$184
Accrued equipment purchases	$(1,090)	$(3,574)	$—
Acquisitions of businesses:
Fair value of assets acquired via cash	$25,432	$(2,154)	$266,850
Fair value of liabilities assumed or incurred	$(7,379)	$—	$(34,971)

Net cash payments / (inflows)	$18,053	$(2,154)	$231,879

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

Business Combinations

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. Fair values are generally determined by using comparisons to market value transactions and present value techniques. The use of a discounted cash flow technique requires significant judgments with respect to expected cash flows to be derived from the assets, the estimated period of time the assets will produce those cash flows and the selection of an appropriate discount rate. Changes in such estimates could change the amounts allocated to individual identifiable assets, the lives over which the assigned values are amortized and the amounts allocated to goodwill. While the Company believes its assumptions are reasonable, if different assumptions were made, the purchase price allocation and the estimated useful lives of amortizable assets could differ substantially from the reported amounts.

Results of operations for acquired entities are included in the Company’s results of operations from the date of acquisition.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R) (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of SFAS 141(R) in connection with all of its potential acquisitions beginning in 2009. On December 31, 2008 third party costs of approximately $205,000 incurred in connection with potential acquisitions that have not closed as of year end were expensed.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly-owned subsidiaries are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at average exchange rates for the quarter. These translation adjustments are recorded as a separate component of Shareholders’ Equity. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations in Other Income (Expense).

Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents consist of demand deposits and money market funds held with financial institutions, with an initial maturity of three months or less.

The Company maintains its demand deposits with certain financial institutions. The balance of one account from time-to-time exceeds the maximum U.S. federally insured amount. Additionally, there is no state insurance coverage on bank balances held in The Netherlands.

At December 31, 2008, the Company held cash of approximately $884,000 that is restricted as to its use as compared to approximately $844,000 at December 31, 2007. The restricted cash represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer.

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

Percentage-of-Completion

With respect to fixed price contracts, costs are incurred for performance of each contract and compared to the estimated budgeted costs for that contract to determine a percentage of completion on the contract. The percentage of completion is then multiplied by the contract value to determine the amount of revenue recognized. The contract value equals the value of the services to be performed under the contract as determined by aggregating the labor hours estimated to be incurred to perform the tasks in the contract at the agreed rates. Contract value excludes the value of third-party and other pass-through costs. As the work progresses, original estimates might be changed as a result of management’s regular contract review process.

Management regularly reviews the budget on each contract to determine if the budgeted costs accurately reflect the costs that the Company will incur for contract performance. The Company reviews each contract’s performance to date, current cost trends and circumstances specific to each contract. The Company estimates its remaining costs to complete the contract based on a variety of factors, including:

•	Actual costs incurred to date and the work completed as a result of incurring the actual costs;

•	The remaining work to be completed based on the timeline of the contract as well as the number of incomplete tasks in the contract; and

•	Factors that could change the rate of progress of future contract performance.

Examples of factors included in the review process that could change the rate of progress of future contract performance are; patient enrollment rate, changes in the composition of staff on the project or other customer requirements, among other things.

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

A contract amendment, which results in revisions to net service revenues and cost estimates, is recognized in the percentage-of-completion calculations beginning in the period in which the parties reach written agreement to the amendment. Historically the aggregate value of contract amendments signed in any year represents 15% to 20% of annual sales, and, like sales, represents future net service revenues. Although the majority of the Company’s contract amendments relate to future services, the Company and its customers may execute contract amendments for services that the Company already has performed. In these circumstances, net service revenue from these services is recognized in the current period. Historically, the impact of such amendments on results of operations has not been material.

Under the Company’s policy, project teams are not authorized to engage in tasks outside the scope of the contract without prior management approval. In limited situations, management may authorize the project team to commence work on activities outside the contract scope while the Company and its customer negotiate and finalize the contract amendment. When work progresses on unsigned, unprocessed contract amendments, the Company reviews the direct costs incurred, and, where material, defers such costs on the balance sheet. In addition, the impact of such costs on the estimates to complete is considered and, where material, the estimates are adjusted. Historically, neither the deferred costs nor the impact on estimates have been material.

The Company believes that total costs constitute the most appropriate indicator of the performance of fixed price contracts because the costs relate primarily to the amount of labor hours incurred to perform the contract. The customer receives the benefit of the work performed throughout the contract term and is obligated to pay for services once performed. Accordingly, the Company believes that an input measure of cost is a reasonable surrogate for an output measure under the proportional performance model and is consistent with the revenue recognition concepts of Staff Accounting Bulletin (SAB) 104, Revenue Recognition.

Units-Based

Although the majority of the Company’s contracts are fixed-price and net service revenues are calculated on a percentage of completion methodology as discussed above, the Company has seen increasing demand from its customers to move toward a units-based contract methodology in new contracts. It is the Company’s intent to structure more of its contracts under a units-based methodology for calculating net service revenues so the Company expects the percentage of contracts under which net service revenues are recognized using units-based methodology to increase in future periods. Under a units-based contract methodology, amounts recognized as net service revenues are calculated based on units completed in the period multiplied by a unit value or selling price that is outlined in the contract.

For a units-based contract, a typical unit could include such things as completion of a monitoring visit, monthly site management units or case report form pages entered. The Company tracks the units completed for each unit category included in the contract. Net service revenue is recognized monthly based on the units actually completed in the period at the agreed upon unit value or selling price. Net service revenue is recognized only up to the number of units contained in each contract. If the Company completes or expects to complete units over and above the number of units initially estimated and contained in the contract, a contract amendment is generated to reflect the additional units needed.

A contract amendment, which results in revisions to net service revenues and cost estimates, is recognized in the unit-based net service revenue calculations beginning in the period in which the parties agree to the amendment.

The Company believes that under certain types of contracts the value of the work performed is best captured by calculating net service revenues using the value of units completed. The Company believes that units-based revenue recognition is consistent with the revenue recognition concepts of SAB 104.

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

Concentration of Credit Risk

Accounts receivable represent amounts due from customers that are concentrated mainly in the biopharmaceutical industry. The concentration of credit risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. The Company monitors the creditworthiness of its customers. Refer to Note 14, Segment Information for additional information regarding revenue concentration.

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

Equipment under capital leases is recorded at the present value of future minimum lease payments and is amortized over the estimated useful lives of the assets, not to exceed the terms of the related leases. Accumulated amortization on equipment under capital leases was approximately $1.4 million at December 31, 2008 compared to $1.7 million at December 31, 2007.

The Company capitalizes costs incurred internally to develop software used primarily in the Company’s proprietary clinical trial and data management systems, and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed five years. Internally developed software costs included in the Consolidated Balance Sheets at December 31, 2008, and 2007 were $17.4 million and $16.3 million, respectively. The related accumulated amortization at December 31, 2008, and 2007 was $15.6 million and $14.9 million, respectively.

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property, plant and equipment, software and investments are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.

Goodwill

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, the Company discontinued the amortization of goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their estimated useful lives.

In accordance with SFAS No. 142, goodwill is evaluated on an annual basis for impairment at the reporting unit level. The Company has five reporting units that are tested for impairment: Early Stage, Global Clinical Development, Late Phase, Regulatory Affairs and Biometrics. Such evaluation is based on a two-step test starting with a comparison of the carrying amount of the reporting unit to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second phase of the test measures the impairment.

In 2008 and 2007, consistent with the above-referenced guidance, the Company analyzed goodwill for impairment by comparing the carrying amounts of the reporting units to the fair values of the reporting units. The fair values of the reporting units were calculated based on the income approach which uses discounted cash flows as well as public information regarding the market capitalization of the Company.

The Company completed the testing in the fourth quarter of 2008. The fair value of the reporting units exceeded the carrying value, resulting in no goodwill impairment for 2008. Similarly, the analysis in the fourth quarter of 2007 resulted in no goodwill impairment for 2007.

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

In July 2002, the Company entered into an interest rate swap agreement to fix the interest rate on its $15 million term loan which was outstanding at that time. The swap was designated as a cash flow hedge. The Company terminated the swap in the second quarter of 2006 in conjunction with paying off the term loan. In February 2007, the Company entered into a hedge agreement to fix the interest rate on a portion of its then existing term debt (see Note 7, Debt) via interest rate swap and collar arrangements. The hedge agreement was not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge were recorded in the Company’s Consolidated Statements of Operations in the line item interest expense. In the fourth quarter of 2007, the Company terminated the swap agreement and in the first quarter of 2008, the Company terminated the collar agreement.

In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions are designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $41.4 million at December 31, 2008. The note between the Company’s U.S. subsidiary and German subsidiary is denominated in Euro and had an outstanding principal amount of approximately $22.8 million at December 31, 2008. The hedge agreements were not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge are recorded in the Company’s Consolidated Statements of Operations in the line item Other, included in the Other Income (Expense) section of this statement. In 2008, the Company recorded gains of approximately $1.4 million on the Euro hedge transaction and gains of approximately $18.0 million on the Pound Sterling transaction related to changes in the fair market value of the hedge. The gains on the fair market value of the hedge were offset by foreign exchange losses of approximately $1.3 million on the change in value of the Euro intercompany note and $15.7 million on the change in value of the Pound Sterling intercompany note. In 2007, the Company recorded losses of approximately $1.9 million on the Euro hedge transaction and gains of approximately $300,000 on the Pound Sterling transaction related to the changes in the fair market value of the hedge. The losses on the fair market value of the hedge were offset by foreign exchange gains of approximately $2.6 million on the change in value of the

Euro intercompany note and approximately $366,000 on the change in value of the Pound Sterling intercompany note.

In January 2009, the Company eliminated a substantial portion of the note payable between the U.S. subsidiary and the U.K. subsidiary, referenced above. In connection with this transaction, the Company also terminated its Pound Sterling foreign currency hedge arrangement referenced above. At December 31, 2008, the value of the hedge arrangement related to the U.S. dollar and Pound sterling was approximately $18.3 million. At the time of termination of the hedge in January, the Company received approximately $17.1 million in cash proceeds resulting from this termination.

Marketing and Advertising Costs

Marketing and advertising costs include costs incurred to promote the Company’s business. Marketing and advertising costs are expensed as incurred. Advertising expense incurred by the Company in the years ended December 31, 2008, 2007 and 2006 was $2.1 million, $2.4 million and $2.0 million, respectively.

Investigator and Project Costs

In addition to various contract costs previously described, the Company incurs costs, in excess of contract amounts, which are reimbursable by its customers. Emerging Issues Task Force (EITF) 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” requires the Company to include amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms. Accordingly, the Company recognizes these costs as part of net service revenues and direct costs.

Net Income Per Share Data

Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The weighted average shares used in computing net income per diluted share have been calculated as follows:

Net Income Per Share Data

	2008	2007	2006
	(In thousands)

Weighted average common shares outstanding	14,751	14,520	14,323
Stock options and non-vested restricted shares	242	369	439

Weighted average shares	14,993	14,889	14,762

Options to purchase approximately 30,000 shares of common stock were outstanding during 2006 but were not included in the computation of earnings per diluted share because the effect would be antidilutive. No options were antidilutive in either 2008 or 2007.

Under EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF 90-19, and because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 7, Debt) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average stock price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted (see Note 7 for full description of Convertible Notes). These conditions have not been met as of December 31, 2008. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

					Incremental Shares
			Total Treasury	Shares Due to the	Issued by the
	Convertible Notes		Method Incremental	Company Under Note	Company Upon
Share Price	Shares	Warrant Shares	Share(1)	Hedges	Conversion(2)

$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	191,993	—	191,993	(191,993)	—
$55.00	555,630	—	555,630	(555,630)	—
$60.00	858,660	—	858,660	(858,660)	—
$65.00	1,115,070	245,070	1,360,140	(1,115,070)	245,070
$70.00	1,334,850	526,993	1,861,843	(1,334,850)	526,993

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. Generally Accepted Accounting Principles.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgments as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and, consequently, the Company’s operating results. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which many not accurately anticipate actual outcomes. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company determines its liability for uncertain tax positions globally under the provisions in FIN 48. At December 31, 2008, the Company has recorded a gross FIN 48 liability of $1.8 million. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result.

As previously referenced, in December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but will depend on the nature, terms and size of the acquisitions consummated after the effective date. One of the changes in accounting for Business Combinations contained in SFAS 141(R) is the treatment of previously unresolved or settled tax related items. Under the provisions of SFAS 141(R), these items no longer adjust goodwill, but are recorded in the current period tax expense. An immaterial portion of the $1.8 million liability for unrecognized tax benefits as of December 31, 2008 relates to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities reverse subsequent to the adoption of SFAS 141(R,) such reversals will affect the income tax provision in the period of reversal. In addition, the Company could benefit from net operating losses incurred by CRL Clinical Services prior to the Company’s 2006 acquisition. No benefit has been recorded in the Company’s Consolidated Financial Statements for this potential deferred tax asset.

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

Restricted/Unrestricted Stock

Non-vested stock (referred to as “restricted stock” in the 1997 Plan) may also be granted pursuant to the 2007 Plan, which replaced the 1997 Plan (defined in Note 8). Non-vested shares typically vest ratably over a three-year period, with shares restricted from transfer until vesting. In 2008 and 2006 the Company granted 24,200 and 250 shares of restricted stock, respectively. No such shares were granted in 2007. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock also may be granted to key employees under the 2007 Plan, which replaced the 1997 Plan. Unrestricted shares vest immediately. The Company granted 10,700 shares of unrestricted Common Stock in 2006. No shares of unrestricted stock were granted in 2008 or 2007.

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

In April 2008, the FASB issued Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the criteria used in determining the useful life of recognized intangible assets. Under FSP 142-3, an entity shall use its own historical experience in determining the useful life of an intangible asset, or in the absence of that experience, shall use assumptions that market participants would use. The entity shall consider the period of expected cash flows, the expected use and its own historical experience in its evaluation. FSP 142-3 must be applied prospectively to the intangible assets acquired in years beginning after December 15, 2008 and early adoption is not permitted. The Company will adopt the provisions of FSP 142-3 in connection with future intangible assets acquired beginning in 2009.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 specifies that issuers of such securities should separately account for the liability and equity components in a manner that will reflect the Company’s nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and requires retroactive application for all periods presented. The Company estimates the impact of adopting APB 14-1 will result in a reduction of its Convertible Notes of approximately $37.7 million and an increase in Additional Paid in Capital of $36.4 million. The Company expects to report an increase in interest expense of $2.7 million and $6.3 million for the periods ending December 31, 2007 and 2008, respectively. The Company also expects to report a decrease in earnings per share for the same periods of $.18 and $.42. The Company’s convertible debt was not outstanding in 2006, therefore there will be no change to previously reported 2006 results.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward the guidance in EITF 01-6 and superseding EITF 01-6. Other issues addressed in EITF 07-5 include addressing situations where the currency of the linked instrument differs from the host instrument and how to account for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has evaluated this statement and estimated that it is not expected to have an impact on its financial position and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. EITF 03-6-01 addresses whether instruments granted in share-based are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has evaluated the impact of this statement on its financial position and results of operations and determined the impact to be immaterial.

2.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2008:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Foreign Currency Hedges	$17,853	$—	$17,853	$—
Money Market Accounts	$16,937	$16,937	$—	$—

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominant market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, the Company adopted the provisions of SFAS 159 and did not elect to apply the fair value option to any eligible financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accruals approximate fair value. The fair value of the Company’s Convertible Notes was approximately 75% of the par value at December 31, 2008.

3.	ACCOUNTS RECEIVABLE:

Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be collected within one year.

	December 31,
	2008	2007
	(In thousands)

Billed (net of allowance)	$94,860	$62,993
Unbilled	63,111	72,557

	$157,971	$135,550

The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might cause collection problems. The balance in allowance for doubtful accounts receivable was as follows:

(In thousands)

Balance at December 31, 2005	$2,057
Invoice write-offs	(1,754)
Allowance acquired via acquisition	199
Additional expense	250

Balance at December 31, 2006	$752
Invoice write-offs	(34)
Additional expense	236

Balance at December 31, 2007	$954
Invoice write-offs	(896)
Additional expense	3,150
Foreign currency adjustments	(141)

Balance at December 31, 2008	$3,067

In the fourth quarter of 2005, the Company recorded a bad debt reserve of approximately $1.7 million associated with one study being conducted in the United Kingdom. In the third quarter of 2006, the receivable was deemed uncollectible and was written-off. Due to the economic climate in the second-half of 2008 and the tightening of the credit markets, the Company increased its bad debt reserve, primarily to cover exposure from a limited number of customers that rely on outside sources to fund their operations. The Company will continue to monitor its bad debt exposure and adjust bad debt reserves as necessary.

4.	PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows:

	December 31,
	2008	2007
	(In thousands)

Furnishings, equipment and other	$85,628	$77,553
Construction in process	9,862	2,815
Equipment under capital leases	1,616	2,068
Less: accumulated depreciation and amortization	(52,528)	(50,415)

Property and equipment, net	$44,578	$32,021

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $9.8 million, $8.9 million and $6.0 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Non-amortizable intangible assets at December 31, 2008, and December 31, 2007, are comprised of:

Goodwill
(In thousands)

Balance at December 31, 2006	$229,598
Additional adjustments	(383)
Foreign currency fluctuations	1,291
Tax benefit to reduce goodwill	(338)

Balance at December 31, 2007	$230,168
Additional amounts acquired	9,073
Additional adjustments	81
Foreign currency fluctuations	(2,655)
Tax benefit to reduce goodwill	(338)

Balance at December 31, 2008	$236,329

In June 2008, the Company acquired approximately $9.1 million of goodwill as a result of its acquisition of DecisionLine, see Note 11, Acquisition. The goodwill and the finite-lived intangible assets acquired in the acquisition are not deductible for income tax purposes.

The Company has an intangible asset representing one customer relationship acquired in the Company’s acquisition of Clinical and Pharmacologic Research, Inc. (CPR). The value of this customer relationship had been $15 million prior to the fourth quarter of 2006 and the useful life had been designated as indefinite. Due to declining revenue from this customer in 2006 and the declining revenue projected for 2007 and future years, the Company determined that the asset was impaired and recorded an $8.2 million impairment charge in 2006. Effective January 1, 2007, the Company assigned a 23-year useful life to the customer relationship due to changes in a number of the conditions around the relationship, including the Company’s decision to market its services to additional customers in the future.

Goodwill and other intangible assets consisted of the following:

	As of December 31,	As of December 31,
	2008	2007
	(In thousands)

Goodwill	$236,329	$230,168

Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,007	$18,000
Non-compete agreements	460	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software(a)	17,427	16,256

Total carrying amount	$48,694	$43,516
Accumulated Amortization:
Customer relationships	$(5,003)	$(1,975)
Non-compete agreements	(460)	(460)
Completed technology	(1,252)	(736)
Backlog	(5,521)	(4,625)
Internally developed software(a)	(15,569)	(14,896)

Total accumulated amortization	$(27,805)	$(22,692)

Net amortizable intangible assets	$20,889	$20,824

Total goodwill and intangible assets	$257,218	$250,992

(a)	Internally developed software is included in Other Assets in the Company’s Consolidated Balance Sheets.

Amortizable intangible assets at December 31, 2008, and December 31, 2007, are composed of:

					(a)
					Internally
	Customer	Non-Compete	Completed		Developed
	Relationships	Agreements	Technology	Backlog	Software
	(In thousands)

Balance at December 31, 2006	$17,317	$87	$2,395	$4,428	$1,811
Additional amounts acquired	—	—	—	—	531
2007 amortization	(1,292)	(87)	(531)	(2,853)	(982)

Balance at December 31, 2007	$16,025	$—	$1,864	$1,575	$1,360
Additional amounts acquired	4,930	—	—	—	1,187
Foreign currency fluctuations	(923)	—	—	—	—
2008 amortization	(3,028)	—	(516)	(896)	(689)

Balance at December 31, 2008	$17,004	$—	$1,348	$679	$1,858

(a)	Internally developed software is included in Other Assets in the Company’s Consolidated Balance Sheets.

The weighted-average useful life of the Company’s Customer Relationship intangible assets is approximately 13 years.

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

Backlog represents backlog acquired in the Company’s August 2006 acquisition of CRL Clinical Services. Value was assigned to backlog by evaluating the expected future economic operating income generated by the backlog. The useful life of the backlog of approximately seven years was determined by evaluating the remaining life of the contracts that compose the backlog acquired.

Internally-developed software is included in Other Assets within the Consolidated Financial Statements. The Company typically amortizes internally-developed software over a five year useful life.

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(In thousands)

2009:	$4,741
2010:	3,678
2011:	3,146
2012:	2,094
2013:	1,318
Thereafter:	5,912

Total	$20,889

For further detail regarding the amortizable assets acquired in 2008, see Note 11, Acquisition.

6.	OTHER ACCRUED LIABILITIES:

Other accrued liabilities at December 31, 2008 and 2007 consisted of the following:

December 31,	2008	2007
	(In thousands)

Accrued compensation and related payroll withholdings and taxes	$16,640	$16,354
Income tax payable	2,895	9,078
Interest payable	3,113	3,102
Other	21,533	18,573

	$44,181	$47,107

7.	DEBT:

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

No amounts were outstanding under the revolving loan at December 31, 2008 and 2007.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations. No amounts were outstanding at December 31, 2008 and 2007.

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

As of December 31, 2008, and December 31, 2007, $200 million was outstanding under the Convertible Notes and is classified as long-term debt in the accompanying Consolidated Balance Sheets.

The Convertible Notes bear interest at an annual rate of 3.375%, payable semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment having been made on January 15, 2008. The Convertible Notes are convertible at the option of the holder into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $47.71 per share (approximating 20.9585 shares per $1,000 principal amount of the Convertible Notes), upon the occurrence of certain events, including (1) any calendar quarter ending after September 30, 2007 in which the closing price of the Company’s common stock is greater than 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $47.71 per share); (2) any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of that period is equal to or less than 97% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate; (3) upon specified corporate transactions including consolidation or merger; and (4) any time during the period beginning on January 1, 2012 until the close of business on the second business day immediately preceding July 15, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Note Indenture, holders of the Convertible Notes may require the Company to repurchase the Convertible Notes. If upon the occurrence of such events in which the holders of the Convertible Notes exercise the conversion provisions of the Convertible Notes, the Company will need to remit the principal balance of the Convertible Notes to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter. As of December 31, 2008, the Convertible Notes are classified as long-term in the accompanying Consolidated Balance Sheets.

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

Concurrent with the sale of the Convertible Notes, the Company purchased Convertible Note hedges from the Underwriter and JP Morgan Chase (collectively, the counterparties), which are designed to mitigate potential dilution from the conversion of the Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $47.71. Under the bond hedges that cover approximately 4.2 million shares of the Company’s common stock, the counterparties are required to deliver shares of the Company’s common stock in the amount that the Company is obligated to deliver to the holders of the Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by the Company by reason of any additional premium relating to the Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate pursuant to the indenture governing the Convertible Notes. The bond hedges expire at the close of trading on July 15, 2012, which is also the maturity date of the Convertible Notes although the counterparties will have ongoing obligations with respect to Convertible Notes properly converted on or prior to that date of which the counterparties have been timely notified.

In addition, the Company issued warrants to the counterparties that could require the Company to issue up to approximately 4.2 million shares of the Company’s common stock on expiration dates consisting of the 100 consecutive business days beginning on and including January 15, 2013 (European style). The strike price is $61.22 per share, which represented a 70% premium over the closing price of the Company’s shares of common stock as reported on The NASDAQ Global Market on July 10, 2007.

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

401(k) Plan

The Company maintains a 401(k) retirement plan covering substantially all U.S. associates that meet minimum age requirements. The Company makes a matching contribution of 50% of each participant’s contribution of up to 6% of salary. The Company’s matching contributions to this plan totaled approximately $1,902,000, $1,873,000 and $1,375,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Option and Stock Incentive Plan

In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the “1997 Plan”) that, as amended, provided for the issuance of up to 3,000,000 shares of the Company’s Common Stock, including both incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. The 1997 Plan expired by its terms on August 14, 2007. See below for a discussion of the successor plan. Participation in the 1997 Plan was at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Directors’ Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan could be granted after its expiration date in August 2007.

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

In 2008, the Company issued shares of non-vested stock (RSUs) that vest over a variety of periods ranging from immediate to 36 months. During the year, 7,100 RSUs were issued, of which 2,400 were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense recognition for the remaining balance of RSUs issued will be recorded on a straight line basis over the term of the specific vesting period.

Also, in the first six months of 2008, the Company issued 15,250 shares of performance-based RSUs. The vesting of these shares is dependent upon a performance condition; the Company meeting a certain EPS target for 2008, and a service condition; as 33% vest on March 15th 2009, 33% vest on January 1, 2010, and 33% vest on January 1, 2011. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 15,250 shares issued, 8,550 were issued in the first quarter of 2008 to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2008, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2008, the full amount of the RSUs granted would immediately vest. The Company therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2008 and recorded the second half of the expense in the third quarter of 2008. Expense for non retirement-eligible associates is being recorded over the vesting period (33 months). In the fourth quarter of 2008, the Company determined that the performance conditions were not met and the retirement eligible associates had not retired. Accordingly, none of the granted shares will vest and therefore all previously recorded expense was reversed.

SFAS 123(R) stock-based compensation expense related to stock options was approximately $786,000, $860,000 and $1.5 million in 2008, 2007 and 2006, respectively. In 2008, stock-based compensation expense caused net income to decrease by approximately $626,000. Stock-based compensation expense in 2007 and 2006 caused net income to decrease by approximately $690,000 and $1.1 million, respectively. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Operations as the majority of the stock option expense relates to options granted to executives.

The weighted average fair value of the options granted in 2008, 2007 and 2006 was estimated as $18.65, $12.79 and $18.79, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.6%	4.7%	4.9%
Expected volatility	52.0%	41.9%	56.2%
Expected holding period	5.0years	4.5years	5.9years

The expected volatility is based on the Company’s stock price over a historical period which approximates the expected term of the option as well as a comparison to volatility for other companies in the Company’s industry and expectations of future volatility. The risk free interest rate is based on the implied yield in U.S Treasury issues with a remaining term approximating the expected term of the option. The expected option term is calculated as the historic weighted average life of similar awards.

As of December 31, 2008, there was approximately $1,131,000 of total unrecognized compensation cost, $995,000 of which relates to options and $136,000 of which relates to non-vested stock. The cost is expected to be recognized over a weighted average period of 2.5 years for options and 1.4 years for non-vested stock.

In addition, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $175,000, $188,000 and $898,000 in 2008, 2007 and 2006, respectively.

Aggregate stock option activity during 2008, 2007 and 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	($ in thousands)

Options outstanding at Dec. 31, 2005	1,115,329	$10.60
Granted	46,000	32.66
Canceled	(77,649)	8.89
Exercised	(286,083)	12.32

Options outstanding at Dec. 31, 2006	797,597	11.55
Granted	40,000	32.50
Canceled	(55,056)	10.23
Exercised	(239,534)	10.98

Options outstanding at Dec. 31, 2007	543,007	13.33
Granted	68,000	38.32
Canceled	(17,290)	24.94
Exercised	(179,040)	12.52

Options outstanding at Dec. 31, 2008	414,677	17.35	5.43	$4,373
Exercisable at Dec. 31, 2008	325,977	14.93	4.77	$3,834

The intrinsic value of options exercised was approximately $6.2 million in 2008, $6.7 million in 2007 and $5.7 million in 2006.

At December 31, 2007, the aggregate intrinsic value of options outstanding was $19.5 million and the aggregate intrinsic value of options exercisable was $15.0 million. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of the reporting date. Substantially all of the outstanding options are expected to vest.

Options Outstanding

		Weighted Average	Weighted
Range of	Outstanding at	Remaining	Average
Exercise Price	December 31, 2008	Contractual Life	Exercise Price

$3.46 - $6.92	57,715	4.57	$5.61
$6.93 - $10.38	150,310	4.35	8.08
$10.39 - $13.83	31,175	3.99	11.41
$13.84 - $17.29	5,000	2.86	16.95
$17.30 - $20.75	48,477	2.72	19.75
$20.76 - $24.21	5,000	9.91	22.26
$24.22 - $27.67	—	—	—
$27.68 - $31.13	14,000	7.98	30.06
$31.14 - $34.59	50,000	8.07	32.98
$34.60 - $60.00	53,000	9.41	39.24

	414,677	5.43	17.35

Options Exercisable

	Exercisable at	Weighted Average
Range of Exercise Price	December 31, 2008	Exercise Price

$ 3.46 - $ 6.92	51,915	$5.52
$ 6.93 - $10.38	128,210	8.17
$10.39 - $13.83	28,775	11.45
$13.84 - $17.29	5,000	16.95
$17.30 - $20.75	48,477	19.75
$20.76 - $24.21	—	—
$24.22 - $27.67	—	—
$27.68 - $31.13	5,600	30.06
$31.14 - $34.59	38,000	32.74
$34.60 - $60.00	20,000	37.42

	325,977	$14.93

At December 31, 2007, 421,687 options were exercisable with a weighted-average exercise price of $13.62. At December 31, 2006, 533,177 options were exercisable with a weighted-average exercise price of $12.99.

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

Compensation expense related to restricted and unrestricted stock awards was as follows:

Compensation Expense

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Restricted stock	$244	$19	$57
Unrestricted stock	—	—	336

Total stock based compensation	$244	$19	$393

A summary of restricted stock activity is as follows:

Restricted Stock

Shares

Outstanding at December 31, 2005	12,000
Granted	250
Vested	(6,000)
Canceled	—

Outstanding at December 31, 2006	6,250
Granted	—
Vested	(6,125)
Canceled	—

Outstanding at December 31, 2007	125
Granted	24,200
Vested	(125)
Canceled	(15,250)

Outstanding at December 31, 2008	8,950

The weighted-average per share fair value of restricted shares vested was $24.47 in 2008, $8.63 in 2007 and $8.30 in 2006. The weighted-average per share fair value of restricted shares granted was $42.49 in 2008 and $24.47 in 2006.

9.	COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases facilities, office equipment and computers under agreements that are classified as either capital or operating leases. The leases have initial terms that range from two to seven years, with eight facility leases that have provisions to extend the leases for an additional three to five years. Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases with initial or remaining terms of one year or more, are as follows at December 31, 2008:

	Capital	Operating
	Leases	Leases
	(In thousands)

2009	$197	$17,653
2010	92	15,511
2011	35	11,826
2012	—	10,153
2013	—	7,378
thereafter	—	27,505

Total minimum lease payments	324	$90,026

Amounts representing interest	(13)

Present value of net minimum lease payments	311
Current portion	188

Obligations under capital leases, less current portion	$123

Rental expense under operating leases for 2008, 2007 and 2006 was $16.9 million, $14.7 million and $10.1, million, respectively.

Early in 2008, the Company entered into a lease extension related to office space at the Company’s principal executive offices in Cincinnati, Ohio. The lease extension extended the term of the lease from 2009 to 2019 and increased the amount of space leased from approximately 122,000 square feet to approximately 130,000 square feet. The new lease extension terms provide for scheduled rent increases based on the Consumer Price Index. The Company is accounting for this rent expense consistent with the provisions of SFAS No. 29, “Determining Contingent Rentals, an Amendment of FASB Statement No. 13”. The Company will receive up to $5.2 million in tenant improvement allowances to be used in connection with leasehold improvement construction, which will be amortized as a reduction of rent expense over the term of the lease.

Protective Compensation and Benefit Agreements:

The Company has entered into Protective Compensation and Benefit Agreements with certain associates, including all Executive Officers of the Company. These Agreements, subject to annual review by the Company’s Board of Directors, expire on the last day of the fiscal year, and are automatically extended in one-year increments unless canceled by the Company. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. At December 31, 2008, the maximum amount which could be required to be paid under these Agreements, if such events occur, is approximately $8.8 million.

Other:

In 2007, the Company identified an issue relating to the timing of certain expenses imposed by the benefit plan administrator on investments contained in the benefit plan at one of the Company’s non-U.S. subsidiaries. The Company, in working with the benefit plan administrator, identified a range of its potential liability. Consistent with the provisions of SFAS No. 5, “Accounting for Contingencies”, the Company had recorded a liability of approximately $300,000, which was at the low end of the range as no amount in the range was more likely. In the fourth quarter of 2008, the Company reached an agreement with the benefit plan administrator to indemnify the Company against any claims which may arise, from current or former participants, relating to this matter. As a result of obtaining this indemnification, the Company no longer has this potential liability and therefore has derecognized the accrual for this contingent liability as of December 31, 2008.

In the fourth quarter of 2008, the Company identified a programming issue unique to one study and one customer that will require the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. As a result, in the fourth quarter of 2008, the Company recorded an accrual for estimated additional direct costs of approximately $4.9 million and reduced net service revenues by approximately $2.3 million. The Company is in the process of working with its insurance provider to recover direct cost amounts that might be covered under the terms of the Company’s insurance coverage. However, under the provisions of SFAS No. 5, any such recovery would be considered a gain contingency. Accordingly, no receivable has been recorded at December 31, 2008 related to potential insurance recovery. Any insurance proceeds received would serve to reduce direct costs in future periods.

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

10.	INCOME TAXES:

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006, is as follows:

Expense/(Benefit)

	2008	2007	2006
	(In thousands)

Current:
Federal	$2,908	$1,946	$2,131
State and local	324	510	314
Foreign	19,702	14,195	6,012

Subtotal	22,934	16,651	8,457
Deferred:
Federal	(3,394)	(3,091)	(4,252)
State and local	(828)	(755)	(336)
Foreign	(2,523)	(1,388)	621

Subtotal	(6,745)	(5,234)	(3,967)
Benefit applied to reduce goodwill	320	338	353

Total provision	$16,509	$11,755	$4,843

The sources of income (loss) before income taxes are presented as follows:

	2008	2007	2006
	(In thousands)

United States	$10,660	$520	$(7,062)
Foreign	35,246	29,922	20,435

Income before income taxes	$45,906	$30,442	$13,373

The Company’s consolidated effective income tax rate differed from the U.S. Federal statutory income tax rate of 34% in 2008, 34% in 2007 and 35% in 2006 as set forth below:

	2008	2007	2006

Income tax expense at the U.S. Federal statutory rate	34.0%	34.0%	35.0%
Effects of foreign taxes, net of foreign tax credits and deductions	2.0	3.3	(6.5)
State and local income taxes, net of Federal benefit	(1.8)	(0.7)	0.1
Original issue discount-Convertible Notes	(5.5)	(3.6)	—
Effects of repatriated foreign dividend	—	—	6.9
Effects of deemed foreign dividend	8.3	2.6	—
Other	(1.0)	3.0	0.7

Total	36.0%	38.6%	36.2%

A provision has not been made for U.S. or additional foreign taxes on the undistributed portion of earnings of foreign subsidiaries as those earnings have been permanently reinvested. The undistributed earnings of foreign subsidiaries approximate $60.1 million. It is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated.

Components of the Company’s net deferred tax asset and liability included in the Consolidated Balance Sheets at December 31, 2008, and 2007 are as follows:

	2008	2007
	(In thousands)

Deferred tax assets:
Compensation and employee benefits	$3,221	$1,884
Accrued expenses and other future deductible items	4,833	4,633
Foreign operating loss carryforward	17,256	14,903
State and local operating loss carryforward	1,616	1,592
Federal operating loss carryforward	737	871
Deferred state income taxes	279	13
Contributions carryforward	67	31
Capital loss carryforward	18	726
Foreign tax credit carryforward	3,678	2,081
Unrealized foreign exchange losses	533	501
Depreciation and software costs	—	2,216
Stock option expense	—	458
Other	2,956	816

Total deferred tax assets	35,194	30,725
Deferred tax liabilities:
Intangible assets	1,247	1,216
Depreciation and software costs	521	—

Total deferred tax liability	1,768	1,216

Valuation allowance	22,368	19,341

Total net deferred tax (asset)/liability	$(11,058)	$(10,168)

As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2008 and 2007 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $3.0 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company has a Federal operating loss carryforward of approximately $2.2 million with a recognized tax benefit of approximately $737,000 that will expire in 2028.

The deferred tax asset for state and local operating loss carryforward of approximately $1.6 million relates to amounts that expire at various times from 2009 to 2028. The amount that will expire in 2009 is approximately $35,000. A valuation allowance has been established for approximately $505,000 of this tax asset based upon an assessment that it is more likely than not that realization cannot be assured in certain tax jurisdictions.

The Company has foreign operating loss carryforwards of approximately $3.0 million with a recognized tax benefit of approximately $791,000 that can be carried forward indefinitely.

The Company has foreign operating loss carryforwards of approximately $63.8 million with a tax benefit of approximately $17.2 million for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Of this benefit, approximately $492,000 will expire at various times from 2009 to 2018 and approximately $16.7 million can be carried forward indefinitely.

The Company has a Federal foreign tax credit carryforward of approximately $3.7 million that will expire in 2017. A valuation allowance has been recorded against approximately $1.7 million of this asset based upon the assessment that it is more likely than not that realization will not be assured before expiration.

A valuation allowance has been established for other deferred tax assets of approximately $2.9 million related to operations in foreign tax jurisdictions based upon an assessment that it is more likely than not that realization cannot be assured.

Yearly activity related to the Company’s valuation allowance is as follows:

	2008	2007	2006
	(In thousands)

Beginning balance	$19,341	$18,118	$4,548
Additions charged to expense	9,080	3,050	1,357
Additions attributable to acquisitions	—	—	12,739
Reductions from utilization, reassessments and expirations	(6,053)	(1,827)	(526)

Ending balance	$22,368	$19,341	$18,118

Under current accounting requirements, at December 31, 2008, approximately $12.4 million of the valuation allowance would be allocated to reduce goodwill if the deferred tax asset is subsequently recognized. Upon adoption of SFAS 141(R) on January 1, 2009, if this deferred tax asset is subsequently recognized, the Company will be required to credit the current period’s tax provision rather than goodwill.

In 2008, there were no income tax benefits related to stock option exercises and the employee stock purchase plan. Income tax benefits related to stock option exercises and the employee stock purchase plan were approximately $188,000 and $1.2 million for 2007 and 2006, respectively, and have been shown as increases to Additional Paid-In Capital.

There were no income tax costs (benefits) related to unrealized gains and losses in Other Comprehensive Income components of Shareholders’ Equity for any period presented. Where appropriate, the components of Other Comprehensive Income are presented net of an approximate 40% tax rate.

On July 13, 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

At January 1, 2008, the unrealized tax benefit was approximately $5.4 million, gross of federal tax benefit. For the year ended December 31, 2008, the unrealized tax benefit was approximately $1.8 million gross of federal tax benefit. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2008	2007
	(In thousands)

Beginning Balance	$5,447	$—
Unrecognized tax benefit — adoption	—	6,828
Gross increases — tax positions in prior period	230	167
Gross decreases — tax positions in prior period	(2,747)	(352)
Gross increases — tax positions in current period	384	1,663
Gross decreases — tax positions in current period	—	(71)
Settlements	—	—
Lapse of statute of limitations	(1,550)	(2,788)

Unrecognized tax benefit balance at December 31,	$1,764	$5,447

Included in the balance at December 31, 2008 are approximately $1.7 million of unrecognized tax benefits, net of federal tax benefit that, if recognized, would affect the effective tax rate.

The liabilities for unrecognized tax benefits are carried in other non-current liabilities on the Consolidated Balance Sheets because the payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. However, approximately $391,000 net of federal tax benefit, of unrecognized federal, state and foreign tax benefits will reverse within one year of the balance sheet date due to the expiration of statutes of limitations. These unrecognized tax benefits primarily include potential deemed dividends.

Interest and penalties associated with uncertain tax positions are recognized as components of income tax expense on the Consolidated Statements of Operations. The Company reduced tax related interest and penalties in the amount of approximately $11,000 in its Consolidated Statements of Operations during 2008 and at December 31, 2008 has recorded a liability of approximately $236,000 for interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005 and state and local, or foreign income tax examinations by tax authorities for years before 2002.

The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years

United States	2005 - 2008
Germany	2007 - 2008
United Kingdom	2006 - 2008
Netherlands	2005 - 2008

The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.

11.	ACQUISITION:

Details pertaining to the Company’s acquisition in 2008 are listed below. The Company had no acquisitions in 2007. The acquisition occurring in 2008 has been accounted for using the purchase method of accounting.

Acquisition of DecisionLine Clinical Research Corporation and related company:

In June 2008, the Company completed its acquisition of 100% of the outstanding common stock of DecisionLine Clinical Research Corporation (DecisionLine), an Ontario corporation, and its related company. DecisionLine, previously privately owned, is a clinical research organization (CRO) located in Toronto, Ontario specializing in the conduct of early phase studies. The acquisition supports the Company’s overall goal of strategic business expansion and diversification into areas with high growth opportunities such as Phase I studies. DecisionLine was integrated into the Company as part of the Company’s Early Stage segment.

The aggregate purchase price was approximately $18,339,000 in cash, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there is an earnout provision, with a maximum additional amount to be paid of $6,500,000 (in Canadian dollars) payable if certain conditions are met, as well as an additional contingent payment of $900,000 (in Canadian dollars) upon receipt of certain tax credits arising from pre-acquisition operations. The amounts payable under the earnout provision are to be determined following an 18 month period which commenced on the closing of the transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts.

(In thousands at the
prevailing exchange rate
Purchase Price Allocation	at June 2, 2008)

Cash	$1,562
Accounts receivable	5,922
Other current assets	1,398
Property, plant and equipment	2,913
Other long-term assets	1,196
Intangible assets	4,930
Goodwill	9,073

Total assets acquired	26,994
Advance billings	(3,503)
Other current liabilities	(2,978)
Other long-term liabilities	(898)

Total liabilities assumed	(7,379)

Net assets acquired	$19,615

For the acquisition discussed above, results of operations are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition of DecisionLine occurred at the beginning of 2007 and 2008:

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2008	2007
	(In thousands, except per share data)

Net service revenues	$485,778	$412,823
Income before income taxes	$48,385	$29,657
Net income	$30,822	$17,588
Net income per diluted share	$2.06	$1.18
Weighted average shares	14,993	14,889

Pro forma results for the twelve months ended December 31, 2008 and 2007 reflect historical restructuring costs of approximately $480,000 ($307,000 net of tax) and $1,565,000 ($1,002,000 net of tax), respectively.

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2007 or January 1, 2008, nor is it necessarily indicative of future operating results.

In August 2006, the Company acquired the Phase II-IV clinical services business of Charles River Laboratories International, Inc. (“CRL Clinical Services”). Proforma revenues for 2006, which assumed the CRL Clinical Services acquisition took place as of January 1, 2006, were $350,781,000.

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

The Company made payments in 2008 and 2006 totaling approximately $43,000 and $25,000, respectively, to a construction company owned by a relative of the Company’s primary shareholder, for construction and renovations at various Company locations. No such payments were made in 2007.

The Company made payments in 2006 totaling approximately $4,000 to a law firm owned by the son of the Company’s primary shareholder, for professional services. No such payments were made in 2008 and 2007.

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

Segment information for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Early	Late	Support
	Stage(b)	Stage	& Other		Total
	(In thousands)

Twelve months ended December 31, 2008
Net service revenues	$35,199	$430,317	$9,576		$475,092
Reimbursable out-of-pocket revenues	$—	$203,489	$—		$203,489

Total revenues	$35,199	$633,806	$9,576		$678,581
Operating Income (loss)	$6,177	$105,140	$(54,491)		$56,826
Total assets	$46,431	$424,456	$84,672	(a)	$555,559

	Early	Late	Support
	Stage	Stage	& Other		Total
	(In thousands)

Twelve months ended December 31, 2007
Net service revenues	$21,373	$366,379	$9,832		$397,584
Reimbursable out-of-pocket revenues	$—	$171,234	$—		$171,234

Total revenues	$21,373	$537,613	$9,832		$568,818
Operating Income (loss)	$2,941	$85,971	$(36,098)		$52,814
Total assets	$33,258	$388,680	$77,785	(a)	$499,723

	Early	Late	Support
	Stage	Stage(c)	& Other	Total
	(In thousands)

Twelve months ended December 31, 2006
Net service revenues	$23,328	$254,954	$5,189	$283,471
Reimbursable out-of-pocket revenues	$—	$90,465	$—	$90,465

Total revenues	$23,328	$345,419	$5,189	$373,936
Operating Income (loss)	$(2,855)	$66,631	$(43,766)	$20,010

(a)	Primarily comprised of cash and tax-related assets.

(b)	The Early Stage segment results for the twelve months ended December 31, 2008 include the June (acquisition date) through December operating results of DecisionLine.

(c)	The Late Stage segment results for the twelve months ended December 31, 2006 include the April (acquisition date) through December operating results of IC-Research and the August (acquisition date) through December operating results of CRL Clinical Services.

Financial information by geographic area is as follows:

	For The Years Ended December 31,
Net Service Revenues	2008	2007	2006
	(In thousands)

North American Region:
United States	$214,935	$196,588	$154,990
Other	14,411	1,654	479

	$229,346	$198,242	$155,469

European Region:
Germany	$56,661	$41,822	$29,724
United Kingdom	42,303	44,145	28,487
Other	90,564	79,228	51,597

	$189,528	$165,195	$109,808

Latin American Region:(1)	$38,996	$20,784	$10,240
Asia / Pacific Region:	$17,222	$13,363	$7,954

Total Net Service Revenues	$475,092	$397,584	$283,471

(1)	Latin American region includes Mexico

	For The Years Ended December 31,
Identifiable Long-Lived Assets	2008	2007
	(In thousands)

North American Region:
United States	$33,119	$21,163
Other	2,275	1

	$35,394	$21,164

European Region:
Germany	$780	$1,011
United Kingdom	3,344	4,719
Other	3,332	3,890

	$7,456	$9,620

Latin American Region:(1)	$2,507	$1,780
Asia / Pacific Region:	$1,079	$816

Total long-lived assets	$46,436	$33,380

(1)	Latin American region includes Mexico

No other country is material for separate presentation for any period presented.

In 2008 and 2007, there were no sponsors who individually accounted for more than 10% of the Company’s consolidated net service revenues. Net revenues from sponsors that accounted for more than 10% of the Company’s consolidated net service revenues for 2006 are as follows:

2006
Sponsor A	12%

Sponsor A accounted for approximately 7% of the Company’s consolidated accounts receivable at December 31, 2006.

15.	QUARTERLY FINANCIAL DATA (unaudited):

Earnings per basic share as presented on the 2008 and 2007 income statements do not equal the sum of earnings per share for each quarter presented below due to rounding differences in each quarter.

Quarter	First	Second	Third	Fourth
	(In thousands, except per share data)

2008
Net service revenues	$114,124	$126,989	$124,828	$109,151
Gross profit	54,954	63,466	60,758	48,478
Income from operations	13,975	16,080	15,869	10,902
Net income	5,624	7,835	10,976	4,962
Net income per diluted share	0.38	0.52	0.73	0.33
Net income per basic share	0.38	0.53	0.74	0.33

Quarter	First	Second	Third	Fourth

2007
Net service revenues	$95,439	$97,802	$100,070	$104,273
Gross profit	46,040	46,258	50,951	50,174
Income from operations	12,489	10,879	14,245	15,201
Net income	4,203	4,332	3,786	6,366
Net income per diluted share	0.28	0.29	0.25	0.43
Net income per basic share	0.29	0.30	0.26	0.44

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENDLE INTERNATIONAL INC.

/s/  Candace Kendle
Candace Kendle, PharmD
Chairman, CEO and Principal Executive Officer

DATE SIGNED: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Candace Kendle Candace Kendle, PharmD	Chairman of the Board of Directors, Chief Executive Officer and Principal Executive Officer	March 16, 2009

* Christopher C. Bergen	Chief Operating Officer and Director	March 16, 2009

/s/ Karl Brenkert III Karl Brenkert III	Senior Vice President, Chief Financial Officer and Principal Financial Accounting Officer	March 16, 2009

* G. Steven Geis, Ph.D., M.D.	Director	March 16, 2009

* Donald C. Harrison, M.D.	Director	March 16, 2009

* Timothy E. Johnson, Ph.D.	Director	March 16, 2009

* Frederick A. Russ, Ph.D.	Director	March 16, 2009

* Robert R. Buck	Director	March 16, 2009

* Timothy M. Mooney	Director	March 16, 2009

* /s/ George Pisaruk George Pisaruk	as Attorney In-Fact	March 16, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Filing Status

2.1	Stock Purchase Agreement dated July 1, 1997 by and among the Company and Shareholders of U-Gene Research B.V	*
2.2	Escrow Agreement dated June 27, 1997 among the Company, Keating, Muething & Klekamp, P.L.L., Bio-Medical Research Holdings, B.V., Utrechtse Particatiemaatschappij B.V., P.J. Morrison, T.S. Schwarz, I.M. Hoepelman , Ph.K. Peterson, J. Remington, M. Rozenberg-Arska and L.G.W. Sterkman	*
2.3	Share Purchase Agreement dated July 2, 1997 by and among the Company and the Shareholders of GMI Gescellschaft für Angewandte Mathematick und Informatik mbH	*
2.4	Stock Purchase Agreement dated February 11, 1998 by and among the Company and the Shareholders of ACER/EXCEL Inc.	*
2.5	Escrow Agreement dated February 11, 1998 among the Company, Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota and The Fifth Third Bank	*
2.6	Registration Rights Agreement dated February 11, 1998 among the Company and Tzuo-Yan Lee, Jean C. Lee, Michael Minor, Conway Lee, Steven Lee, Jean C. Lee, as Trustee under a Trust dated March 8, 1991 fbo Jennifer Lee, Citicorp Trust-South Dakota	*
2.7	Share Purchase Agreement dated December 23, 1998 by and among the Company and the Shareholders of Research Consultants (International) Holdings Limited	*
2.8	Escrow Agreement dated January 5, 1999 among the Company, John Glasby, Gillian Gregory, Michael Roy Broomby and Peter Nightingale	*
2.9	Option Agreement dated September 9, 1998 by and between the Company and Component Software International, Inc.	*
2.10	Notice of Option Exercise dated January 11, 1999 of the Option Agreement dated September 9, 1998	*
2.11	Multi-Year Strategic Services Agreement dated January 20, 1999 by and between the Company and Component Software International, Inc.	*
2.12	Asset Purchase Agreement dated June 27, 1999 by and among the Company and the Shareholders of Health Care Communications, Inc.	*
2.13	Stock Purchase Agreement dated June 4, 1999 by and among the Company and the Shareholders of ESCLI S.A.	*
2.14	Asset Purchase Agreement dated July 13, 1999 by and among the Company and the Shareholders of HCC Health Care Communications (1991), Ltd.	*
2.15	Share Purchase Agreement dated August 31, 1999 by and among the Company and the Shareholder of Specialist Monitoring Services Limited	*
2.16	Escrow Agreement dated July 13, 1999 by and among the Company, Geoffrey H. Kalish, M.D., Bradley D. Kalish, Jill Kalish, and The Fifth Third Bank, as Escrow Agent	*
2.17	Escrow Agreement dated August 31, 1999 by and among the Company, Paul Martin, and The Fifth Third Bank, as Escrow Agent	*
2.18	Units Purchase Agreement dated April 7, 2000 by and among the Company and the Shareholders of SYNERmedica PTY Limited and SYNERmedica Unit Trust	*
2.19	Stock Purchase Agreement dated February 27, 2001 by and among the Company and the Shareholders of AAC Consulting Group, Inc.	*
2.20	Form of Note Prepayment Agreement	*
2 (a)	Asset Purchase Agreement dated January 29, 2002 among Kendle International Inc., Clinical and Pharmacologic Research, Inc., Thomas S. Clark, M.D., Charles T. Clark, and E. Stuart Clark	*

Exhibit
Number	Description of Exhibit	Filing Status

2 (b)	Convertible Subordinated Note, dated January 29, 2002 issued by Kendle International Inc. to Clinical and Pharmacologic Research, Inc.	*
2.21	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006	*
3.1	Restated and Amended Articles of Incorporation	*
3.2	Amended and Restated Code of Regulations	*
3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares	*
4	Specimen Common Stock Certificate	*
4.1	Shareholder Rights Agreement dated August 13, 1999 between the Company and The Fifth Third Bank, as Rights Agent	*
4.2	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association	*
4.3	Supplemental Indenture No. 1 dated July 16, 2007 between the Company and LaSalle Bank National Association	*
10.1	Amended and Restated Shareholders’ Agreement dated June 26, 1997	*
10.2	Master Lease Agreement dated November 27, 1996 by and between the Company and Bank One Leasing Corporation, as amended on April 18, 1997	*
10.6	Master Equipment Lease dated August 16, 1996 by and between the Company and The Fifth Third Leasing Company	*
10.7	Lease Agreement dated December 9, 1991 by and between the Company and Carew Realty, Inc., as amended on December 30, 1991, March 18, 1996, October 8, 1996, January 29, 1997, and February 16, 1999	*
10.8	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan	*
10.9	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen	*
10.10	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney	*
10.11	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders	*
10.12	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman	*
10.13	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck	*
10.14	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price	*
10.15	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above and filed previously	*
10.16	Credit Agreement dated as of August 16, 2006 by and among the Company, certain subsidiary Guarantors, various Lenders, UBS Securities LLC, as Sole Lead Arranger and Sole Bookrunner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, and KeyBank National Association, LaSalle Bank N.A. and National City Bank, as Co-Documentation Agents	*
	(a) First Amended and Restated Credit Agreement dated as of December 11, 2006 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	*

Exhibit
Number	Description of Exhibit	Filing Status

10.17	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc.	*
10.18	Second Amended and Restated Credit Agreement dated as of April 13, 2007 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	*
10.19	Increase Joinder Agreement dated June 27, 2007 among the Company, certain of its subsidiaries, various Lenders, and UBS AG, Stamford Branch as administrative agent for the lenders	*
10.20	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch	*
10.21	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch	*
10.22	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch	*
10.23	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch	*
10.24	Third Amended and Restated Credit Agreement dated as of December 18, 2007 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	*
10.25	Lease Agreement dated February 27, 2008 by and between the Company and Carew Realty, Inc.	*
10.26	Fourth Amended and Restated Credit Agreement dated as of June 20, 2008 among the Company, the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	*
10.30	MANAGEMENT CONTRACTS AND COMPENSATION PLANS	*
	(a) 1995 Stock Option and Stock Incentive Plan	*
	(b) 1995 Stock Option and Stock Incentive Plan — Individual Stock Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))	*
	(c) 1997 Stock Option and Stock Incentive Plan	*
	(c)(1) Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(2) Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(3) Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(4) Form of Restricted Stock Award Agreement	*
	(d) Form of Protective Compensation and Benefit Agreement	*
	(e) 1998 Employee Stock Purchase Plan	*
	(e)(1) Amendment No. 1 to 1998 Employee Stock Purchase Plan	*
	(e)(2) Amendment No. 2 to 1998 Employee Stock Purchase Plan	*
	(e)(3) Amendment No. 3 to 1998 Employee Stock Purchase Plan	*
	(e)(4) Amendment No. 4 to 1998 Employee Stock Purchase Plan	*
	(e)(5) Amendment No. 5 to 1998 Employee Stock Purchase Plan	*
	(f) 2007 Stock Incentive Plan	*
	(f)(1) Form of Performance-Based Stock Unit Agreement	*
	(g) Annual Incentive Plan	*
	(h) Nonqualified Deferred Compensation Plan	*
	(n) 2003 Directors Compensation Plan	*
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

Exhibit
Number	Description of Exhibit	Filing Status

14	Code of Ethics	Available on the Company’s web site at www.Kendle.com
21	List of Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
24	Powers of Attorney	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer	Filed herewith
* Incorporated by reference — See Item 15