Form 10-Q
period 2009-03-31
KENDLE INTERNATIONAL INC
filed 2009-05-11
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-23019
KENDLE INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1274091

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

441 Vine Street, Suite 500, Cincinnati, Ohio	45202

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (513) 381-5550

(Former name or former address, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,848,993 shares of Common Stock, no par value, as of April 30, 2009.

KENDLE INTERNATIONAL INC.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2009	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$55,012	$35,169
Restricted cash	989	884
Accounts receivable, net	151,496	157,971
Deferred tax assets — current	14,004	14,077
Other current assets	19,904	18,439

Total current assets	241,405	226,540

Property and equipment, net	47,917	44,578
Goodwill	236,138	236,329
Other finite-lived intangible assets, net	17,883	19,031
Long-term deferred tax assets	1,341	1,346
Other assets	8,940	27,064

Total assets	$553,624	$554,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$167	$188
Trade payables	20,724	19,015
Advance billings	90,316	94,561
Other accrued liabilities	47,035	44,181

Total current liabilities	158,242	157,945
Obligations under capital leases, less current portion	73	123
Convertible notes, net	173,601	171,848
Deferred tax liabilities	4,494	4,424
Non-current income taxes payable	2,153	2,123
Other liabilities	4,933	5,801

Total liabilities	$343,496	$342,264

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,868,155 and 14,861,518 shares issued and 14,845,103 and 14,838,466 outstanding at March 31, 2009 and December 31, 2008, respectively	$75	$75
Additional paid in capital	180,415	180,020
Accumulated earnings	19,385	18,499
Accumulated other comprehensive income:
Foreign currency translation adjustment	10,745	14,522
Less: Cost of common stock held in treasury, 23,052 shares at March 31, 2009 and December 31, 2008, respectively	(492)	(492)

Total shareholders’ equity	210,128	212,624

Total liabilities and shareholders’ equity	$553,624	$554,888

(1)	As adjusted due to the implementation of APB 14-1. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008 (1)
Net service revenues	$108,103	$114,124
Reimbursable out-of-pocket revenues	36,958	44,689

Total revenues	145,061	158,813

Costs and expenses:
Direct costs	57,977	59,170
Reimbursable out-of-pocket costs	36,958	44,689
Selling, general and administrative expenses	38,030	37,624
Depreciation and amortization	3,958	3,355

Total costs and expenses	136,923	144,838

Income from operations	8,138	13,975

Other income (expense):
Interest income	230	252
Interest expense	(3,876)	(4,437)
Other	3,163	(2,608)

Total other expense	(483)	(6,793)

Income before income taxes	7,655	7,182
Income taxes	6,769	3,078

Net income	$886	$4,104

Income per share data:
Basic:
Net income per share	$0.06	$0.28

Weighted average shares	14,842	14,690

Diluted:
Net income per share	$0.06	$0.27

Weighted average shares	14,975	14,975

(1)	As adjusted due to the implementation of APB 14-1. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2009	2008 (1)
Net income	$886	$4,104
Other comprehensive income (loss):

Foreign currency translation adjustment	(3,777)	2,823

Comprehensive income (loss)	$(2,891)	$6,927

(1)	As adjusted due to the implementation of APB 14-1. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2009	2008
Net cash provided by (used in) operating activities	$8,328	$(9,372)

Cash flows from investing activities:
Interest rate collar termination costs	—	(1,082)
Acquisitions of property and equipment	(5,128)	(5,246)
Additions to internally developed software	(307)	(459)
Acquisitions of businesses, less cash acquired	(16)	—
Proceeds from termination of foreign currency hedges	17,312	—

Net cash provided by (used in) investing activities	11,861	(6,787)

Cash flows from financing activities:
Amounts payable — book overdraft	1,028	129
Debt issue costs	(482)	—
Income tax benefit from stock option exercises	—	98
Proceeds from issuance of common stock	22	445
Payments on capital lease obligations	(63)	(52)

Net cash provided by financing activities	505	620

Effects of exchange rates on cash and cash equivalents	(851)	404

Net increase (decrease) in cash and cash equivalents	19,843	(15,135)
Cash and cash equivalents:
Beginning of period	35,169	45,512

End of period	$55,012	$30,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, adjusted for the impact of the retroactive adoption of APB 14-1 (see Note 2-Accounting Changes for additional information) but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.
The following table sets forth the computation for basic and diluted EPS (in thousands, except per share information):

	Three Months Ended
	March 31,
	2009	2008
		As Adjusted
Basic earnings per share calculation:
Net income	$886	$4,104

Weighted average shares outstanding for basic EPS computation	14,842	14,690

Earnings per share — basic	$0.06	$0.28

Diluted earnings per share calculation:
Net income	$886	$4,104

Weighted average shares outstanding	14,842	14,690
Dilutive effect of stock options and restricted stock	133	285

Weighted average shares outstanding for diluted EPS computation	14,975	14,975

Earnings per share — assuming dilution	$0.06	$0.27

Under Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and APB 14-1, and because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 5) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of the quarter ended March 31, 2009. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

				Shares Due to the	Incremental Shares Issued
	Convertible Notes	Warrant	Total Treasury Method	Company under Note	by the Company Upon
Share Price	Shares	Shares	Incremental Shares (1)	Hedges	Conversion (2)

$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	191,993	—	191,993	(191,993)	—
$55.00	555,630	—	555,630	(555,630)	—
$60.00	858,660	—	858,660	(858,660)	—
$65.00	1,115,070	245,070	1,360,140	(1,115,070)	245,070
$70.00	1,334,850	526,993	1,861,843	(1,334,850)	526,993

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Effective January 1, 2009, the Company adopted the provisions of EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (EITF 03-6-1). EITF 03-6-1 clarifies that unvested share-based payment awards that contain non forfeitable rights to dividends (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two class method. EITF 03-6-1 is effective for years beginning after December 15, 2008. EITF 03-6-1 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions were designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and has an outstanding principal amount of $5.5 million as of March 31, 2009. The note between the Company’s U.S. subsidiary and German subsidiary was denominated in Euro and has been settled with no remaining outstanding principal balance as of March 31, 2009. The hedge agreements were not designated for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133 and all changes in the fair market value of the hedge have been recorded in the Company’s Condensed Consolidated Statements of Operations. In the first quarter of 2009, the Company recorded gains of approximately $740,000 on the Euro hedge transaction and losses of approximately $1.3 million on the Pounds Sterling transaction related to the changes in the fair market value of the respective hedges. Additionally, the Company recorded a foreign exchange loss of approximately $1.5 million on the change in value of the Euro intercompany note and a gain of approximately $330,000 on the change in value of the Pounds Sterling intercompany note.
In January 2009, the Company eliminated a substantial portion of the note payable between the U.S. subsidiary and the U.K. subsidiary, referenced above. In connection with this transaction, the Company also terminated its Pound Sterling foreign currency hedge arrangement referenced above. Also in the first quarter, the Company terminated its Euro based intercompany note and related foreign currency hedge. The Company received approximately $17.3 million in cash proceeds resulting from the termination of both hedges. Tax expense of $4.4 million was incurred as a result of the elimination of the Pound Sterling foreign currency hedge and related intercompany note and was recorded in the first quarter of 2009.
Accounting for Uncertainty in Income Taxes
At December 31, 2008, the total amount of unrecognized tax benefits was approximately $1.8 million, of which $1.7 million would impact the effective tax rate, if recognized. During the first quarter of 2009, there were no significant changes to the amount of unrecognized tax benefits.
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense in the Company’s Condensed Consolidated Statements of Operations. The Company recognized tax-related interest and penalties of approximately $31,000 in its Condensed Consolidated Statements of Operations during the first quarter of 2009 and at March 31, 2009 has a recorded liability of approximately $267,000 for interest and penalties.

The Company has approximately $391,000 in unrecognized tax benefits for which the statute of limitations is expected to expire within the next 12 months. It is reasonably possible that the expiration of the statute of limitations on some or all of these unrecognized tax benefits may cause a material impact on the Company’s effective tax rate in a particular period. These unrecognized tax benefits primarily include potential transfer pricing exposures from allocation of income between tax jurisdictions and potential deemed foreign dividends.
During the first quarter of 2009, the Company finalized an audit being conducted by the Canadian Revenue Authority. As a result of that audit, the Company identified approximately $243,000 of additional Canadian investment tax credits. As a result, the Company recorded a credit to tax expense in the first quarter to reflect the associated tax benefit. A substantial portion of these fully refundable additional investment tax credits had been received as of March 31, 2009.
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
New Accounting Pronouncements
In March 2009, the Financial Accounting Standards Board (FASB) released for comment an Exposure Draft of a proposed statement that would modify Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). If approved, the Exposure Draft would be effective July 1, 2009. The proposed statement is not expected to result in any changes to current accounting practices.
2. Accounting Changes:
Effective January 1, 2009, Company retrospectively adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company has adopted APB 14-1 as it relates to its $200 million (par value) 3.375% Convertible Notes issuance. The Company calculated the initial fair value of the debt component of the Convertible Notes as of the issuance date of July 16, 2007 to be $162.3 million and the resulting value of the conversion option or equity component to be $37.7 million based on an interest rate for comparable nonconvertible debt of 8.02%. Additionally, upon adoption of APB 14-1, the initial debt issuance costs of $6.6 million were allocated on a proportional basis consistent with the debt instrument into debt issuance costs of $5.4 million and equity issuance costs of $1.2 million. The following financial statement line items for the periods ended March 31, 2008 and December 31, 2008 were affected by this accounting change (in thousands):
Balance Sheet
As of December 31, 2008

	As Reported	Adjustments	As Adjusted
	Before APB	due to APB	After APB
	14-1	14-1	14-1
Other assets	$27,735	$(671)	$27,064
Total assets	555,559	(671)	554,888
Convertible notes	200,000	(28,152)	171,848
Total liabilities	370,416	(28,152)	342,264
Additional paid in capital	143,608	36,412	180,020
Accumulated earnings	27,430	(8,931)	18,499
Total shareholders’ equity	185,143	27,481	212,624
Total liabilities and shareholders’ equity	555,559	(671)	554,888
Income Statement
For the Three Months Ended March 31, 2008

	As Reported	Adjustments	As Adjusted
	Before APB	due to APB	After APB
	14-1	14-1	14-1
Interest expense	$(2,917)	$(1,520)	$(4,437)
Total other income (expense)	(5,273)	(1,520)	(6,793)
Income before income taxes	8,702	(1,520)	7,182
Net income	$5,624	$(1,520)	$4,104

Earnings per share
Basic	$0.38	$(0.10)	$0.28

Diluted	$0.38	$(0.11)	$0.27

Comprehensive income	$8,447	$(1,520)	$6,927

3. Acquisition:
On January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (FAS 141(R)) and will account for future acquisitions in accordance with this statement. FAS 141(R) affects accounting for tax uncertainties related to acquisitions which closed prior to January 1, 2009. As discussed in Note 1 under the Accounting for Uncertainty in Income Taxes section, in March 2009, settlements of tax uncertainties recorded in the DecisionLine acquisition have been recorded in the income tax provision in accordance with FAS 141(R).
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
The aggregate purchase price was approximately $18,355,000 in cash, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there is an earnout provision, with a maximum additional amount to be paid of $6,500,000 (in Canadian dollars) payable if certain conditions are met, as well as an additional contingent payment of $900,000 (in Canadian dollars) upon receipt of certain tax credits arising from pre-acquisition operations. In March 2009, the above mentioned payment of certain tax credits was received, and accordingly recorded as additional goodwill in the amount of approximately $720,000 (equivalent of $900,000 in Canadian dollars at current exchange rates). Additionally, in May 2009, an agreement was reached to settle the outstanding earnout provision for $5 million (in Canadian dollars) and accelerate the payment date for a portion of the amount. This additional goodwill will be recorded in the second quarter of 2009.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and subject to finalization of asset and liability amounts.

(in thousands at the prevailing exchange rate at June 2, 2008, except contingent consideration recorded at March 2009 rate)

Cash	$1,562
Accounts receivable	5,922
Other current assets	1,398
Property, plant and equipment	2,913
Other long-term assets	1,196
Intangible assets	4,930
Goodwill	9,787

Total assets acquired	27,708
Advance billings	(3,503)
Other current liabilities	(2,956)
Other long-term liabilities	(898)

Total liabilities assumed	(7,357)

Net assets acquired	$20,351

For the acquisition discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisition of DecisionLine occurred at the beginning of 2008:

Three Months Ended
(in thousands, except per share data)	March 31, 2008
Net service revenues	$120,449
Income before income taxes	$8,242
Net income	$4,622
Net income per diluted share	$0.31
Weighted average shares	14,975
The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2008, nor is it necessarily indicative of future operating results.
4. Goodwill and Other Intangible Assets:
Goodwill at March 31, 2009 and December 31, 2008 is comprised of:

(in thousands)
Balance at December 31, 2008	$236,329
Contingent consideration	714
Foreign currency fluctuations	(905)

Balance at March 31, 2009	$236,138

In connection with its June 2008 acquisition of DecisionLine, the Company has recorded approximately $9.8 million of goodwill, see Note 3 — Acquisition. In March 2009, the Company recorded additional goodwill of approximately $720,000 for the payment of contingent consideration related to certain tax credits arising prior to acquisition which is included in the total $9.8 million stated above. The goodwill and the finite-lived intangible assets acquired in the acquisition are not deductible for income tax purposes.
Amortizable intangible assets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2009	2008
Amortizable intangible assets:
Carrying amount:
Customer relationships	$21,921	$22,007
Non-compete agreements	460	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	17,735	17,427

Total carrying amount	$48,916	$48,694
Accumulated Amortization:
Customer relationships	$(5,831)	$(5,003)
Non-compete agreements	(460)	(460)
Completed technology	(1,382)	(1,252)
Backlog	(5,625)	(5,521)
Internally developed software (a)	(15,733)	(15,569)

Total accumulated amortization	$(29,031)	$(27,805)

Net amortizable intangible assets	$19,885	$20,889

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

Amortizable intangible assets at March 31, 2009 and December 31, 2008 are comprised of:

				(a)
				Internally
	Customer	Completed		Developed
	Relationships	Technology	Backlog	Software
Balance at December 31, 2008	$17,004	$1,348	$679	$1,858
Additional amounts acquired	—	—	—	308
Foreign currency fluctuations	(86)	—	—	—
2009 amortization	(828)	(130)	(104)	(164)

Balance at March 31, 2009	$16,090	$1,218	$575	$2,002

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
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
Backlog represents backlog acquired in the Company’s August 2006 acquisition of CRL Clinical Services. Value was assigned to backlog by evaluating the expected future economic operating income generated by the backlog. The useful life of the backlog of approximately seven years was determined by evaluating the remaining life of the contracts that comprise the backlog acquired.
Internally-developed software is included in Other Assets within the Condensed Consolidated Balance Sheets. The Company typically amortizes internally-developed software over a five year useful life.
Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(in thousands)
Remainder of 2009:	$3,504
2010:	3,717
2011:	3,204
2012:	2,157
2013:	1,381
Thereafter:	5,922

Total	$19,885

5. Debt:
The Company is party to a credit agreement (including all amendments, the “Facility”). The Facility currently is comprised of a revolving loan commitment with maximum borrowing capacity of $53.5 million that expires in August 2011. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. In the first quarter of 2009, the Company sought and received an amendment to the Facility to adjust certain covenants at a cost of $482,000. These costs were deferred and are being amortized over the remaining life of the Facility.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.
In July 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale by the Company of $200 million, including a $25 million over-allotment of the Company’s Convertible Notes (Convertible Notes). The Convertible Notes have a maturity date of July 15, 2012 and were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note.
The discount on the Convertible Notes and the adjusted debt issuance costs are being amortized into interest expense over the term of the Convertible Notes using the effective interest rate method. The adoption of APB 14-1 (see Note 2-Accounting Changes) resulted in an adjusted liability amount of $162.3 million, $165.2 million, and $171.8 million as of July 16, 2007 (issuance date), December 31, 2007, and December 31, 2008, respectively. The adoption of APB 14-1 resulted in an increase to additional paid in capital for the conversion option, net of equity issuance costs, of $36.4 million as of the issuance date. Interest expense for the years ended December 31, 2007 and December 31, 2008 increased by $2.7 million and $6.3 million, respectively, over previously reported amounts.
As of March 31, 2009 and December 31, 2008, the carrying amount of the equity component classified as additional paid in capital was $36.4 million. The principal or par amount of the liability component was $200 million as of March 31, 2009 and December 31, 2008. The unamortized discount as of March 31, 2009 and December 31, 2008 was $26.4 million and $28.2 million and the net carrying amount was $173.6 million and $171.8 million, respectively. The net carrying amounts of the Convertible Notes are classified as long-term in the accompanying Condensed Consolidated Balance Sheets. The debt discount is being amortized, using the effective interest rate method, over the term of the Convertible Notes which mature on July 15, 2012.
Interest expense on the Convertible Notes has been recorded at the effective rate of 8.02%. During the quarter ended March 31, 2009, the amount of interest expense recognized for the contractual interest rate was $1.7 million and the amount recognized for discount amortization was $1.7 million for a total of $3.4 million. During the quarter ended March 31, 2008, the amount of interest expense recognized for the contractual interest rate was $1.7 million and the amount recognized for discount amortization was $1.6 million for a total of $3.3 million.
The Company adopted, effective January 1, 2009, EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward and superceding guidance in EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock””. No changes were required to the Company’s financial statements as a result of this pronouncement.

6. Commitments and Contingencies:
In the fourth quarter of 2008, the Company identified a programming issue unique to one study and one customer that will require the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. As a result, in the fourth quarter of 2008, the Company recorded an accrual for estimated additional direct costs of approximately $4.9 million and reduced net service revenues by approximately $2.3 million. In the first quarter of 2009, the Company increased the accrual for estimated additional direct costs by $1.0 million to a total of $5.9 million as of March 31, 2009. This increase was the result of our evaluation of information provided by our customer late in the first quarter which led us to believe our initial estimate was understated. The Company is in the process of working with its insurance provider to recover direct cost amounts that might be covered under the terms of the Company’s insurance coverage. However, under the provisions of SFAS No. 5, “Accounting for Contingencies”, any such recovery would be considered a gain contingency. Accordingly, no receivable has been recorded at December 31, 2008 or at March 31, 2009 related to potential insurance recovery. Any insurance proceeds received would serve to reduce direct costs in future periods.
7. Stock Based Compensation:
In the first quarter of 2009, the Company issued 8,600 shares of time vested restricted share units (RSUs) that vest in their entirety after 18 months. Of this award, 5,000 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense recognition for the remaining 3,600 RSUs will be recorded on a straight-line basis over the 18 month vesting period.
In the first quarter of 2009, the Company issued 27,200 shares of performance-based restricted stock units. The vesting of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2009, and a service condition, as 33% vest in March 2010, 33% vest in January 2011, and 33% vest in January 2012. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 27,200 shares issued, 18,000 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2009, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2009, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2009 and would expect to record the second half of the expense in the third quarter of 2009. Expense for non retirement-eligible associates is being recorded over the vesting period (33 months).

The following is a summary of stock based compensation expense recorded by the Company for the following periods:
Compensation expense (in thousands)

	Three Months Ended March 31
	2009	2008
Stock options	$49	$96
Non-vested common stock	308	376

Total stock based compensation	$357	$472

As of March 31, 2009, there was approximately $1,329,000 of total unrecognized compensation cost, approximately $782,000 of which relates to options and $547,000 of which relates to non-vested common stock. The cost is expected to be recognized over a weighted-average period of 2.5 years for options and 1.4 years for non-vested common stock.
Stock Options:
The total intrinsic value of stock options exercised was approximately $52,000 in the three months ended March 31, 2009 compared to approximately $1.5 million in the three months ended March 31, 2008.
Non-Vested Common Stock:
A summary of restricted common stock activity during the first three months of 2009 is as follows:
Restricted Common Stock

Shares
Shares outstanding at December 31, 2008	8,950
Granted	35,800
Vested	(1,850)
Canceled	—

Shares outstanding at March 31, 2009	42,900
The weighted-average per share fair value of restricted shares vested was $44.07 per share during the first three months of 2009.
8. Fair Value of Financial Instruments:
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final FSP to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On January 1, 2009, the Company adopted SFAS 157 and there was no material impact. The FASB also amended SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.
The Company generally applies fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangibles”, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2008:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Foreign Currency Hedges	$17,853	$—	$17,853	$—
Money Market Accounts	$16,937	$16,937	$—	$—
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at March 31, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Money Market Accounts	$34,717	$34,717	$—	$—
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, the Company adopted the provisions of SFAS 159 and did not elect to apply the fair value option to any eligible financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accruals approximate fair value. The fair value of the Company’s Convertible Notes was approximately 75% of the par value at March 31, 2009.
9. Segment Information:
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

Segment information for the three months ended March 31, 2009 and 2008 is as follows:

	Early	Late	Support
(in thousands)	Stage(a)	Stage	& Other	Total
Three months ended March 31, 2009
Net service revenues	$9,082	$96,638	$2,383	$108,103
Reimbursable out-of-pocket revenues	$—	$36,958	$—	$36,958

Total revenues	$9,082	$133,596	$2,383	$145,061
Operating income (loss)	$1,020	$21,186	$(14,068)	$8,138

Three months ended March 31, 2008
Net service revenues	$5,638	$104,779	$3,707	$114,124
Reimbursable out-of-pocket revenues	$—	$44,689	$—	$44,689

Total revenues	$5,638	$149,468	$3,707	$158,813
Operating income (loss)	$386	$24,666	$(11,077)	$13,975

(a)	The Early Stage segment results for the three months ended March 31, 2009 include the operating results from the acquisition of DecisionLine for the entire period.
Identifiable assets by segment for the periods ended March 31, 2009 and December 31, 2008 is as follows:

	March 31,	December 31,
	2009	2008
(in thousands)		(As Adjusted)
Identifiable assets:
Early Stage	$43,756	$46,431
Late Stage	$423,061	$423,785
Support & Other (a)	$86,807	$84,672

Total assets	$553,624	$554,888

(a)	Primarily comprised of cash and tax-related assets.
10. Subsequent Event:
In the second quarter of 2009, the Company has commenced an initiative to implement a series of temporary and permanent measures into its business to achieve operating efficiencies and reduce its cost structure. These measures, when fully implemented, will include some combination of payroll related measures, such as workforce reductions, furloughs, reduction in work week, wage and hiring freezes and elimination of a portion of employee benefits, as well as, strict controls over discretionary spending and possible facilities closures, among other items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
Company Overview
Kendle International Inc. (the Company or Kendle) is a global clinical research organization (CRO) that delivers integrated clinical development services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services, among other things, on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. The Company operates its business in two reportable operating segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of clinical development services related to Phase II through IV clinical trials, regulatory affairs and biometrics offerings. The Company aggregates its clinical development operating unit, regulatory affairs operating unit, and biometrics operating unit into the Late Stage segment under the aggregation criteria in Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131). The aggregation criteria met include a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. In addition, the Company reports support functions primarily composed of Human Resources, Information Technology, Sales and Marketing and Finance under the Support and Other category for purposes of segment reporting. A portion of the costs incurred from the support units are allocated to the Early and Late Stage reportable operating segments.
The Company primarily earns net service revenues through performance under Late Stage segment “full-service” contracts. The Company also recognizes revenues through limited service contracts, consulting contracts, and Early Stage segment contracts. For a detailed discussion regarding the Company’s Late Stage segment contracts, Early Stage segment contracts, revenue recognition process and other Critical Accounting Policies and Estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2008.
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
The aggregate purchase price was approximately $18,355,000 in cash paid at closing, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there is an earnout provision, with a maximum additional amount to be paid of $6,500,000 (in Canadian dollars) payable if certain conditions are met, as well as an additional contingent payment of $900,000 (in Canadian dollars) upon receipt of certain tax credits arising from pre-acquisition operations. In March 2009, an increase to goodwill and a corresponding liability of $720,000 ($900,000 in Canadian dollars at current exchange rates) were recorded since the additional contingent payment related to certain tax credits has been received. Additionally, in May 2009, an agreement was reached to settle the outstanding earnout provision for $5 million (in Canadian dollars) and accelerate the payment date for a portion of the amount. This additional goodwill will be recorded in the second quarter of 2009.
New Business Authorizations and Backlog
New business authorizations, which are sales of our services, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business authorizations for the three months ended March 31, 2009 and 2008 were approximately $72 million and $180 million, respectively. New business authorizations in the first quarter of 2009 are down significantly from previous quarters due to delays in the selling cycle. Mergers and acquisitions by and between the Company’s customers in the biopharmaceutical industry are resulting in delays in signed contracts as our customers are re-evaluating their research and development spending priorities. In addition, smaller customers without large partners are experiencing difficulty obtaining financing. In the first quarter of 2009, the Company experienced cancellations at a higher level than its historical norms and in this current environment could continue to experience higher than its normal cancellations.
Backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. As the Company increasingly competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase. Backlog at March 31, 2009 was approximately $930 million compared to $1.02 billion at December 31, 2008. The net book-to-bill ratio was .2 to 1 and 1.4 to 1, respectively, for the three months ended March 31, 2009 and 2008.
In light of the current industry dynamics, including increased project cancellations and delays, the Company is continuing to conduct a thorough review of its backlog with the potential for assigning a more conservative profile as appropriate to this current environment.
For various reasons discussed in “Item 1 — Backlog” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations
The Company’s results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have adverse effects on the Condensed Consolidated Financial Statements. Fluctuations in the Company’s sales cycle and the ability to maintain large customer contracts or to enter into new contracts could hinder the Company’s long-term growth. In addition, the Company’s aggregate backlog, consisting of signed contracts and letters of intent as well as awarded projects for which the contract is actively being negotiated, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog. For a more detailed discussion regarding the risk factors associated with the Company’s results of operations, among other things, see Item 1A-Risk Factors, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Information to be discussed regarding segments is outlined in the below table:

	Early	Late	Support
(in thousands)	Stage(b)	Stage	& Other(c)	Total
Three Months Ended March 31, 2009

Net service revenues	$9,082	$96,638	$2,383	$108,103
Income from operations	$1,020	$21,186	$(14,068)	$8,138
Operating Margin % (a)	11.2%	21.9%	—	7.5%

Three Months Ended March 31, 2008

Net service revenues	$5,638	$104,779	$3,707	$114,124
Income from operations	$386	$24,666	$(11,077)	$13,975
Operating Margin % (a)	6.8%	23.5%	—	12.2%

(a)	Expressed as a percentage of net service revenues.

(b)	The Early Stage segment results for the three months ended March 31, 2009 include operating results of DecisionLine, acquired in June of 2008.

(c)	Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal.
Net Service Revenues
Net service revenues decreased approximately $6.0 million, or 5%, to $108.1 million in the first quarter of 2009 when compared with $114.1 million in the first quarter of 2008. On a constant currency basis (first quarter 2009 net service revenues converted at first quarter 2008 currency rates) 2009 net service revenues were up 8% over 2008 net service revenues, therefore foreign currency exchange rates fluctuations accounted for a 13% decline in first quarter 2009 net service revenues.
Net service revenues from the Early Stage segment increased by approximately 61% from $5.6 million in the three months ended
March 31, 2008 to $9.1 million in the corresponding period of 2009. The increase is attributable to the DecisionLine acquisition. Net service revenues from DecisionLine were approximately $4.6 million in the first quarter of 2009. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia were approximately $2.1 million in the first quarter of 2009 compared to $1.6 million in the first quarter of 2008. Net service revenues in the Phase I unit in the Netherlands decreased by approximately $1.6 million from $4.0 million in the first quarter of 2008 to $2.4 million in the first quarter of 2009.
Net service revenues in the Late Stage segment decreased by approximately 8% to $96.6 million in the three months ended March 31, 2009 from $104.8 million in the three months ended March 31, 2008. The decrease in net service revenues in the Late Stage segment was driven primarily by delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status, which prevented the Company from commencing work and revenue generating activities; coupled with a significantly higher than normal cancellation rate on previously awarded studies. We believe this situation is the result of weakness in the current global economy and stricter access to capital. Additionally, recent pharmaceutical company mergers as well as reduced prescription drug sales and uncertainty in the global economy have delayed customer decisions on previously awarded contracts and slowed the contract signature process as pharmaceutical companies re-evaluate their pipelines and, in the case of newly merged customers, focus on integration efforts rather than future development of products.
The Company did experience strong growth in Latin America in the first quarter of 2009 as customers continue to focus on the low-cost structure in this region to conduct clinical trials. The Company’s net service revenues in the Latin America increased by approximately 53% in the first three months of 2009 compared to the same period of the prior year.
A summary of net service revenues by geographic region for the three months ended March 31, 2009 and 2008 is presented below.

	For the Three Months Ended
	March 31,
	2009		2008
	Net Service		Net Service
(in thousands)	Revenues	% of Revenue	Revenues	% of Revenue	% of Growth
North America	$57,204	53%	$52,896	46%	8%
Latin America	12,039	11%	7,852	7%	53%
Europe	35,484	33%	48,140	42%	-26%
Asia-Pacific	3,376	3%	5,236	5%	-36%

Total	$108,103		$114,124		-5%

The top five customers based on net service revenues contributed approximately 30% of net service revenues during the first quarter of 2009 compared to approximately 31% of net service revenues during the first quarter of 2008. No customer accounted for more than 10% of total first quarter 2009 or 2008 net service revenues.
Reimbursable Out-of-Pocket Revenues/Expenses
Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses decreased approximately 17% to $37.0 million in the first quarter of 2009 from $44.7 million in the corresponding period of 2008.
Operating Expenses
Direct costs decreased approximately $1.2 million, or 2%, to $58.0 million in the first quarter of 2009 from $59.2 million in the first quarter of 2008. The decrease in direct costs relates to the decrease in net service revenues in the first quarter of 2009. Direct costs expressed as a percentage of net service revenues were 51.8% for the three months ended March 31, 2008 and 53.6% in the first quarter of 2009. The increase in direct costs as a percentage of net service revenues is due to decreased utilization of billable employees in the first quarter of 2009 compared to the first quarter of 2008 as a result of project cancellations and delays in signing of contracts, as previously discussed. Additionally, the Company accrued additional direct costs of approximately $1.0 million related to a programming issue unique to one study and one customer that occurred in the fourth quarter of 2008. This increase was the result of our evaluation of information provided by our customer late in the first quarter which led us to believe our initial estimate was understated. The issue requires the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. The Company continues to discuss this matter with the customer. Additionally, the Company is in the process of working with its insurance provider to recover direct cost amounts that might be covered under the terms of the Company’s insurance coverage. However, under the provisions of SFAS No. 5, “Accounting for Contingencies”, any such recovery would be considered a gain contingency. Accordingly, no receivable has been recorded at March 31, 2009 related to potential insurance recovery. Any insurance proceeds received would serve to reduce direct costs in future periods.
Selling, general and administrative expenses increased $0.4 million, or 1%, from $37.6 million in the first quarter of 2008 to $38.0 million in the same quarter of 2009.
Selling, general and administrative expenses expressed as a percentage of net service revenues were 35.2% for the three months ended March 31, 2009 compared to 33.0% for the corresponding 2008 period. The increase in selling, general and administrative expenses as a percentage of net service revenue is due to the increase in non-billable headcount that occurred between the first quarter of 2008 and the first quarter of 2009 in line with the Company’s efforts to build infrastructure to support the Company’s projected growth. Selling, general and administrative expenses increased as a percentage of net service revenues due to the decline in net service revenues discussed above.
In the second quarter of 2009, the Company commenced several initiatives to optimize workforce and capacity and to reduce operating expenses, such as: the reduction of discretionary spending, limiting previously planned headcount additions, delay or elimination of merit increases, reduction or elimination of other benefits, workforce reductions or furloughs, and other potential cost savings in an attempt to reduce these expenses. The Company expects to take a one-time charge in the second quarter of 2009 for severance-related and other expenses in the range of $3.5 million to $4.5 million.
Depreciation and amortization expense increased by $0.6 million in the first quarter of 2009 compared to the first quarter of 2008. The increase is primarily due to amortization of approximately $362,000 related to a customer relationship asset acquired in the June 2008 acquisition of DecisionLine. Finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition. The remainder of the increase is due to increased depreciation expense on fixed asset purchases.

Income from operations decreased to $8.1 million or 7.5% of net service revenues for the three months ended March 31, 2009 from $14.0 million or 12.2% of net service revenues for the corresponding 2008 period. Income from operations from Kendle’s Early Stage segment increased approximately $634,000, or 164%, to $1.0 million or 11.2% of Early Stage net service revenues for the three months ended March 31, 2009, from approximately $386,000 or 6.8% of Early Stage net service revenues for the corresponding period of 2008. The reason for the increase in operating margin in Early Stage in 2009 was due to operating income from DecisionLine of approximately $745,000.
Income from operations from the Company’s Late Stage segment decreased $3.5 million, (or 14%), to $21.2 million (or 21.9% of Late Stage net service revenues) for the three months ended March 31, 2009 from approximately $24.7 million (or 23.5% of net service revenues) from the corresponding period of 2008. The decline in the Late Stage operating margin was due to a drop in net service revenues, primarily in the European region, driven by decreased utilization of billable associates.
Other Income (Expense)
Other Income (Expense) was expense of approximately $483,000 in the first quarter of 2009 compared to expense of approximately $6.8 million in the first quarter of 2008.
The components of Other Income / (Expense) were as follows for the periods presented:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
(in thousands)		(As Adjusted)
Interest expense	$(3,876)	$(4,437)
Interest income	230	252
Foreign currency gains/(losses)	3,590	(2,386)
Other expenses	(427)	(222)

	$(483)	$(6,793)

In August 2006, the Company borrowed $200 million under a term loan agreement in connection with the closing and purchase of CRL Clinical Services. In the third quarter of 2007, the Company issued $200.0 million in principal amount of 3.375% Convertible Notes. In conjunction with issuance and sale of the Convertible Notes, the Company made a mandatory prepayment on its term debt and subsequently paid off the balance of the term note in the third quarter of 2007. For a detailed discussion of the financing transaction see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”) in May 2008. APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008 and requires retrospective application for all periods presented. The Company has adopted APB 14-1 effective January 1, 2009 as it relates to its $200 million (par value) 3.375% Convertible Notes issuance and as required by the new guidance has adjusted the prior periods for the effects of APB 14-1.
Interest expense on the Convertible Notes has been recorded at the effective rate of 8.02%. During the quarter ended March 31, 2009, the amount of interest expense recognized for the contractual interest rate was $1.7 million and the amount recognized for discount amortization was $1.7 million for a total of $3.4 million. During the quarter ended March 31, 2008, the amount of interest expense recognized for the contractual interest rate was $1.7 million and the amount recognized for discount amortization was $1.6 million for a total of $3.3 million.
In total, interest expense decreased by approximately $0.6 million in the first quarter of 2009 compared to the first quarter of 2008. In the first quarter of 2008, the Company recorded interest expense of approximately $0.7 million related to a decline in value of its interest rate collar, which was terminated during that quarter. The Company paid approximately $1.1 million to reflect amounts due upon termination of the collar.
Interest income decreased by approximately $22,000 in the first quarter of 2009 due to a general decrease in the rate of return on cash investments.
In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The hedging transactions were designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiary in each of the United Kingdom and Germany. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Condensed Consolidated Statements of Operations.
In the first quarter of 2009, the Company eliminated a substantial portion of the note payable between the U.S. subsidiary and U.K. subsidiary, referenced above, and the entire amount of the note payable between the U.S. subsidiary and German subsidiary. In connection with these transactions, the Company also terminated its foreign currency hedge arrangements referenced above.
In the first quarter of 2009, the Company recorded pre-settlement losses of approximately $1.7 million related to exchange rate fluctuations on these intercompany notes and the related derivative instruments compared to gains of approximately $2.1 million related to the intercompany notes and derivative instruments in the first quarter of 2008.
In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate gains of approximately $5.3 million in the first quarter of 2009 compared to losses of $4.5 million in the first quarter of 2008. The foreign exchange gain is due to the strengthening of the British pound against the Euro and the strengthening of the US dollar against both the British pound and the Euro as well as an increase in global contracts leading to increased exchange rate exposure. The exchange rate transaction losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location. As of December 31, 2008, one of the Company’s British subsidiaries had intercompany payables, predominately denominated in euros, to other

Kendle subsidiaries, amounting to approximately $25.2 million. The majority of the first quarter 2009 exchange rate gain relates to the impact of the strengthening of the British pound against the euro on those intercompany payables. During the quarter, the Company implemented activities to substantially reduce its exposure on these pound-euro balances going forward.
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
Income Taxes
The Company reported tax expense at an effective rate of 88.4% in the quarter ended March 31, 2009, compared to tax expense at an effective rate of 42.9% after retroactive application, as required, of APB 14-1 in the quarter ended March 31, 2008. The tax expense of $6.8 million for 2009 includes $4.4 million in tax for the settlement of the foreign currency hedge and related intercompany notes discussed above.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses.
Net Income
The net income for the quarter ended March 31, 2009 (which includes a $4.4 million discrete tax expense, $.30 per diluted share, discussed above), was approximately $886,000, or $0.06 per basic and diluted share. Net income for the quarter ended March 31, 2008, as adjusted for the impact of the adoption of APB 14-1, was $4.1 million or $0.28 per basic and $0.27 per diluted share.
Liquidity and Capital Resources
Cash and cash equivalents increased by $19.8 million for the three months ended March 31, 2009 as a result of cash provided by operating activities, investing activities and financing activities of $8.3 million, $11.9 million and $505,000, respectively. Foreign exchange rates had a negative impact on cash and cash equivalents in the first quarter of 2009 of approximately $851,000. At March 31, 2009, cash and cash equivalents were $55.0 million. In addition, the Company has approximately $989,000 in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash provided by operating activities for the period consisted primarily of noncash expenses such as depreciation and amortization combined with a reduction in net accounts receivable. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $61.2 million at March 31, 2009, and $63.4 million at December 31, 2008.

Investing activities for the three months ended March 31, 2009 consisted primarily of $17.3 million in cash provided by the termination of the foreign currency hedge transactions previously discussed offset by approximately $5.4 million in capital expenditures, mostly related to computer equipment and software purchases, including internally developed software.
Financing activities for the three months ended March 31, 2009 consisted primarily of proceeds of approximately $1.0 million in proceeds from overdrafts offset by $482,000 in costs to secure the most recent credit amendment.
In August 2006, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility was comprised of a $200 million term loan and a revolving loan commitment. The $200 million term loan was repaid with proceeds from the $200 million convertible debt issuance discussed below. The revolving loan commitment currently allows for maximum borrowing capacity of $53.5 million and expires in August 2011. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. In the first quarter of 2009, the Company sought and received an amendment to the Facility to adjust certain covenants, incurring costs of $482,000. These costs were deferred and are being amortized over the remaining life of the Facility. The Company is in compliance with its covenants as of March 31, 2009, however is closely monitoring its covenant projections in light of current economic conditions.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of March 31, 2009, and December 31, 2008, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.
On July 10, 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale by the Company of $175 million in aggregate principal amount of the Company’s Convertible Notes pursuant to the Company’s effective Registration Statement on Form S-3. On July 11, 2007, the Underwriter exercised an over-allotment option and purchased an additional $25 million in aggregate principal amount of Convertible Notes. On July 16, 2007, $200 million in aggregate principal amount of the 5-year Convertible Notes with a maturity date of July 15, 2012 were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note. For a detailed discussion of the specific terms of the above referenced Convertible Note transaction, as well as the related hedges, see Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
As previously discussed, APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company has adopted APB 14-1 effective January 1, 2009 as it relates to its $200 million (par value) 3.375% Convertible Notes issuance and has, as required by this statement, adjusted the prior periods for the effects of APB 14-1. The Company calculated the initial fair value of the debt component of the Convertible Notes as of the issuance date of July 16, 2007 to be $162.3 million and the resulting value of the conversion option or equity component to be $37.7 million based on an interest rate for comparable nonconvertible debt of 8.02%. Additionally, upon adoption of APB 14-1, the initial debt issuance costs of $6.6 million were allocated on a proportional basis consistent with the debt instrument into debt issuance costs of $5.4 million and equity issuance costs of $1.2 million. The discount on the Convertible Notes and the adjusted debt issuance costs are being amortized into interest expense over the term of the Convertible Notes using the effective interest rate method. The adoption of APB 14-1 results in an adjusted liability amount of $162.3 million, $165.2 million, and $171.8 million as of July 16, 2007 (issuance date), December 31, 2007, and December 31, 2008, respectively. The adoption of APB 14-1 resulted in an increase to additional paid in capital for the conversion option, net of equity issuance costs, of $36.4 million as of the issuance date. Interest expense for the years ended December 31, 2007 and December 31, 2008 increased by $2.7 million and $6.3 million, respectively, over previously reported amounts.
As of March 31, 2009 and December 31, 2008, the carrying amount of the equity component classified as additional paid in capital was $36.4 million. The principal or par amount of the liability component was $200 million as of March 31, 2009 and December 31, 2008. The unamortized discount as of March 31, 2009 and December 31, 2008 was $26.4 million and $28.2 million and the net carrying amount was $173.6 million and $171.8 million, respectively. The net carrying amounts of the Convertible Notes are classified as long-term in the accompanying Condensed Consolidated Balance Sheets. The debt discount is being amortized over the term of the Convertible Notes which mature on July 15, 2012.
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
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on any amounts outstanding under the Facility and Multicurrency Facility. At March 31, 2009, no amounts were outstanding under either the Facility or the Multicurrency Facility.
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
Foreign Currency
The Company operates on a global basis and is therefore exposed to various types of currency risks. There are specific transaction risks which arise from the nature of the contracts the Company executes with its customers. From time to time contracts are denominated in a currency different than the particular local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed by the Company. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s net service revenues and resultant net income or loss can be affected by fluctuations in exchange rates.
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
During the first quarter of 2009, the Company recorded total foreign exchange gains of approximately $3.6 million related to the risks described above.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $10.7 million at March 31, 2009 and $14.5 million at December 31, 2008.
Foreign Currency Hedges
In the first quarter of 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S dollar and British Pounds Sterling and U.S dollar and Euro. The hedging transactions were designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and has an outstanding principal amount of $5.5 million as of March 31, 2009. The note between the Company’s U.S. subsidiary and German subsidiary was denominated in Euro and has been settled with no remaining principal balance as of March 31, 2009. The hedge agreements were not designated for hedge accounting treatment under SFAS No. 133 and all changes in the fair market value of the hedge have been be recorded in the Company’s Condensed Consolidated Statements of Operations. In the first quarter of 2009, the Company recorded gains of approximately $740,000 on the Euro hedge transaction and losses of approximately $1.3 million on the Pounds Sterling transaction related to the changes in the fair market value of the respective hedges. Additionally, the Company recorded a foreign exchange loss of approximately $1.5 million on the change in value of the Euro intercompany note and a gain of approximately $330,000 on the change in value of the Pounds Sterling intercompany note.
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

Factors that could cause actual performance to differ materially from these forward-looking statements include those risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which risk factors may be updated from time to time by the Company’s Quarterly Reports on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Item 1A. Risk Factors
There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except for those below.
Current market conditions have caused significant volatility in the Company’s stock price.
The market price of the Company’s common stock has historically experienced and will continue to experience some volatility. General conditions in the economy and financial markets and other developments affecting the Company or its competitors have caused the market value of the Company’s common stock to decline. This volatility and valuation decline has affected securities issued by many companies in many industries, in addition to the Company’s common stock, often for reasons unrelated to their operating performance. If the current valuation declination continues, the Company’s total market capitalization may be at a level where an interim evaluation may be warranted and that evaluation could result in an impairment of some of the Company’s goodwill, particularly the goodwill assigned to the Early Stage reportable segment.
If the Company is required to write off goodwill or other intangible assets acquired in its business combinations, its financial position and results of operations would be adversely affected.
The Company had goodwill and other acquisition-related intangible assets of approximately $254.0 million and $255.4 million as of March 31, 2009 and December 31, 2008, respectively, which constituted approximately 46% of its total assets as of both periods. The Company periodically (at least annually unless triggering events occur that cause an interim evaluation), evaluates goodwill and other acquired intangible assets for impairment. Any future determination requiring the write off of a significant portion of the Company’s goodwill or other acquired intangible assets could adversely affect its results of operations and financial condition. Should current economic conditions continue, an interim evaluation may be warranted and that evaluation could result in an impairment of some of the Company’s goodwill, particularly the goodwill assigned to the Early Stage reportable segment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities

Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
None
Item 6. Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status
10.27	Fifth Amended and Restated Credit Agreement dated as of March 20, 2009 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent	A

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

Filing
Status	Description of Filing Status

A	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.

Date: May 11, 2009	By:	/s/ Candace Kendle Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Keith A. Cheesman Keith A. Cheesman
Senior Vice President — Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

10.27	Fifth Amended and Restated Credit Agreement dated as of March 20, 2009 among Kendle International Inc., the several lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002