Form 10-Q
period 2009-06-30
KENDLE INTERNATIONAL INC
filed 2009-08-10
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,868,656 shares of Common Stock, no par value, as of July 31, 2009.

KENDLE INTERNATIONAL INC.
Index

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2009	2008 (1)

ASSETS
Current assets:
Cash and cash equivalents	$61,775	$35,169
Restricted cash	3,214	884
Accounts receivable, net	144,058	157,971
Deferred tax assets — current	10,049	14,077
Other current assets	19,551	18,439

Total current assets	238,647	226,540

Property and equipment, net	49,900	44,578
Goodwill	242,009	236,329
Other finite-lived intangible assets, net	17,021	19,031
Long-term deferred tax assets	6,359	1,346
Other assets	8,207	27,064

Total assets	$562,143	$554,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$118	$188
Trade payables	19,135	19,015
Advance billings	98,720	94,561
Other accrued liabilities	59,059	44,181

Total current liabilities	177,032	157,945
Obligations under capital leases, less current portion	63	123
Convertible notes, net	153,429	171,848
Deferred tax liabilities	5,739	4,424
Non-current income taxes payable	2,184	2,123
Other liabilities	4,768	5,801

Total liabilities	$343,215	$342,264

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,872,390 and 14,861,518 shares issued and 14,849,338 and 14,838,466 outstanding at June 30, 2009 and December 31, 2008, respectively	$75	$75
Additional paid in capital	180,634	180,020
Accumulated earnings	22,579	18,499
Accumulated other comprehensive income:
Foreign currency translation adjustment	16,132	14,522
Less: Cost of common stock held in treasury, 23,052 shares at June 30, 2009 and December 31, 2008, respectively	(492)	(492)

Total shareholders’ equity	218,928	212,624

Total liabilities and shareholders’ equity	$562,143	$554,888

(1)	As adjusted due to the implementation of APB 14-1. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008 (1)	2009	2008 (1)

Net service revenues	$107,351	$126,989	$215,454	$241,113
Reimbursable out-of-pocket revenues	34,804	50,403	71,762	95,092

Total revenues	142,155	177,392	287,216	336,205

Costs and expenses:
Direct costs	55,204	63,523	113,182	122,693
Reimbursable out-of-pocket costs	34,804	50,403	71,762	95,092
Selling, general and administrative expenses	35,226	43,736	73,256	81,360
Restructuring expense	6,006	—	6,006	—
Depreciation and amortization	3,937	3,650	7,895	7,005

Total costs and expenses	135,177	161,312	272,101	306,150

Income from operations	6,978	16,080	15,115	30,055

Other income (expense):
Interest income	133	137	363	389
Interest expense	(3,728)	(3,810)	(7,604)	(8,247)
Gain on extinguishment of debt	3,133	—	3,133	—
Other	1,029	(1,571)	4,194	(4,179)

Total other income (expense)	567	(5,244)	86	(12,037)

Income before income taxes	7,545	10,836	15,201	18,018

Income taxes	4,352	4,533	11,121	7,611

Net income	$3,193	$6,303	$4,080	$10,407

Income per share data:
Basic:
Net income per share	$0.22	$0.43	$0.27	$0.71

Weighted average shares	14,849	14,705	14,845	14,698

Diluted:
Net income per share	$0.21	$0.42	0.27	$0.69

Weighted average shares	14,955	14,981	14,971	14,979

(1)	As adjusted due to the implementation of APB 14-1. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008 (1)	2009	2008 (1)

Net income	$3,193	$6,303	$4,080	$10,407

Other comprehensive income:

Foreign currency translation adjustment	5,387	221	1,610	3,044

Comprehensive income	$8,580	$6,524	$5,690	$13,451

(1)	As adjusted due to the implementation of APB 14-1. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
(in thousands)	2009	2008

Net cash provided by (used in) operating activities	$39,383	$(3,277)

Cash flows from investing activities:
Proceeds from termination of foreign currency hedges	17,312	—
Acquisitions of property and equipment	(10,772)	(11,323)
Acquisitions of businesses, less cash acquired	(2,875)	(17,521)
Additions to internally developed software	(406)	(657)
Interest rate collar termination costs	—	(1,082)
Other	17	9

Net cash provided by (used in) investing activities	3,276	(30,574)

Cash flows from financing activities:
Repurchase of convertible notes	(18,239)	—
Debt issue costs	(482)	—
Payments on capital lease obligations	(124)	(110)
Repurchase of note hedges and warrants	(79)	—
Amounts payable — book overdraft	470	176
Proceeds from issuance of common stock	47	539
Proceeds under credit facilities	—	11,000
Income tax benefit from stock option exercises	—	107

Net cash provided by (used in) financing activities	(18,407)	11,712

Effects of exchange rates on cash and cash equivalents	2,354	429

Net increase (decrease) in cash and cash equivalents	26,606	(21,710)
Cash and cash equivalents:
Beginning of period	35,169	45,512

End of period	$61,775	$23,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, adjusted for the impact of the retrospective adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (APB 14-1). (see Note 2-Accounting Changes for additional information), but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The following table sets forth the computation for basic and diluted EPS (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)

Basic earnings per share calculation:
Net income	$3,193	$6,303	$4,080	$10,407

Weighted average shares outstanding for basic EPS computation	14,849	14,705	14,845	14,698

Earnings per share — basic	$0.22	$0.43	$0.27	$0.71

Diluted earnings per share calculation:
Net income	$3,193	$6,303	$4,080	$10,407

Weighted average shares outstanding	14,849	14,705	14,845	14,698
Dilutive effect of stock options and restricted stock	106	276	126	281

Weighted average shares outstanding for diluted EPS computation	14,955	14,981	14,971	14,979

Earnings per share — assuming dilution	$0.21	$0.42	$0.27	$0.69

Under Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and APB 14-1, and because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 5) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of the quarter ended June 30, 2009. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

			Total Treasury	Shares Due to the	Incremental Shares
	Convertible	Warrant	Method Incremental	Company under Note	Issued by the Company
Share Price	Notes Shares	Shares	Shares (1)	Hedges	Upon Conversion (2)
$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	167,744	—	167,744	(167,744)	—
$55.00	485,926	—	485,926	(485,926)	—
$60.00	751,078	—	751,078	(751,078)	—
$65.00	975,437	213,463	1,188,900	(975,437)	213,463
$70.00	1,167,744	460,197	1,627,941	(1,167,744)	460,197

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.

Effective January 1, 2009, the Company adopted the provisions of EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (EITF 03-6-1). EITF 03-6-1 clarifies that unvested share-based payment awards that contain non forfeitable rights to dividends (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two class method. EITF 03-6-1 is effective for years beginning after December 15, 2008. EITF 03-6-1 did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.
Accounting for Uncertainty in Income Taxes
At December 31, 2008, the total amount of unrecognized tax benefits was approximately $1.8 million, of which $1.7 million would impact the effective tax rate, if recognized. During the second quarter of 2009, there were no significant changes to the amount of unrecognized tax benefits.
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense in the Company’s Condensed Consolidated Statements of Operations. Tax-related interest and penalties and the related recorded liability were insignificant at June 30, 2009.
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

The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years

United States	2005 – 2008
Germany	2007 – 2008
United Kingdom	2006 – 2008
Netherlands	2005 – 2008
The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.
In the second quarter of 2009, the Company reclassified $5.0 million in deferred tax assets from current deferred tax assets to long term deferred tax assets based on the Company’s latest estimate of when the assets will be utilized.
2. Accounting Changes:
Effective January 1, 2009, Company retrospectively adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company has adopted APB 14-1 as it relates to its $200 million (par value) 3.375% Convertible Notes issuance. The Company calculated the initial fair value of the debt component of the Convertible Notes as of the issuance date of July 16, 2007 to be $162.3 million and the resulting value of the conversion option or equity component to be $37.7 million based on an interest rate for comparable nonconvertible debt of 8.02%. Additionally, upon adoption of APB 14-1, the initial debt issuance costs of $6.6 million were allocated on a proportional basis consistent with the debt instrument into debt issuance costs of $5.4 million and equity issuance costs of $1.2 million. The following financial statement line items for the three and six month periods ended June 30, 2008 and December 31, 2008 were affected by this accounting change (in thousands):
Balance Sheet
As of December 31, 2008

	As Reported	Adjustments	As Adjusted
	Before APB	due to APB	After APB
	14-1	14-1	14-1

Other Assets	$27,735	$(671)	$27,064

Total Assets	555,559	(671)	554,888

Convertible Notes	200,000	(28,152)	171,848

Total Liabilities	370,416	(28,152)	342,264

Additional Paid in Capital	143,608	36,412	180,020

Accumulated Earnings	27,430	(8,931)	18,499

Total Shareholders’ Equity	185,143	27,481	212,624

Total Liabilities and Shareholders’ Equity	555,559	(671)	554,888
Statement of Operations
For the three months ended June 30, 2008

	As Reported	Adjustments	As Adjusted
	Before APB	due to APB	After APB
	14-1	14-1	14-1

Interest Expense	$(2,278)	$(1,532)	$(3,810)

Total Other Income (Expense)	(3,712)	(1,532)	(5,244)

Income Before Taxes	12,368	(1,532)	10,836

Net Income	7,835	(1,532)	6,303

Earnings Per Share
Basic	0.53	(0.10)	0.43

Diluted	0.52	(0.10)	0.42

Comprehensive Income	8,056	(1,532)	6,524

Statement of Operations
For the six months ended June 30, 2008

	As Reported	Adjustments	As Adjusted
	Before APB	due to APB	After APB
	14-1	14-1	14-1

Interest Expense	$(5,195)	$(3,052)	$(8,247)

Total Other Income (Expense)	(8,985)	(3,052)	(12,037)

Income Before Taxes	21,070	(3,052)	18,018

Net Income	13,459	(3,052)	10,407

Earnings Per Share
Basic	0.92	(0.21)	0.71

Diluted	0.90	(0.21)	0.69

Comprehensive Income	16,503	(3,052)	13,451
3. Acquisition:
On January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (FAS 141(R)) and will account for future acquisitions in accordance with this statement. FAS 141(R) affects accounting for tax uncertainties related to acquisitions which closed prior to January 1, 2009.
Acquisition of DecisionLine Clinical Research Corporation and related company :
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
The aggregate purchase price was approximately $18,355,000 in cash, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there was an earnout provision, as well as an additional contingent payment upon receipt of certain tax credits arising from pre-acquisition operations. In March 2009, the above mentioned payment of certain tax credits was received, and accordingly recorded as additional goodwill in the amount of approximately $720,000 (equivalent of $900,000 in Canadian dollars at the then current exchange rates). Additionally, in May 2009, an agreement was reached to settle the outstanding earnout provision for $4.3 million (equivalent of $5 million in Canadian dollars at the then current exchange rates) and accelerate the payment date for a portion of the amount. This additional goodwill was recorded in the second quarter of 2009.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands at the prevailing exchange rate at June 2, 2008, except contingent consideration recorded at appropriate exchange rate)

Cash	$1,562
Accounts receivable	5,922
Other current assets	1,398
Property, plant and equipment	2,913
Other long-term assets	1,196
Intangible assets	4,930
Goodwill	14,112

Total assets acquired	32,033
Advance billings	(3,503)
Other current liabilities	(2,956)
Other long-term liabilities	(898)

Total liabilities assumed	(7,357)

Net assets acquired	$24,676

For the acquisition discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisition of DecisionLine occurred at the beginning of 2008:

Six Months Ended
(in thousands, except per share data)	June 30, 2008
Net service revenues	$251,799
Income before income taxes	$20,485
Net income	$11,521
Net income per diluted share	$0.77
Weighted average shares	14,979
Pro forma results for the six months ended June 30, 2008 reflect historical restructuring costs of approximately $480,000 ($307,000 net of tax).
The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2008, nor is it necessarily indicative of future operating results.

4. Goodwill and Other Intangible Assets:
Goodwill at June 30, 2009 and December 31, 2008 is comprised of:

(in thousands)

Balance at December 31, 2008	$236,329
Contingent consideration recorded	5,039
Foreign currency fluctuations	641

Balance at June 30, 2009	$242,009

In connection with its June 2008 acquisition of DecisionLine, the Company has recorded approximately $14.1 million of goodwill, see Note 3 — Acquisition. In March 2009, the Company recorded additional goodwill of approximately $720,000 for the payment of contingent consideration related to certain tax credits arising prior to acquisition and in May 2009, recorded goodwill of approximately $4.3 million for settlement of the earnout provision, both of which are included in the total $14.1 million stated above. The goodwill and the finite-lived intangible assets acquired in the acquisition are not deductible for income tax purposes.
Amortizable intangible assets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2009	2008

Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,238	$22,007
Non-compete agreements	460	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	17,834	17,427

Total carrying amount	$49,332	$48,694
Accumulated Amortization:
Customer relationships	$(6,778)	$(5,003)
Non-compete agreements	(460)	(460)
Completed technology	(1,511)	(1,252)
Backlog	(5,728)	(5,521)
Internally developed software (a)	(15,915)	(15,569)

Total accumulated amortization	$(30,392)	$(27,805)

Net amortizable intangible assets	$18,940	$20,889

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
There were no material changes in intangible assets since December 31, 2008.

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
As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.
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
In the second quarter of 2009, the Company repurchased on the open market a portion of its outstanding Convertible Notes with a par value of $25 million for cash in the amount of $18.2 million. The carrying value of these Convertible Notes at the time of repurchase was $21.8 million and a gain on extinguishment of debt of $3.1 million was recorded. Debt issuance costs with a carrying value of $449,000 were written off in conjunction with this transaction. No portion of the consideration given for the repurchase was allocated to the equity component. The related bond hedges and warrant agreements were proportionately reduced at a cost of $79,000 and were recorded as a reduction of additional paid in capital.

The carrying amounts of the equity and debt components were as follows:

	As of June 30,	As of December 31,
(in thousands)	2009	2008

Equity component, carrying amount	$36,412	$36,412

Principal component, at par	$175,000	$200,000
Unamortized discount	(21,571)	(28,152)

Principal component, carrying amount	$153,429	$171,848

The net carrying amounts of the Convertible Notes are classified as long-term in the accompanying Condensed Consolidated Balance Sheets. The debt discount is being amortized, using the effective interest rate method, over the term of the Convertible Notes which mature on July 15, 2012. Interest expense on the Convertible Notes has been recorded at the effective rate of 8.02%.
Interest expense recognized related to the Convertible Notes for the periods were as follows:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest cost at coupon rate	$1,606	$1,687	$3,294	$3,375
Discount amortization	1,675	1,630	3,427	3,250

Total interest expense recognized	$3,281	$3,317	$6,721	$6,625

The Company adopted, effective January 1, 2009, EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward and superceding guidance in EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock””. No changes were required to the Company’s consolidated financial statements as a result of this pronouncement.
6. Commitments and Contingencies:
In the fourth quarter of 2008, the Company identified a programming issue unique to one study and one customer that requires the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. As a result, in the fourth quarter of 2008, the Company recorded an accrual for estimated additional direct costs of approximately $4.9 million and reduced net service revenues by approximately $2.3 million. In the first quarter of 2009, based on information provided by the customer, the Company increased the accrual for estimated additional direct costs by $1.0 million to a total of $5.9 million. Discussions with the customer and the insurance provider are continuing and the accrual as of June 30, 2009 remains at a total of $5.9 million. The Company continues to work toward resolution with its insurance provider and its customer to recover direct cost amounts that might be covered under the terms of the Company’s insurance coverage. However, under the provisions of SFAS No. 5, “Accounting for Contingencies”, any such recovery would be considered a gain contingency. Accordingly, no receivable has been recorded at December 31, 2008 or at June 30, 2009 related to potential insurance recovery. Any insurance proceeds received would serve to reduce direct costs in future periods.

7. Stock Based Compensation:
In the first six months of 2009, the Company issued 19,300 shares of time vested restricted share units (RSUs) that vest in their entirety after 18 months. Of this award, 5,000 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense recognition for the remaining RSUs will be recorded on a straight-line basis over the 18 month vesting period.
In the first six months of 2009, the Company issued 28,200 shares of performance-based restricted stock units. Of this award, the vesting of 27,200 of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2009, and a service condition, as 33% vest in March 2010, 33% vest in January 2011, and 33% vest in January 2012. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 28,200 shares issued, 18,000 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2009, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2009, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2009 and would expect to record the second half of the expense in the third quarter of 2009. Expense for non retirement-eligible associates is being recorded over the vesting period.
The following is a summary of stock based compensation expense recorded by the Company for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Stock options	$236	$510	$285	$606
Non-vested common stock	18	31	326	407

Total stock based compensation	$254	$541	$611	$1,013

As of June 30, 2009, there was approximately $1,110,000 of total unrecognized compensation cost, approximately $628,000 of which relates to options and $482,000 of which relates to non-vested common stock. The cost is expected to be recognized over a weighted-average period of 2.4 years for options and 1.3 years for non-vested common stock.

Stock Options:
The following table summarizes information regarding stock option activity in the first six months of 2009:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at December 31, 2008	414,677	$17.35
Granted	43,000	11.59
Canceled	(28,360)	26.96
Exercised	(7,237)	6.54

Options outstanding at June 30, 2009	422,080	$16.31	5.10	$1,051
Exercisable at June 30, 2009	368,280	$14.76	4.67	$1,002
Substantially all of the outstanding options are expected to vest.
The per-share weighted-average fair value of options and awards granted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	$5.59	$18.17	$5.59	$18.40
Non-vested common stock	$9.83	$37.54	$17.55	$42.71
Under the provisions of SFAS 123(R), the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected volatility	70.7%	52.8%	70.7%	51.8%
Risk-free interest rate	2.1%	3.5%	2.1%	3.6%
Expected term	3.2	4.8	3.2	4.9
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
The total intrinsic value of stock options exercised was approximately $46,000 and $98,000 in the three and six months ended June 30, 2009, respectively, compared to approximately $1.5 million and $1.8 million in the three and six months ended June 30, 2008, respectively.

Non-Vested Common Stock:
A summary of non-vested common stock activity during the first six months of 2009 is as follows:
Non-Vested Stock

Shares
Shares outstanding at December 31, 2008	8,950
Granted	47,500
Vested	(1,850)
Canceled	(6,250)

Shares outstanding at June 30, 2009	48,350
The weighted-average per share fair value of non-vested shares vested was $44.07 per share during the first six months of 2009.
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
The Company generally applies fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2008:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Foreign Currency Hedges	$17,853	$—	$17,853	$—
Money Market Accounts	$16,937	$16,937	$—	$—
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at June 30, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Money Market Accounts	$24,073	$24,073	$—	$—
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
The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value. The fair value of the Company’s Convertible Notes was approximately 75% of the par value at June 30, 2009 and December 31, 2008.
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

Segment information for the three and six months ended June 30, 2009 and 2008 is as follows:

	Early	Late	Support
(in thousands)	Stage(a)	Stage	& Other	Total

Three months ended June 30, 2009
Net service revenues	$7,381	$96,557	$3,413	$107,351
Reimbursable out-of-pocket revenues	—	34,804	—	34,804

Total revenues	$7,381	$131,361	$3,413	$142,155
Operating income (loss)	$(106)	$18,946	$(11,862)	$6,978

Three months ended June 30, 2008
Net service revenues	$8,636	$116,135	$2,218	$126,989
Reimbursable out-of-pocket revenues	—	50,403	—	50,403

Total revenues	$8,636	$166,538	$2,218	$177,392
Operating income (loss)	$2,151	$28,624	$(14,695)	$16,080

(a)	The Early Stage segment results for the three months ended June 30, 2008 include the June 2008 results from the acquisition of DecisionLine.

	Early	Late	Support
(in thousands)	Stage(a)	Stage	& Other	Total

Six months ended June 30, 2009
Net service revenues	$16,463	$193,195	$5,796	$215,454
Reimbursable out-of-pocket revenues	—	71,762	—	71,762

Total revenues	$16,463	$264,957	$5,796	$287,216
Operating income (loss)	$914	$40,132	$(25,931)	$15,115

Six months ended June 30, 2008
Net service revenues	$14,274	$220,915	$5,924	$241,113
Reimbursable out-of-pocket revenues	—	95,092	—	95,092

Total revenues	$14,274	$316,007	$5,924	$336,205
Operating income (loss)	$2,537	$53,289	$(25,771)	$30,055

(a)	The Early Stage segment results for the six months ended June 30, 2008 includes the June 2008 results from the acquisition of DecisionLine.

Identifiable assets by segment for the periods ended June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(in thousands)	2009	2008
		(As Adjusted)
Identifiable assets:
Early Stage	$50,710	$46,431
Late Stage	420,393	423,785
Support & Other (a)	91,040	84,672

Total assets	$562,143	$554,888

(a)	Primarily comprised of cash and tax-related assets.
10. Restructuring Costs:
In the second quarter of 2009, the Company implemented a series of measures to achieve operating efficiencies and reduce its cost structure. These measures include workforce reductions, furloughs, reduction in work week, wage and hiring freezes, elimination of a portion of employee benefits, strict controls over discretionary spending and facilities closures, among other items. The Company has recorded in its condensed consolidated financial statements a total of $6.0 million in the current period for these restructuring costs. Approximately half of these costs relate to each of the Late Stage and the Support and Other reportable segments. Of this amount, approximately $1.5 million relates to closure or consolidation of facilities, net of expected sublease income. The accrual for the facilities related costs provides for remaining lease and other contractual payments and will be paid out over the remaining lease terms.
The remaining $4.5 million in restructuring costs relates to severance, employee benefits and outplacement expenses for approximately 9% of the Company’s workforce as of the beginning of the quarter primarily in the U.S. and Western Europe. Approximately half of this amount has been paid out as of June 30, 2009 and the remainder is expected to be paid by December 31, 2009.
11. Subsequent Events:
Effective June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (FAS 165). FAS 165 requires entities to evaluate events or transactions occurring after the balance sheet date through the date of issuance of the condensed consolidated financial statements to determine whether events require recognition or nonrecognition and disclosure. Recognition is required for the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events may require disclosure. The Company has evaluated subsequent events through the issuance date of August 10, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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
The Company is currently in the process of an organizational realignment involving the leadership and the internal structure intended to drive innovation, improve productivity and gain efficiencies. The realignment affects the Late Stage and Support and Other reportable segments and may affect the Company’s reporting under FAS 131 when completed. Additionally, the Company has implemented cost savings measures to reduce labor and facilities related costs. The expected outcome of all the above efforts is a more streamlined, focused organization better positioned to provide services to our customers.
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
The aggregate purchase price was approximately $18,355,000 in cash, including acquisition costs, plus net adjustments for working capital and other items in accordance with the terms and conditions of the Share Purchase Agreement of $1,276,000. In addition, there was an earnout provision, as well as an additional contingent payment upon receipt of certain tax credits arising from pre-acquisition operations. In March 2009, the above mentioned payment of certain tax credits was received, and accordingly recorded as additional goodwill in the amount of approximately $720,000 (equivalent of $900,000 in Canadian dollars at the then current exchange rates). Additionally, in May 2009, an agreement was reached to settle the outstanding earnout provision for $4,325,000 (equivalent of $5 million in Canadian dollars at the then current exchange rates) and accelerate the payment date for half of the amount. The remaining amount is accrued and will be paid in January 2010. This additional goodwill was recorded in the second quarter of 2009.

New Business Authorizations and Backlog
New business authorizations, which are sales of our services, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business authorizations for the three months ended June 30, 2009 and 2008 were approximately $132 million and $204 million, respectively. New business authorizations for the six months ended June 30, 2009 and 2008 were approximately $213 million and $384 million, respectively.
New business authorizations in the first six months of 2009 are down significantly from previous quarters due to continued delays in and lengthening of the selling cycle. Mergers and acquisitions by and between the Company’s customers in the biopharmaceutical industry are resulting in delays in signed contracts, as well as extending the time in which our customers make final project decisions, as our customers are re-evaluating their research and development spending priorities in an effort to control costs. We believe that biopharmaceutical research and development spending has slowed from the historical levels and growth rates may be flat over the next few years. However, we also believe that outsourcing penetration is likely to increase, as outsourcing is an effective means of reducing costs. In addition, smaller customers without large partners have experienced difficulty obtaining financing. In the first six months of 2009, the Company experienced cancellations at a higher level than its historical norms and in this current environment could continue to experience higher than its normal cancellations.
Backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. As the Company increasingly competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase. Backlog at June 30, 2009 was approximately $881 million. The net book-to-bill ratio was ..8 to 1 and 1.4 to 1, respectively, for the three months ended June 30, 2009 and 2008 and .5 to 1 and 1.4 to 1 for the six months ended June 30, 2009 and 2008, respectively.
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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Information to be discussed regarding segments is outlined in the table below:

	Early	Late	Support
(in thousands)	Stage(b)	Stage	& Other(c)	Total
Three Months Ended June 30, 2009

Net service revenues	$7,381	$96,557	$3,413	$107,351
Income (loss) from operations	$(106)	$18,946	$(11,862)	$6,978
Operating Margin % (a)	-1.4%	19.6%	—	6.5%

Three Months Ended June 30, 2008

Net service revenues	$8,636	$116,135	$2,218	$126,989
Income (loss) from operations	$2,151	$28,624	$(14,695)	$16,080
Operating Margin % (a)	24.9%	24.6%	—	12.7%

(a)	Expressed as a percentage of net service revenues.

(b)	The Early Stage segment results include operating results of DecisionLine, acquired in June of 2008.

(c)	Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal.
Net Service Revenues
Net service revenues decreased approximately $19.6 million, or 15%, to $107.4 million in the second quarter of 2009 when compared with $127.0 million in the second quarter of 2008. On a constant currency basis (second quarter 2009 net service revenues converted at second quarter 2008 currency rates) 2009 net service revenues decreased 6% over 2008 net service revenues, therefore foreign currency exchange rates fluctuations accounted for a 9% decline in second quarter 2009 net service revenues.
Net service revenues from the Early Stage segment decreased by approximately 15% from $8.6 million in the three months ended June 30, 2008 to $7.4 million in the corresponding period of 2009. Net service revenues from DecisionLine were approximately $3.9 million in the second quarter of 2009 compared to $2.0 million for the one month period from the date of acquisition through June 30, 2008. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia were approximately $1.7 million in the second quarter of 2009 compared to $2.6 million in the second quarter of 2008. The Morgantown location is largely dependent on one customer to generate its revenues. Fluctuations in net service revenue occur based on the work flow of that customer. Net service revenues in the Phase I unit in the Netherlands decreased by approximately $2.2 million from $4.0 million in the second quarter of 2008 to $1.8 million in the second quarter of 2009. The Phase I unit in the Netherlands experienced project delays and cancellations in the second quarter of 2009 that impacted net service revenues. In addition, foreign currency exchange rate fluctuations accounted for approximately $265,000 of the reduction in net service revenues in the Netherlands.
Net service revenues in the Late Stage segment decreased by approximately 17% to $96.6 million in the three months ended June 30, 2009 from $116.1 million in the three months ended June 30, 2008. The decrease in net service revenues in the Late Stage segment was driven primarily by continued delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status, which prevented the Company from commencing work and revenue generating activities; coupled with a significantly higher than normal cancellation rate on previously awarded studies. The Company believes this situation is the result of weakness in the current global economy and stricter access to capital. Additionally, recent pharmaceutical company mergers as well as reduced prescription drug sales and uncertainty in the global economy have delayed customer decisions on previously awarded contracts and slowed the contract signature process as pharmaceutical companies re-evaluate their pipelines and, in the case of newly merged customers, focus on integration efforts rather than future development of products.
The Company did experience continued strong growth in Latin America in the second quarter of 2009 as customers continue to focus on the low-cost structure in this region to conduct clinical trials. The Company’s net service revenues in Latin America increased by approximately 14% in the second quarter of 2009 compared to the same period of the prior year.

A summary of net service revenues by geographic region for the three months ended June 30, 2009 and 2008 is presented below.

	For the Three Months Ended June 30,
	2009		2008
	Net Service		Net Service
(in thousands)	Revenues	% of Revenue	Revenues	% of Revenue	% of Growth

North America	$51,707	48%	$57,637	45%	-10%
Latin America	10,948	10%	9,636	8%	14%
Europe	40,174	38%	55,363	44%	-27%
Asia-Pacific	4,522	4%	4,353	3%	4%

Total	$107,351		$126,989		-15%

The top five customers based on net service revenues contributed approximately 28% of net service revenues during both the second quarter of 2009 and second quarter of 2008. No customer accounted for more than 10% of total second quarter 2009 or 2008 net service revenues.
Reimbursable Out-of-Pocket Revenues/Expenses
Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses decreased approximately 31% to $34.8 million in the second quarter of 2009 from $50.4 million in the corresponding period of 2008.
Operating Expenses
Direct costs decreased approximately $8.3 million, or 13%, to $55.2 million in the second quarter of 2009 from $63.5 million in the second quarter of 2008. The decrease in direct costs relates to the decrease in net service revenues and the corresponding cost-savings initiatives in the second quarter of 2009. As discussed in more detail below, in the second quarter of 2009, the Company commenced a number of cost-savings initiatives including a workforce reduction, furloughs and reductions in the standard working hours that served to reduce the level of direct costs.
Direct costs expressed as a percentage of net service revenues were 50.0% for the three months ended June 30, 2008 and 51.4% in the second quarter of 2009. The increase in direct costs as a percentage of net service revenues is due to decreased utilization of billable employees in the second quarter of 2009 compared to the second quarter of 2008 as a result of project cancellations and delays in signing of contracts, as previously discussed.
Selling, general and administrative expenses decreased $8.5 million, or 19.5%, from $43.7 million in the second quarter of 2008 to $35.2 million in the same quarter of 2009. Approximately $3.6 million of the decrease is due to changes in foreign currency exchange rate fluctuations (calculated using 2009 actual costs at 2008 exchange rates). The remainder of the decrease in selling, general and administrative expenses relates primarily to the cost-savings initiatives in the second quarter of 2009. As discussed in more detail below, in the second quarter of 2009 the Company commenced a number of cost-savings initiatives including a workforce reduction, furloughs and reductions in the standard working hours, as well as, a reduction in discretionary spending including travel, recruiting fees and accrued amounts for incentive compensation.

Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.8% for the three months ended June 30, 2009 compared to 34.0% for the corresponding 2008 period.
In the second quarter of 2009, the Company commenced several initiatives to optimize its workforce and capacity and to reduce operating expenses, such as: the reduction of discretionary spending, limiting previously planned headcount additions, delay or elimination of merit increases, reduction or elimination of other benefits, workforce reductions or furloughs, and other potential cost savings in an attempt to reduce these expenses. The Company has recorded a one-time charge in the second quarter of 2009 for severance-related and other expenses (primarily related to facility closures), of approximately $6.0 million. These measures are expected to result in $19 million to $22 million in cost savings in 2009. Since the bulk of the Company’s expenses are typically incurred in the Late Stage and Support and Other reportable segments, the majority of the costs removed from the business also affect those two segments.
Depreciation and amortization expense increased by $0.3 million in the second quarter of 2009 compared to the second quarter of 2008. The increase is primarily due to amortization of approximately $378,000 in the second quarter of 2009 compared to $131,000 in the second quarter of 2008 related to a customer relationship asset acquired in the June 2008 acquisition of DecisionLine. Finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition. The remainder of the increase is due to increased depreciation expense on fixed asset purchases.
Income from operations decreased to $7.0 million or 6.5% of net service revenues for the three months ended June 30, 2009 (including the $6.0 million restructuring charge discussed above) from $16.1 million or 12.7% of net service revenues for the corresponding 2008 period.
Income from operations from Kendle’s Early Stage segment decreased from income of approximately $2.2 million in the second quarter of 2008 to a loss of approximately $100,000 in the second quarter of 2009. The significant decline in operating margin in the second quarter of 2009 is due to the drop of net service revenues in the Company’s Phase I unit in the Netherlands and the Phase I unit in Morgantown, West Virginia. The Phase I units have a large base of fixed costs and as net service revenues decrease the costs remain fairly static in the short-term resulting in a drop in operating margin. The Company is in the process of taking steps to improve Early Stage operating results, and has begun the process by changing leadership.
Income from operations from the Company’s Late Stage segment decreased $9.7 million, (or 34%), to $18.9 million (or 19.6% of Late Stage net service revenues) for the three months ended June 30, 2009 from approximately $28.6 million (or 24.6% of net service revenues) from the corresponding period of 2008. The decline in the Late Stage operating margin was due partially to a drop in net service revenues, primarily in the North American and European regions, driven by decreased utilization of billable associates and excess capacity. Additionally, the decline in Late Stage operating margin was due to the accrual of costs related to the workforce capacity optimization as discussed above.
Other Income (Expense)
Other Income (Expense) was income of approximately $567,000 in the second quarter of 2009 compared to expense of approximately $5.2 million in the second quarter of 2008.

The components of Other Income / (Expense) were as follows for the periods presented:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
(in thousands)	2009	2008
		(As Adjusted)
Interest expense	$(3,728)	$(3,810)
Interest income	133	137
Foreign currency gains / (losses)	1,287	(1,283)
Gain on debt extinguishment	3,133	—
Other expenses	(258)	(288)

	$567	$(5,244)

The primary component of interest expense is related to the Company’s 3.375% Convertible Notes issued in 2007. The Company adopted APB 14-1 effective January 1, 2009 as it relates to this issuance and as required by the new guidance has adjusted the prior periods for the effects of APB 14-1.
Interest expense on the Convertible Notes has been recorded at the effective rate of 8.02%. During the quarter ended June 30, 2009, the amount of interest expense recognized for the contractual interest rate was $1.6 million and the amount recognized for discount amortization was $1.7 million for a total of $3.3 million. During the quarter ended June 30, 2008, the amount of interest expense recognized for the contractual interest rate was $1.7 million and the amount recognized for discount amortization was $1.6 million for a total of $3.3 million.
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
In the second quarter of 2009, the Company recorded gains of approximately $0.9 million related to exchange rate fluctuations on the remaining amount of the intercompany note between the U.S subsidiary and the U.K. subsidiary due to the strengthening of the British Pound against the U.S. Dollar. In the second quarter of 2008, the Company recorded losses of approximately $184,000 related to exchange rate fluctuations on the intercompany notes and the related derivative instruments.
In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate gains of approximately $0.4 million in the second quarter of 2009 compared to losses of $1.1 million in the second quarter of 2008. The foreign exchange gain in the second quarter of 2009 is due primarily to the strengthening of the British pound against the Euro while the loss in the second quarter of 2008 is due to the weakening of the British pounds against the Euro and the weakening of the US dollar against both the British pound and the Euro. The exchange rate transaction gains and losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location.

The Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. In 2009, the Company has implemented procedures intended to mitigate the impact of foreign currency exchange rate fluctuations including an intercompany procedure to allow for regular settlement of intercompany balances. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.
In the second quarter of 2009, the Company repurchased on the open market a portion of its outstanding Convertible Notes with a par value of $25 million for cash in the amount of $18.2 million. The carrying value of these Convertible Notes at the time of repurchase was $21.8 million and a pretax gain on extinguishment of debt of $3.1 million was recorded. As part of the repurchase transaction, the proportionate share of debt issuance costs in the amount of $449,000 were written off. See also the Liquidity and Capital Resources section.
Income Taxes
The Company reported tax expense at an effective rate of 57.7% in the quarter ended June 30, 2009, compared to tax expense at an effective rate of 41.8% after retrospective application, as required, of APB 14-1 in the quarter ended June 30, 2008. This quarter’s tax expense includes a discrete item of approximately $1 million for the tax related to the taxable gain resulting from the extinguishment of debt, mentioned above.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses. In the second quarter of 2009 and based on full year projected pre-tax income, there are significant pre-tax losses in entities for which a full valuation allowance is maintained and therefore no tax benefit is recorded, thereby increasing the effective tax rate in the second quarter of 2009 compared to the corresponding period of 2008.

Net Income
The net income for the quarter ended June 30, 2009 was approximately $3.2 million, or $0.22 per basic and $0.21 per diluted share. The after tax impact of both the restructuring costs partially offset by the gain on extinguishment of debt reduced basic and diluted earnings per share by $.11 and $.10, respectively. Net income for the quarter ended June 30, 2008, as adjusted for the impact of the adoption of APB 14-1, was $6.3 million or $0.43 per basic and $0.42 per diluted share.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Information to be discussed regarding segments is outlined in the table below:

	Early	Late	Support
(in thousands)	Stage(b)	Stage	& Other(c)	Total
Six Months Ended June 30, 2009

Net service revenues	$16,463	$193,195	$5,796	$215,454
Income (loss) from operations	$914	$40,132	$(25,931)	$15,115
Operating Margin % (a)	5.6%	20.8%	—	7.0%

Six Months Ended June 30, 2008

Net service revenues	$14,274	$220,915	$5,924	$241,113
Income (loss) from operations	$2,537	$53,289	$(25,771)	$30,055
Operating Margin % (a)	17.8%	24.1%	—	12.5%

(a)	Expressed as a percentage of net service revenues.

(b)	The Early Stage segment results include operating results of DecisionLine, acquired in June of 2008.

(c)	Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal.
Net Service Revenues
Net service revenues decreased approximately $25.6 million, or 11%, to $215.5 million in the first six months of 2009 when compared with $241.1 million in the first six months of 2008. On a constant currency basis (2009 net service revenues converted at 2008 currency rates) 2009 net service revenues increased 1% over 2008 net service revenues, therefore foreign currency exchange rates fluctuations accounted for a 12% decline in 2009 net service revenues.
Net service revenues from the Early Stage segment increased by approximately 15% from $14.3 million in the six months ended June 30, 2008 to $16.5 million in the corresponding period of 2009. The increase is attributable to the DecisionLine acquisition which occurred in June of 2008. Net service revenues from DecisionLine were approximately $8.5 million in the first six months of 2009 compared to $2.0 million for the one month period ended June 30, 2008. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia were approximately $3.8 million in the first six months of 2009 compared to $4.2 million in the first six months of 2008. The Morgantown location is largely dependent on one customer to generate its revenues. Fluctuations in net service revenue occur based on the work flow of that customer. Net service revenues in the Phase I unit in the Netherlands decreased by approximately $3.8 million from $8.0 million in the first six months of 2008 to $4.2 million in the first six months of 2009. Net service revenues in the Phase I unit have been negatively impacted by project cancellations and project delays. Additionally, foreign currency exchange rate fluctuations accounted for approximately $600,000 of the reduction in net service revenues in the Netherlands Phase I unit when comparing the first six months of 2009 to the corresponding period of 2008.

Net service revenues in the Late Stage segment decreased by approximately 13% to $193.2 million in the six months ended June 30, 2009 from $220.9 million in the six months ended June 30, 2008. The decrease in net service revenues in the Late Stage segment was driven primarily by continued delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status, which prevented the Company from commencing work and revenue generating activities; coupled with a significantly higher than normal cancellation rate on previously awarded studies. The Company believes this situation is the result of weakness in the current global economy and stricter access to capital. Additionally, recent pharmaceutical company mergers as well as reduced prescription drug sales and uncertainty in the global economy have delayed customer decisions on previously awarded contracts and slowed the contract signature process as pharmaceutical companies re-evaluate their pipelines and, in the case of newly merged customers, focus on integration efforts rather than future development of products.
The Company did experience continued strong growth in Latin America in the first half of 2009 as customers continue to focus on the low-cost structure in this region to conduct clinical trials. The Company’s net service revenues in Latin America increased by approximately 31% in the first half of 2009 compared to the same period of the prior year.
A summary of net service revenues by geographic region for the six months ended June 30, 2009 and 2008 is presented below.

	For the Six Months Ended June 30,
	2009		2008
	Net Service		Net Service
(in thousands)	Revenues	% of Revenue	Revenues	% of Revenue	% of Growth

North America	$108,911	50%	$110,534	46%	-1%
Latin America	22,987	11%	17,487	7%	31%
Europe	75,658	35%	103,503	43%	-27%
Asia-Pacific	7,898	4%	9,589	4%	-18%

Total	$215,454		$241,113		-11%

The top five customers based on net service revenues contributed approximately 28% of net service revenues during the first six months of 2009 compared to 29% during the first six months of 2008. No customer accounted for more than 10% of total six month 2009 or 2008 net service revenues.

Reimbursable Out-of-Pocket Revenues/Expenses
Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses decreased approximately 25% to $71.8 million in the first six months of 2009 from $95.1 million in the corresponding period of 2008.
Operating Expenses
Direct costs decreased approximately $9.5 million, or 8%, to $113.2 million in the first six months of 2009 from $122.7 million in the first six months of 2008. The decrease in direct costs relates to the decrease in net service revenues and the corresponding cost-savings initiatives in the second quarter of 2009. As discussed previously, in the second quarter of 2009 the Company commenced a number of cost-savings initiatives including a workforce reduction, furloughs and reductions in the standard working hours that served to reduce the level of direct costs.
Direct costs expressed as a percentage of net service revenues were 52.5% for the six months ended June 30, 2009 and 50.9% for the six months ended June 30, 2008. The increase in direct costs as a percentage of net service revenues is due to decreased utilization of billable employees in 2009 compared to 2008 as a result of project cancellations and delays in signing of contracts, as previously discussed.
Selling, general and administrative expenses decreased $8.1 million, or 10.0%, from $81.4 million in the first six months of 2008 to $73.3 million in the same period of 2009. The decrease in selling, general and administrative expenses is due to changes in foreign currency exchange rates as well as the cost-savings initiatives in the second quarter of 2009.
Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.0% for the three months ended June 30, 2009 compared to 33.7% for the corresponding 2008 period.
Depreciation and amortization expense increased by $0.9 million in the first six months of 2009 compared to the same period of 2008. The increase is primarily due to amortization of approximately $758,000 in the first six months of 2009 compared to $131,000 in the second quarter of 2008 related to a customer relationship asset acquired in the June 2008 acquisition of DecisionLine. Finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition. The remainder of the increase is due to increased depreciation expense on fixed asset purchases.
Income from operations decreased to $15.1 million or 7.0% of net service revenues for the six months ended June 30, 2009 from $30.1 million or 12.5% of net service revenues for the corresponding 2008 period.
Income from operations from Kendle’s Early Stage segment decreased approximately $1.6 million, or 64%, to $914,000 or 5.6% of Early Stage net service revenues for the six months ended June 30, 2009, from approximately $2.5 million or 17.8% of Early Stage net service revenues for the corresponding period of 2008. The significant decline in operating margin in the second quarter of 2009 is due to the drop of net service revenues in the Company’s Phase I unit in the Netherlands and the Phase I unit in Morgantown, West Virginia. The Phase I units have a large base of fixed costs and as net service revenues decrease, the costs remain fairly static in the short-term resulting in a drop in operating margin. The Company is in the process of taking steps to improve Early Stage operating results, and has begun the process by changing leadership.

Income from operations from the Company’s Late Stage segment decreased $13.2 million, (or 25%), to $40.1 million (or 20.8% of Late Stage net service revenues) for the six months ended June 30, 2009 from approximately $53.3 million (or 24.1% of net service revenues) from the corresponding period of 2008. The decline in the Late Stage operating margin was due to a drop in net service revenues, primarily in the North American and European regions, driven by decreased utilization of billable associates and excess capacity. As discussed above, in the second quarter of 2009 the Company took steps to eliminate excess capacity via workforce reductions as well as furloughs and reductions in standard working hours. Additionally, the decline in Late Stage operating margin was due to the accrual of costs related to the workforce capacity optimization.
Other Income (Expense)
Other Income (Expense) was income of approximately $86,000 in the first six months of 2009 compared to expense of approximately $12.0 million in the corresponding period of 2008.
The components of Other Income / (Expense) were as follows for the periods presented:

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008
		(As Adjusted)
Interest expense	$(7,604)	$(8,247)
Interest income	363	389
Foreign currency gains / (losses)	4,877	(3,668)
Gain on debt extinguishment	3,133	—
Other expenses	(683)	(511)

	$86	$(12,037)

The primary component of interest expense is related to the Company’s 3.375% Convertible Notes issued in 2007. The Company adopted APB 14-1 effective January 1, 2009 as it relates to this issuance and as required by the new guidance has adjusted the prior periods for the effects of APB 14-1.
Interest expense on the Convertible Notes has been recorded at the effective rate of 8.02%. During the six months ended June 30, 2009, the amount of interest expense recognized for the contractual interest rate was $3.3 million and the amount recognized for discount amortization was $3.4 million for a total of $6.7 million. During the six months ended June 30, 2008, the amount of interest expense recognized for the contractual interest rate was $3.4 million and the amount recognized for discount amortization was $3.2 million for a total of $6.6 million.
In the first six months of 2009, the Company recorded losses of approximately $767,000 related to exchange rate fluctuations and the related derivative instruments (pre-settlement) compared to gains of approximately $2.0 million related to the intercompany notes and derivative instruments in the first six months of 2008.
In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate gains of approximately $5.6 million in the first six months of 2009 compared to losses of $5.7 million in the first six months of 2008. The foreign exchange gain in the first half of 2009 is due primarily to the strengthening of the British pound against the Euro and the strengthening of the US dollar against both the British pound and the euro while the loss in the first half of 2008 is due primarily to the weakening of the British pound against the Euro and the weakening of the US dollar against both the British pound and the Euro. The exchange rate transaction gains and losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location.

Income Taxes
The Company reported tax expense at an effective rate of 73.2% in the six months ended June 30, 2009, compared to tax expense at an effective rate of 42.2% after retroactive application, as required, of APB 14-1 in the six months ended June 30, 2008. The tax expense of $11.1 million for 2009 includes $4.4 million in tax for the settlement of the foreign currency hedge and related intercompany notes in the first quarter and a $1.0 million discrete item for the tax related to the taxable gain resulting from the extinguishment of debt mentioned above.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the mix of locations that generate the pre-tax earnings or losses.
Net Income
The net income for the six months ended June 30, 2009 was approximately $4.1 million, or $0.27 per basic and diluted share. The after tax impact of the restructuring costs and the gain on extinguishment of debt in the second quarter combined with the $4.4 million discrete tax item in the first quarter reduced basic and diluted earnings per share by $0.40. Net income for the six months ended June 30, 2008, as adjusted for the impact of the adoption of APB 14-1, was $10.4 million or $0.71 per basic and $0.69 per diluted share.

Liquidity and Capital Resources
Cash and cash equivalents increased by $26.6 million for the six months ended June 30, 2009 as a result of cash provided by operating activities and investing activities of $39.4 million and $3.3 million, respectively, net of cash used in financing activities of $18.4 million. Foreign exchange rates had a positive impact on cash and cash equivalents in the first half of 2009 of approximately $2.3 million. At June 30, 2009, cash and cash equivalents were $61.8 million. In addition, the Company has approximately $3.2 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash provided by operating activities for the period consisted primarily of noncash expenses such as depreciation and amortization combined with a reduction in net accounts receivable. Noncash interest expense has increased due to the adoption of APB 14-1. Total noncash depreciation, amortization and debt issuance cost amortization, net of the noncash gain on debt extinguishment totaled $8.8 million for the six months ended June 30, 2009. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $45.3 million at June 30, 2009, and $63.4 million at December 31, 2008. The Company has been vigilant in monitoring and collecting its accounts receivable. The decrease in accounts receivable was primarily due to increased collections particularly in the U.S. and the European subsidiaries. Additionally, in June 2009, the Company received cash payments totaling $4.5 million for tenant improvement allowances as per the terms of the lease for the Company’s headquarters.
Investing activities for the six months ended June 30, 2009 consisted primarily of $17.3 million in cash provided by the termination of the foreign currency hedge transactions completed in the first quarter of 2009 offset by $2.9 million in cash used to pay contingent consideration related to the DecisionLine acquisition and approximately $11.2 million in capital expenditures, mostly related to computer equipment and software purchases, including internally developed software.
Financing activities for the six months ended June 30, 2009 consisted primarily of cash in the amount of $18.2 million used to repurchase $25 million in par value of the Company’s outstanding convertible debt, plus proceeds of approximately $470,000 from overdrafts offset by $482,000 in costs to secure the most recent credit facility amendment.
In August 2006, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility was comprised of a $200 million term loan and a revolving loan commitment. The $200 million term loan was repaid with proceeds from the $200 million convertible debt issuance discussed below. The revolving loan commitment currently allows for maximum borrowing capacity of $53.5 million and expires in August 2011. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. The Company is in compliance with its covenants as of June 30, 2009, however is closely monitoring its covenant projections in light of current economic conditions.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of June 30, 2009, and December 31, 2008, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.

In the second quarter of 2009, the Company repurchased $25 million in par value of its Convertible Notes on the open market for $18.2 million in cash. The amortized carrying value of these repurchased notes was $21.8 million and a non cash gain of $3.1 million was recorded. As part of the repurchase transaction, the proportionate share of debt issuance costs in the amount of $449,000 were written off. This transaction is expected to result in reduced cash interest expense and noncash discount amortization of $6.25 million over the remaining term of the Convertible Notes. None of the consideration paid to repurchase the Convertible Notes was allocated to the equity component. Tax expense of $1 million related to this transaction has been recorded in the consolidated results of operations this quarter. Due to new tax legislation, this tax expense will be payable ratably over five years beginning in 2014 or upon settlement of the outstanding liability, whichever is earlier.
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
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on any amounts outstanding under the Facility and Multicurrency Facility. At June 30, 2009, no amounts were outstanding under either the Facility or the Multicurrency Facility.
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

During the second quarter of 2009, the Company recorded total foreign exchange gains of approximately $1.3 million related to the risks described above.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $16.1 million at June 30, 2009 and $14.5 million at December 31, 2008.
Foreign Currency Hedges
In the first quarter of 2009, the Company substantially reduced its intercompany notes and terminated its foreign currency hedging transactions.
Use of Non-GAAP Financial Measures
The Results of Operations section of this Quarterly Report on Form 10-Q contains adjustments to various income statement captions (net service revenues, operating expenses, and net income) and earnings per share calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. The Company’s management believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of ongoing results of operations. Non-GAAP measures should not be considered a substitute for GAAP-based measures and results. The Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.
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
Revenue and earnings growth rates in the future may not be as robust as in the past.
Current economic conditions including large pharmaceutical company mergers, drug development pipeline reprioritization, contraction of credit availability and cost containment efforts by customers including reduction of research and development spending, among other things, have had an impact on the Company’s sales and revenue growth rates. There can be no assurance that growth rates will recover to the level experienced in the past.
Current market conditions have caused significant volatility in the Company’s stock price.
The market price of the Company’s common stock has historically experienced and expects to continue to experience some volatility. General conditions in the economy and financial markets and other developments affecting the Company or its competitors have caused the market value of the Company’s common stock to decline. This volatility and valuation decline has affected securities issued by many companies in many industries, in addition to the Company’s common stock, often for reasons unrelated to their operating performance. If the current valuation declination continues, the Company’s total market capitalization may be at a level where an interim evaluation may be warranted and that evaluation could result in an impairment of a portion of the Company’s goodwill, particularly the goodwill assigned to the Early Stage reportable segment.
If the Company is required to write off goodwill or other intangible assets acquired in its business combinations, its financial position and results of operations would be adversely affected.
The Company had goodwill and other acquisition-related intangible assets of approximately $259.0 million and $255.4 million as of June 30, 2009 and December 31, 2008, respectively, which constituted approximately 46% of its total assets as of both periods. The Company periodically (at least annually unless triggering events occur that cause an interim evaluation), evaluates goodwill and other acquired intangible assets for impairment. Any future determination requiring the write off of a significant portion of the Company’s goodwill or other acquired intangible assets could adversely affect its results of operations and financial condition. Should current economic conditions continue, an interim evaluation may be warranted and that evaluation could result in an impairment of a portion of the Company’s goodwill, particularly the goodwill assigned to the Early Stage reportable segment.

Change in government regulation or healthcare reform could adversely affect the Company.
Government agencies regulate the drug development process utilized by the Company in its work with biopharmaceutical companies. Changes in regulations that simplify the drug approval process or increases in regulatory requirements that lessen the research and development efforts of the Company’s customers could negatively affect it. In addition, any failure on the Company’s part to comply with existing regulations or in the adoption of new regulations could impair the value of its services and result in the termination of or additional costs under its contracts with customers. Comprehensive healthcare reform could reduce the demand for services which could reduce revenues. Legislation creating downward pressure on the prices for drugs that pharmaceutical and biotechnology companies can charge could reduce the amount of revenue the Company could earn from projects outsourced to it. Healthcare reform outside the U.S. could also adversely impact the Company’s revenues and profitability. Recent activity contemplated by the U.S. federal government related to healthcare reform and the funding for it raises significant uncertainties for all businesses and could have a material effect on the Company and its customers.
Changes in tax legislation could adversely affect the Company.
In May 2009, the current administration announced several proposals to reform U.S. tax laws, including a proposal to limit foreign tax credits and a proposal to defer tax deductions allocable to non-U.S. earnings until earnings are repatriated. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on the final content, such reforms, if enacted, could have a material adverse effect on our operating results.
The Company’s restructuring efforts could affect employee retention.
The Company’s success depends on the continued engagement and innovation of its employees. The restructuring actions taken and reorganization efforts currently underway may negatively affect the morale and productivity of its workforce.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of the Company was held May 14, 2009.
At such meeting, the Shareholders of the Company elected the following as Directors of the Company: Candace Kendle, Christopher C. Bergen, Robert R. Buck, G. Steven Geis, Donald C. Harrison, Timothy E. Johnson, Timothy M. Mooney and Frederick A. Russ. Shares were voted as follows:

	Number of Votes
Name of Nominee	Votes For	Votes Withheld

Candace Kendle	11,912,574	1,732,167
Christopher C. Bergen	12,531,258	1,113,483
Robert R. Buck	12,660,727	984,014
G. Steven Geis	12,744,717	900,024
Donald C. Harrison	12,739,115	905,626
Timothy E. Johnson	12,740,505	904,236
Timothy M. Mooney	12,664,473	980,268
Frederick A. Russ	12,740,145	904,596
In addition, the Shareholders voted on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the calendar year 2009. The Shareholders ratified this appointment. Voting results on this ratification were as follows: 13,549,669 shares were voted FOR ratification, 91,146 shares voted AGAINST, and 3,926 shares voted to ABSTAIN.
The final item submitted to the Shareholders was related to the Amendment to the Company’s Code of Regulations, authorizing the Board of Directors to amend the Code of Regulations. The Shareholders ratified this appointment. Voting results on this ratification were as follows: 11,573,758 shares were voted FOR ratification, 2,063,672 shares voted AGAINST, and 7,311 shares voted to ABSTAIN.

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status
10.28	Amended and Restated Code of Regulations	A
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	A
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	A

Filing
Status	Description of Filing Status

A	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
Date: August 10, 2009	By:	/s/ Candace Kendle
Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Keith A. Cheesman
Keith A. Cheesman
Senior Vice President — Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

10.28	Amended and Restated Code of Regulations

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002