Form 10-Q
period 2009-09-30
KENDLE INTERNATIONAL INC
filed 2009-11-09
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,881,685 shares of Common Stock, no par value, as of October 30, 2009.

KENDLE INTERNATIONAL INC.
Index

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations — Three Months Ended September 30, 2009 and 2008; Nine Months Ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Comprehensive Income (Loss) — Three Months Ended September 30, 2009 and 2008; Nine Months Ended September 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	39

Exhibit Index	40

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2009	2008 (1)

ASSETS
Current assets:
Cash and cash equivalents	$56,406	$35,169
Restricted cash	1,297	884
Accounts receivable, net	131,310	157,971
Deferred tax assets — current	10,053	14,077
Other current assets	23,196	18,439

Total current assets	222,262	226,540

Property and equipment, net	50,787	44,578
Goodwill	243,283	236,329
Other finite-lived intangible assets, net	16,139	19,031
Long-term deferred tax assets	6,936	1,346
Other assets	7,809	27,064

Total assets	$547,216	$554,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$75	$188
Trade payables	16,638	19,015
Advance billings	82,106	94,561
Other accrued liabilities	61,087	44,181

Total current liabilities	159,906	157,945
Obligations under capital leases, less current portion	44	123
Convertible notes, net	141,726	171,848
Deferred tax liabilities	5,814	4,424
Non-current income taxes payable	1,830	2,123
Other liabilities	5,160	5,801

Total liabilities	$314,480	$342,264

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,903,292 and 14,861,518 shares issued and 14,880,240 and 14,838,466 outstanding at September 30, 2009 and December 31, 2008, respectively	$75	$75
Additional paid in capital	180,962	180,020
Accumulated earnings	31,405	18,499
Accumulated other comprehensive income:
Foreign currency translation adjustment	20,786	14,522
Less: Cost of common stock held in treasury, 23,052 shares at September 30, 2009 and December 31, 2008, respectively	(492)	(492)

Total shareholders’ equity	232,736	212,624

Total liabilities and shareholders’ equity	$547,216	$554,888

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008 (1)	2009	2008 (1)

Net service revenues	$104,588	$124,828	$320,042	$365,941
Reimbursable out-of-pocket revenues	29,172	56,254	100,934	151,346

Total revenues	133,760	181,082	420,976	517,287

Costs and expenses:
Direct costs	48,914	64,070	162,096	186,763
Reimbursable out-of-pocket costs	29,172	56,254	100,934	151,346
Selling, general and administrative expenses	35,854	40,649	109,110	122,009
Restructuring expense	380	—	6,386	—
Depreciation and amortization	3,907	4,240	11,802	11,245

Total costs and expenses	118,227	165,213	390,328	471,363

Income from operations	15,533	15,869	30,648	45,924

Other expense:
Interest income	72	94	435	483
Interest expense	(3,462)	(3,832)	(11,066)	(12,079)
Gain (loss) on extinguishment of debt	(182)	—	2,951	—
Other	(213)	3,364	3,981	(815)

Total other expense	(3,785)	(374)	(3,699)	(12,411)

Income before income taxes	11,748	15,495	26,949	33,513

Income taxes	2,922	6,114	14,043	13,725

Net income	$8,826	$9,381	$12,906	$19,788

Income per share data:
Basic:
Net income per share	$0.59	$0.64	$0.87	$1.34

Weighted average shares	14,868	14,769	14,853	14,721

Diluted:
Net income per share	$0.59	$0.62	$0.86	$1.32

Weighted average shares	14,979	15,018	14,981	14,982

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008 (1)	2009	2008 (1)

Net income	$8,826	$9,381	$12,906	$19,788

Other comprehensive income:

Foreign currency translation adjustment	4,654	990	6,264	4,034

Comprehensive income	$13,480	$10,371	$19,170	$23,822

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
(in thousands)	2009	2008 (1)

Cash flows from operating activities:
Net income	$12,906	$19,788
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,802	11,245
Deferred income taxes	125	(667)
Income tax benefit from stock option exercises	—	(175)
Compensation expense on stock grants	951	1,325
Debt issue cost amortization	5,931	5,775
Foreign currency exchange (gain) loss	(2,435)	1,071
(Gain) loss on extinguishment of debt	(2,951)	—
Other	1,050	527
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(255)	(45)
Accounts receivable	30,271	(52,579)
Other current assets	(7,618)	(3,033)
Other assets	3	(257)
Trade payables	(1,749)	3,387
Advance billings	(15,164)	17,897
Accrued liabilities and other	17,163	(810)

Net cash provided by operating activities	50,030	3,449

Cash flows from investing activities:
Proceeds from termination of foreign currency hedges	17,312	—
Acquisitions of property and equipment and internally developed software	(14,122)	(18,067)
Acquisitions of businesses, less cash acquired	(2,875)	(18,107)
Interest rate collar termination costs	—	(1,082)
Other	32	20

Net cash provided by (used in) investing activities	347	(37,236)

Cash flows from financing activities:
Repurchase of convertible notes	(31,559)	—
Debt issue costs	(482)	—
Payments on capital lease obligations	(195)	(180)
Repurchase of note hedges and warrants	(97)	—
Amounts payable — book overdraft	111	2,881
Proceeds from issuance of common stock	216	2,195
Proceeds under credit facilities	—	37,500
Repayments under credit facilities	—	(35,500)
Income tax benefit from stock option exercises	—	175

Net cash provided by (used in) financing activities	(32,006)	7,071

Effects of exchange rates on cash and cash equivalents	2,866	(1,227)

Net increase (decrease) in cash and cash equivalents	21,237	(27,943)
Cash and cash equivalents:
Beginning of period	35,169	45,512

End of period	$56,406	$17,569

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, adjusted for the impact of the retrospective adoption of accounting guidance related to convertible debt as stated in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470, Debt (ASC 470), (see Note 2-Accounting Changes for additional information), but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The following table sets forth the computation for basic and diluted EPS (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As		(As
		Adjusted)		Adjusted)

Basic earnings per share calculation:
Net income	$8,826	$9,381	$12,906	$19,788

Weighted average shares outstanding for basic EPS computation	14,868	14,769	14,853	14,721

Earnings per share — basic	$0.59	$0.64	$0.87	$1.34

Diluted earnings per share calculation:
Net income	$8,826	$9,381	$12,906	$19,788

Weighted average shares outstanding	14,868	14,769	14,853	14,721
Dilutive effect of stock options and restricted stock	111	249	128	261

Weighted average shares outstanding for diluted EPS computation	14,979	15,018	14,981	14,982

Earnings per share — assuming dilution	$0.59	$0.62	$0.86	$1.32

Under accounting guidance related to contingently convertible instruments on diluted earnings per share, due to the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 4) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of the quarter ended September 30, 2009. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

				Shares Due to the	Incremental Shares Issued
	Convertible Notes	Warrant	Total Treasury Method	Company under Note	by the Company Upon
Share Price	Shares	Shares	Incremental Shares (1)	Hedges	Conversion (2)
$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	153,366	—	153,366	(153,366)	—
$55.00	444,275	—	444,275	(444,275)	—
$60.00	686,700	—	686,700	(686,700)	—
$65.00	891,828	195,166	1,086,994	(891,828)	195,166
$70.00	1,067,652	420,752	1,488,404	(1,067,652)	420,752

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Effective January 1, 2009, the Company adopted the new accounting guidance related to participating securities which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two class method. This guidance is effective for years beginning after December 15, 2008 and did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.
Acquisition of DecisionLine Clinical Research Corporation and related company :
In June 2008, the Company completed its acquisition of 100% of the outstanding common stock of DecisionLine Clinical Research Corporation (DecisionLine), an Ontario corporation, and its related company. DecisionLine, previously privately owned, is a clinical research organization (CRO) located in Toronto, Ontario specializing in the conduct of early phase studies. DecisionLine (now Kendle Toronto) was integrated as part of the Company’s Early Stage segment.
For the acquisition discussed above, results of operations are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.
The following unaudited pro forma results of operations assume the acquisition of DecisionLine occurred at the beginning of 2008:

Nine Months Ended
(in thousands, except per share data)	September 30, 2008
Net service revenues	$376,627
Income before income taxes	$35,904
Net income	$21,124
Net income per diluted share	$1.41
Weighted average shares	14,982

Pro forma results for the nine months ended September 30, 2008 reflect Kendle Toronto’s preacquisition restructuring costs of approximately $480,000 ($307,000 net of tax).
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
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense in the Company’s Condensed Consolidated Statements of Operations. Tax-related interest and penalties and the related recorded liability were not material at September 30, 2009.
During the third quarter of 2009, the statute of limitations relating to the Company’s 2005 U.S. federal income tax return lapsed. As a result, the Company has recorded a discrete tax benefit in the third quarter of approximately $374,000 consisting of approximately $217,000 of previously unrecognized tax benefits and interest of approximately $157,000.
The Company does not have a material amount of unrecognized tax benefits for which the statute of limitations is expected to expire within the next 12 months. The remaining unrecognized tax benefits primarily include potential transfer pricing exposures from allocation of income between tax jurisdictions and potential deemed foreign dividends.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years

United States	2006 – 2008
Germany	2007 – 2008
United Kingdom	2006 – 2008
Netherlands	2005 – 2008
The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.
In the third quarter of 2009, the Company completed its 2008 U.S. federal income tax return. As a result, estimates made in prior periods regarding amounts that would ultimately be reflected on this return were revised to be consistent with the actual filing. As a result of these changes in estimates, the Company recorded a tax benefit of approximately $1.1 million in the third quarter of 2009. The majority of the benefit related to revisions made to estimates of foreign deemed dividends and stock based compensation, final computations of which were not available at the time the Company’s 2008 income tax provision calculations were completed.

Also in the third quarter of 2009, the Company received revised information pertaining to an acquisition made in 2006. As a result of this new information, the Company determined that it is able to claim additional net operating loss deductions on an amended 2006 federal income tax return. After claiming these additional net operating loss deductions, the Company will then have available for use approximately $6.9 million of foreign tax credits to offset the Company’s future U.S. tax liabilities. Accordingly, the Company has recorded a gross deferred tax asset for these foreign tax credits. However, due to the uncertainty associated with the ultimate realizability of those additional deferred tax assets, the Company has determined that a valuation allowance is required to be recorded against 100% of the additional deferred tax assets, thus resulting in no change to the Company’s third quarter tax expense. A change in judgment regarding the realizability of these additional deferred tax assets in a subsequent period could have a material effect on the Company’s tax expense in such future period.
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board issued FASB ASC 2009-13, Revenue Recognition (Topic 605) related to revenue recognition for multiple deliverable revenue arrangements. The guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.
2. Accounting Changes:
Effective January 1, 2009, the Company retrospectively adopted new accounting guidance related to the accounting for convertible debt instruments contained in FASB ASC 470. This guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company applied the guidance to its $200 million (par value) 3.375% Convertible Notes issuance. The Company calculated the initial fair value of the debt component of the Convertible Notes as of the issuance date of July 16, 2007 to be $162.3 million and the resulting value of the conversion option or equity component to be $37.7 million based on an interest rate for comparable nonconvertible debt of 8.02%. Additionally, the initial debt issuance costs of $6.6 million were allocated on a proportional basis consistent with the debt instrument into debt issuance costs of $5.4 million and equity issuance costs of $1.2 million. The following financial statement line items for the three and nine month periods ended September 30, 2008 and as of December 31, 2008 were affected by this accounting change (in thousands):
Balance Sheet
As of December 31, 2008

	As Reported	Adjustments	As Adjusted
	Before ASC	due to	After
	470	ASC 470	ASC 470

Other Assets	$27,735	$(671)	$27,064
Total Assets	555,559	(671)	554,888
Convertible Notes	200,000	(28,152)	171,848
Total Liabilities	370,416	(28,152)	342,264
Additional Paid in Capital	143,608	36,412	180,020
Accumulated Earnings	27,430	(8,931)	18,499
Total Shareholders’ Equity	185,143	27,481	212,624
Total Liabilities and Shareholders’ Equity	555,559	(671)	554,888
Statement of Operations
For the three months ended September 30, 2008

	As Reported	Adjustments	As Adjusted
	Before ASC	due to	After
	470	ASC 470	ASC 470

Interest Expense	$(2,237)	$(1,595)	$(3,832)
Total Other Income (Expense)	1,221	(1,595)	(374)
Income Before Taxes	17,090	(1,595)	15,495
Net Income	10,976	(1,595)	9,381

Earnings Per Share
Basic	0.74	(0.10)	0.64
Diluted	0.73	(0.11)	0.62

Comprehensive Income	11,966	(1,595)	10,371

Statement of Operations
For the nine months ended September 30, 2008

	As Reported	Adjustments	As Adjusted
	Before ASC	due to	After
	470	ASC 470	ASC 470

Interest Expense	$(7,432)	$(4,647)	$(12,079)
Total Other Income (Expense)	(7,764)	(4,647)	(12,411)
Income Before Taxes	38,160	(4,647)	33,513
Net Income	24,435	(4,647)	19,788

Earnings Per Share
Basic	1.66	(0.32)	1.34
Diluted	1.63	(0.31)	1.32

Comprehensive Income	28,469	(4,647)	23,822
3. Goodwill and Other Intangible Assets:
Goodwill at September 30, 2009 and December 31, 2008 consisted of the following:

(in thousands)	Early Stage	Late Stage	Total

Balance at December 31, 2008	$11,547	$224,782	$236,329
Contingent consideration paid	5,039	—	5,039
Foreign currency fluctuations	1,246	669	1,915

Balance at September 30, 2009	$17,832	$225,451	$243,283

In connection with its June 2008 acquisition of DecisionLine, the Company has recorded approximately $14.1 million of goodwill. The goodwill and the finite-lived intangible assets acquired in the acquisition are not deductible for income tax purposes.

Amortizable intangible assets consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2009	2008

Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,012	$22,007
Non-compete agreements	—	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	17,914	17,427

Total carrying amount	$48,726	$48,694
Accumulated Amortization:
Customer relationships	$(7,200)	$(5,003)
Non-compete agreements	—	(460)
Completed technology	(1,641)	(1,252)
Backlog	(5,832)	(5,521)
Internally developed software (a)	(16,057)	(15,569)

Total accumulated amortization	$(30,730)	$(27,805)

Net amortizable intangible assets	$17,996	$20,889

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
4. Debt:
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
As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.
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

The discount on the Convertible Notes and the adjusted debt issuance costs are being amortized into interest expense over the term of the Convertible Notes using the effective interest rate method. The adoption of new accounting guidance related to accounting for convertible debt instruments (see Note 2-Accounting Changes) resulted in an adjusted liability amount of $162.3 million, $165.2 million, and $171.8 million as of July 16, 2007 (issuance date), December 31, 2007, and December 31, 2008, respectively. Additionally, the adoption of the new guidance resulted in an increase to additional paid in capital for the conversion option, net of equity issuance costs, of $36.4 million as of the issuance date. Interest expense for the years ended December 31, 2007 and December 31, 2008 increased by $2.7 million and $6.3 million, respectively, over previously reported amounts.
In the second quarter of 2009, the Company repurchased on the open market a portion of its outstanding Convertible Notes with a par value of $25 million for cash in the amount of $18.2 million, resulting in a net gain of $3.1 million. In the third quarter of 2009, the Company repurchased additional Convertible Notes with a par value of $15 million for cash in the amount of $13.3 million. The carrying value of these Convertible Notes at the time of repurchase was $13.2 million and a loss on extinguishment of debt of $182,000 was recorded. Debt issuance costs with a carrying value of $308,000 were written off in conjunction with this transaction. The third quarter transaction resulted in the allocation to equity of $203,000 of the consideration given for the repurchase, which was recorded as a reduction to additional paid in capital. For the entire repurchase program, the related bond hedges and warrant agreements were proportionately reduced at a net cost of $97,000 and were also recorded as a reduction to additional paid in capital.
The carrying amounts of the equity and debt components were as follows:

	As of September 30,	As of December 31,
(in thousands)	2009	2008

Equity component, carrying amount	$36,209	$36,412

Principal component, at par	$160,000	$200,000
Unamortized discount	(18,274)	(28,152)

Principal component, carrying amount	$141,726	$171,848

The net carrying amounts of the Convertible Notes are classified as long-term in the accompanying Condensed Consolidated Balance Sheets. The debt discount is being amortized, using the effective interest rate method, over the term of the Convertible Notes which mature on July 15, 2012. Interest expense on the Convertible Notes has been recorded at the effective rate of 8.02%.

Interest expense recognized related to the Convertible Notes was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Interest cost at coupon rate	$1,453	$1,687	$4,746	$5,063
Discount amortization	1,541	1,685	4,969	4,935

Total interest expense recognized	$2,994	$3,372	$9,715	$9,998

The Company adopted, effective January 1, 2009, new accounting guidance related to freestanding contracts that are indexed to an entity’s own stock. No changes were required to the Company’s consolidated financial statements as a result of this pronouncement.
5. Commitments and Contingencies:
In the fourth quarter of 2008, the Company identified a programming issue unique to one study and one customer that requires the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. As a result, in the fourth quarter of 2008, the Company recorded an accrual for estimated additional direct costs of approximately $4.9 million and reduced net service revenues by approximately $2.3 million. In the first quarter of 2009, based on information provided by the customer, the Company increased the accrual for estimated additional direct costs by $1.0 million to a total of $5.9 million. As a result of the ongoing discussions with the customer and the insurance provider, in the third quarter of 2009, the Company increased the accrual for direct costs by $1.6 million to a total of $7.5 million and recorded a receivable for the insurance claim recovery of $5.0 million. The insurance claim recovery was realizable as of September 30, 2009 and received in October 2009.
6. Stock Based Compensation:
In the first nine months of 2009, the Company issued 50,500 shares of time vested restricted share units (RSUs) under the 2007 Stock Incentive Plan. Of this award, 46,500 shares vest in their entirety after 18 months and the remaining 4,000 shares vest in their entirety after 60 months. Of the 50,500 shares awarded, 5,000 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense for the remaining RSUs will be recorded on a straight-line basis over the vesting period.
In the first nine months of 2009, the Company issued 33,200 shares of performance-based restricted stock units. Of this award, the vesting of 27,200 of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2009, and a service condition, as 33% vest in March 2010, 33% vest in January 2011, and 33% vest in January 2012. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 33,200 shares issued, 18,000 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2009, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2009, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2009 and recorded the second half of the expense in the third quarter of 2009. Expense for non retirement-eligible associates is being recorded over the vesting period.

The following is a summary of stock based compensation expense recorded by the Company for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Stock options	$22	$81	$308	$687
Non-vested common stock	318	231	643	638

Total stock based compensation	$340	$312	$951	$1,325

As of September 30, 2009, there was approximately $1,141,000 of total unrecognized compensation cost, approximately $521,000 of which relates to options and $620,000 of which relates to non-vested common stock. The cost is expected to be recognized over a weighted-average period of 2.3 years for options and 1.5 years for non-vested common stock.
Stock Options:
The following table summarizes information regarding stock option activity in the first nine months of 2009:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at December 31, 2008	414,677	$17.35
Granted	48,750	11.90
Cancelled	(45,435)	25.79
Exercised	(31,737)	6.81

Options outstanding at September 30, 2009	386,255	16.54	5.19	$1,941
Exercisable at September 30, 2009	340,305	15.24	4.74	$1,871
Substantially all of the outstanding options are expected to vest.
The per share weighted-average fair value of options and awards granted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	$7.06	$25.34	$5.77	$19.28
Non-vested common stock	$11.83	$46.85	$15.08	$43.02

Under the provisions of accounting guidance related to stock compensation, the Company is required to estimate, on the date of grant, the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected volatility	71.8%	52.8%	70.9%	51.9%
Risk-free interest rate	2.4%	3.5%	2.1%	3.6%
Expected term	3.2	5.6	3.2	5.0
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
The total intrinsic value of stock options exercised was approximately $135,000 and $233,000 in the three and nine months ended September 30, 2009, respectively, compared to approximately $4.2 million and $6.0 million in the three and nine months ended September 30, 2008, respectively.
Non-Vested Common Stock:
A summary of non-vested common stock activity during the first nine months of 2009 is as follows:
Non-Vested Stock

Shares
Shares outstanding at December 31, 2008	8,950
Granted	83,700
Vested	(1,850)
Cancelled	(6,950)

Shares outstanding at September 30, 2009	83,850
The weighted-average per share fair value of non-vested shares that vested during the first nine months of 2009 was $44.07 per share.
7. Fair Value of Financial Instruments:
Accounting guidance related to fair value measurements enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. This guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

The Company generally applies fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill pursuant to accounting guidance related to goodwill and other intangible assets and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to accounting guidance related to impairment or disposal of long-lived assets.
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2008:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Foreign Currency Hedges	$17,853	$—	$17,853	$—
Money Market Accounts	$16,937	$16,937	$—	$—
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at September 30, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Money Market Accounts	$6,499	$6,499	$—	$—
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
The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value. The fair value of the Company’s Convertible Notes was approximately 89% and 75% of the par value at September 30, 2009 and December 31, 2008, respectively.
8. Segment Information:
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

Segment information for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Early	Late	Support
(in thousands)	Stage	Stage	& Other	Total

Three months ended September 30, 2009
Net service revenues	$10,764	$91,496	$2,328	$104,588
Reimbursable out-of-pocket revenues	$—	$29,172	$—	$29,172

Total revenues	$10,764	$120,668	$2,328	$133,760
Operating income (loss)	$1,784	$23,002	$(9,253)	$15,533

Three months ended September 30, 2008
Net service revenues	$11,225	$110,879	$2,724	$124,828
Reimbursable out-of-pocket revenues	$—	$56,254	$—	$56,254

Total revenues	$11,225	$167,133	$2,724	$181,082
Operating income (loss)	$1,208	$26,674	$(12,013)	$15,869

	Early	Late	Support
(in thousands)	Stage(a)	Stage	& Other	Total

Nine months ended September 30, 2009
Net service revenues	$27,227	$284,691	$8,124	$320,042
Reimbursable out-of-pocket revenues	$—	$100,934	$—	$100,934

Total revenues	$27,227	$385,625	$8,124	$420,976
Operating income (loss)	$2,699	$63,134	$(35,185)	$30,648

Nine months ended September 30, 2008
Net service revenues	$25,500	$331,793	$8,648	$365,941
Reimbursable out-of-pocket revenues	$—	$151,346	$—	$151,346

Total revenues	$25,500	$483,139	$8,648	$517,287
Operating income (loss)	$3,745	$79,963	$(37,784)	$45,924

(a)	The Early Stage segment results for the nine months ended September 30, 2008 include the operating results of DecisionLine from the June 2008 acquisition date.

Identifiable assets by segment for the periods ended September 30, 2009 and December 31, 2008 are as follows:

		As Adjusted
	September 30,	December 31,
(in thousands)	2009	2008

Identifiable assets:
Early Stage	$54,507	$46,431
Late Stage	$410,740	$423,785
Support & Other (a)	$81,969	$84,672

Total assets	$547,216	$554,888

(a)	Primarily comprised of cash and tax-related assets.
9. Restructuring Costs:
In the second quarter of 2009, the Company initiated a series of measures to achieve operating efficiencies and reduce its cost structure. These measures include workforce reductions, furloughs, reduction in work week, wage and hiring freezes, elimination of a portion of employee benefits, strict controls over discretionary spending and facilities closures, among other items. The Company recorded $6.0 million of expense in the second quarter for these restructuring costs. In the third quarter of 2009, the Company recorded $380,000 of additional restructuring expense. Approximately half of these costs relate to each of the Late Stage and the Support and Other reportable segments and a small portion related to the Early Stage reportable segment. Of this amount, approximately $1.5 million relates to closure or consolidation of facilities, net of expected sublease income. The accrual for the facilities related costs provides for remaining lease and other contractual payments and will be paid out over the remaining lease terms. Approximately $266,000 was charged against the accrual for facilities related costs in the third quarter, resulting in a remaining accrual of $1.2 million.
The remaining $4.9 million in restructuring costs relates to severance, employee benefits and outplacement expenses for approximately 9% of the Company’s workforce as of the beginning of the second quarter. The employees affected were primarily located in the U.S. and Western Europe. Approximately $3.7 million of this amount has been paid out as of September 30, 2009 and the remaining $1.2 million is expected to be paid by December 31, 2009 except where local country laws require delayed payments.
10. Subsequent Events:
Effective June 30, 2009, the Company adopted new accounting guidance related to subsequent events which requires entities to evaluate events or transactions occurring after the balance sheet date through the date of issuance of the condensed consolidated financial statements to determine whether events require recognition or nonrecognition and disclosure. Recognition is required for the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events may require disclosure. The Company has evaluated subsequent events through the issuance date of November 9, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
Company Overview
Kendle International Inc. (the Company or Kendle) is a global clinical research organization (CRO) that delivers integrated clinical development services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services, among other services, on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. The Company operates its business in two reportable operating segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of clinical development services related to Phase II through IV clinical trials, regulatory affairs and biometrics and statistics offerings. The Company has, in the past, aggregated its clinical development operating unit, regulatory affairs operating unit, and biometrics operating unit into the Late Stage segment under the aggregation criteria in accounting guidance related to disclosures about segments of an enterprise and related information. The aggregation criteria met include a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. In addition, the Company reports support functions primarily composed of unallocated corporate expenses, information technology, marketing and communications, human resources, finance and legal under the Support and Other category for purposes of segment reporting. A portion of the costs incurred from the support units are allocated to the Early and Late Stage reportable operating segments.
The Company is in the process of completing of an organizational realignment intended to drive innovation, improve productivity and gain efficiencies. The realignment primarily affects business units within the Late Stage reportable segment and is not expected to significantly affect the Company’s reporting under accounting guidance related to disclosures about segments. It is anticipated that the Late Stage operating units will continue to be aggregated as they still are expected to meet the aggregation criteria in the guidance. Additionally, the Company has implemented cost savings measures to reduce labor and facilities related costs. The expected outcome of the above efforts is a more streamlined, focused organization better positioned to provide services to our customers.
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
New Business Authorizations and Backlog
New business authorizations, representing new sales of our services, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business authorizations for the three months ended September 30, 2009 and 2008 were approximately $137 million and $212 million, respectively. New business authorizations for the nine months ended September 30, 2009 and 2008 were approximately $350 million and $597 million, respectively.
In 2009, new business authorizations declined significantly due to continued delays in and lengthening of the selling cycle. Mergers and acquisitions by and between the Company’s customers in the biopharmaceutical industry are resulting in delays in signed contracts, as well as extending the time in which our customers make final project decisions, as our customers are re-evaluating their research and development spending priorities in an effort to control costs. We believe that biopharmaceutical research and development spending has slowed from the historical levels and that growth rates may be relatively flat over the next few years. However, we also believe that outsourcing penetration is likely to increase, as outsourcing is an effective means for our customers to reduce their costs. In addition, smaller customers without large partners have experienced difficulty obtaining financing. In general, in the first nine months of 2009, the Company experienced cancellations at a higher level than its historical norms and in this current environment could continue to experience higher than its normal cancellations.
Backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. As the Company increasingly competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase. Backlog at September 30, 2009 was approximately $846 million. The net book-to-bill ratio was .8 to 1 and 1.4 to 1, respectively, for the three months ended September 30, 2009 and 2008 and .6 to 1 and 1.4 to 1 for the nine months ended September 30, 2009 and 2008, respectively.
As discussed in “Item 1 — Backlog” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations
The Company’s results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have adverse effects on the Condensed Consolidated Financial Statements. Fluctuations in the Company’s sales cycle and the ability to maintain large customer contracts or to enter into new contracts could negatively affect the Company’s long-term growth. In addition, the Company’s aggregate backlog, consisting of signed contracts and letters of intent as well as awarded projects for which the contract is actively being negotiated, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that the Company will be able to realize the net service revenues included in the backlog. For a more detailed discussion regarding the risk factors associated with the Company’s results of operations, among other things, see Item 1A-Risk Factors, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Revenues

	Three Months Ended September 30,			Nine Months ended September 30,
			% Increase			% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Net service revenues
Late stage	$91,496	$110,879	-17.5%	$284,691	$331,793	-14.2%
Early stage	10,764	11,225	-4.1%	27,227	25,500	6.8%
Support & other	2,328	2,724	-14.5%	8,124	8,648	-6.1%

Total net service revenues	104,588	124,828	-16.2%	320,042	365,941	-12.5%
Reimbursable out-of-pocket revenues*	29,172	56,254	-48.1%	100,934	151,346	-33.3%

Total revenues	$133,760	$181,082	-26.1%	$420,976	$517,287	-18.6%

*	Reimbursable out-of-pocket revenues and expenses flutuate from period to period, primarily due to the level of investigator activity in a particular period.
Net service revenues declined approximately $20.2 million for the third quarter of 2009 and $45.9 million for the nine months as a result of changes in foreign currency exchange rates and reduced volume of services provided. The changes in currency rates reduced net service revenues by approximately 6% for the quarter and 10% for the nine month period.

Net service revenues in the Late Stage segment decreased from last year by approximately 18% in the three months ended September 30, 2009 and by approximately 14% for the nine month period. The declines were driven primarily by changes in foreign currency exchange rates and continued delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status, which prevented the Company from commencing work and revenue generating activities. The Company also experienced a significantly higher than normal cancellation rate on previously awarded studies. The Company believes this situation is the result of weakness in the current global economy and reduced access to capital. Additionally, recent pharmaceutical company mergers as well as reduced prescription drug sales and uncertainty in the global economy delayed customer decisions on previously awarded contracts and slowed the contract signature process as pharmaceutical companies re-evaluate their pipelines and, in the case of newly merged customers, focus on integration efforts rather than future development of products.
Net service revenues from the Early Stage segment decreased by approximately 4% in the quarter, primarily as a result of lower net service revenues at the Company’s Phase I unit in the Netherlands as a result of continued project delays and cancellations. This decline was partially offset by increased net service revenues at the Company’s Phase I unit in Morgantown, West Virginia. For the nine months ended September 30, 2009, net services revenues in the Early Stage segment increased approximately 7% from the corresponding period of 2008. The increase in 2009 is primarily a result of a full nine months of Kendle Toronto (DecisionLine) net service revenue in 2009 compared to only four months of post-acquisition net service revenues in 2008. This increase was partially offset by decreased net service revenues at the Phase I unit in the Netherlands as a result of the previously mentioned project delays and cancellations.
A summary of net service revenues by geographic region for the three and nine months ended September 30, 2009 and 2008 is presented below.

	Three Months Ended September 30,			Nine Months ended September 30,
			% Increase			% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

North America	$46,914	$62,500	-24.9%	$155,825	$173,033	-9.9%
Europe	44,013	46,305	-4.9%	119,671	149,808	-20.1%
Latin America	9,124	11,530	-20.9%	32,111	29,017	10.7%
Asia-Pacific	4,537	4,493	1.0%	12,435	14,083	-11.7%

Total net service revenues	$104,588	$124,828	-16.2%	$320,042	$365,941	-12.5%

The Company experienced continued strong growth in Latin America in the first nine months of 2009 as customers continued to conduct clinical trials in this region due to the region’s low-cost structure and patient availability. The Company’s net service revenues in Latin America increased by approximately 11% in the first nine months of 2009 compared to the same period of the prior year.
The top five customers based on net service revenues contributed approximately 27% of net service revenues during the third quarter of 2009 and 24% of net service revenues during the third quarter of 2008. On a year to date basis, the top five customers accounted for approximately 28% of 2009 net services revenues and 27% of 2008 net service revenues. No customer accounted for more than 10% of total net service revenues in any period presented.

Operating Expenses

	Three Months Ended September 30,			Nine Months ended September 30,
			% Increase			% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Direct costs	$48,914	$64,070	-23.7%	$162,096	$186,763	-13.2%
Reimbursable out-of-pocket costs	29,172	56,254	-48.1%	100,934	151,346	-33.3%
SG&A expenses	35,854	40,649	-11.8%	109,110	122,009	-10.6%
Restructuring expenses	380	—		6,386	—
Depreciation and amortization	3,907	4,240	-7.9%	11,802	11,245	5.0%

Total operating expenses	$118,227	$165,213	-28.4%	$390,328	$471,363	-17.2%

Direct costs decreased from last year by approximately $15.2 million for the quarter ended September 30, 2009 and $24.7 million for the nine month period as a result of the decline in net service revenues, cost savings activities initiated in the second quarter of 2009 and the net benefit of an insurance recovery realized in the third quarter of 2009. Direct costs expressed as a percentage of net service revenues were 46.8% for the three months ended September 30, 2009 and 51.3% in the third quarter of 2008 and 50.6% for the nine months ended September 30, 2009 and 51.0% in the corresponding period of 2008.
As discussed in more detail below, in the second quarter of 2009, the Company commenced a number of cost-savings initiatives including a workforce reduction, furloughs and reductions in the standard working hours that served to reduce the level of direct costs.
In the fourth quarter of 2008, the Company identified a programming issue unique to one study and one customer that required the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. The Company accrued $4.9 million related to these costs in the fourth quarter of 2008 and, based on revised estimates, an additional $1.0 million in the first quarter of 2009. In the third quarter of 2009, as a result of ongoing discussions with the customer and the insurance provider, the Company increased the accrual for direct costs by $1.6 million to a total of $7.5 million and recorded a receivable for the insurance claim recovery of $5.0 million. The net reduction in direct costs in the third quarter of 2009 related to this programming issue and the insurance claim recovery was approximately $3.4 million.
Selling, general and administrative (SG&A) expenses decreased approximately $4.8 million for the quarter ended September 30, 2009 compared to the corresponding period of 2008 and $12.9 million for the nine month period of 2009 compared to 2008. As a percentage of net service revenues, SG&A expenses were 34.3% for the three month period of 2009 and 34.1% for the nine month period of 2009 compared to 32.6% and 33.3% for the same periods a year ago, respectively. Approximately $1.9 million of the third quarter and $9.9 million of the nine month decrease resulted from changes in foreign currency exchange rate fluctuations (calculated using 2009 actual costs at 2008 exchange rates). The remainder of the decrease in selling, general and administrative expenses relates primarily to the cost-savings initiatives in the second quarter of 2009, as discussed in more detail below. These actions reduced SG&A expenses from last year for both the quarter and the nine months.

In the second quarter of 2009, the Company commenced several initiatives to optimize its workforce and capacity and to reduce operating expenses. These activities included a reduction of discretionary spending, limiting previously planned headcount additions, delay or elimination of merit increases, reduction or elimination of other benefits, workforce reductions or furloughs, and other potential cost savings in an attempt to reduce expenses. The Company recorded a charge in the second quarter of 2009 for severance-related and other expenses (primarily related to facility closures), of approximately $6.0 million. In the third quarter of 2009, the Company revised its estimate of severance costs and expensed an additional $380,000. These measures are expected to result in $19 million to $22 million in cost savings in 2009. As of September 30, 2009, the Company remains on track regarding its restructuring plans. Since the bulk of the Company’s expenses are typically incurred in the Late Stage and Support and Other reportable segments, the majority of the costs removed from the business also affect those two segments.
Depreciation and amortization expense decreased by $0.3 million in the third quarter of 2009 compared to the third quarter of 2008. The decrease is mainly due to decreased amortization expense on finite-lived intangible assets. Finite-lived intangible assets are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition. For the nine months ended September 30 2009, depreciation and amortization expense increased by approximately $0.6 million over last year primarily as a result of a full nine months of amortization expense in 2009 on a customer relationship asset from the Kendle Toronto (DecisionLine) acquisition versus four months in 2008.
Income from Operations

	Three Months Ended September 30,			Nine Months ended September 30,
			% Increase			% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating income (loss)
Late stage	$23,002	$26,674	-13.8%	$63,134	$79,963	-21.0%
Early stage	1,784	1,208	47.7%	2,699	3,745	-27.9%
Support & other	(9,253)	(12,013)	-23.0%	(35,185)	(37,784)	-6.9%

Total operating income	$15,533	$15,869	-2.1%	$30,648	$45,924	-33.3%

Income from operations declined in 2009 from 2008 for both the three and nine months primarily as a result of the decline in net service revenues. This decline was partially offset by a $3.4 million reduction in direct costs discussed above. As a percentage of net service revenues, income from operations was 14.9% for the quarter ended September 30, 2009 and 9.6% for the nine month period of 2009 compared to 12.7% and 12.5%, respectively, for the same periods a year ago.

Late Stage segment income from operations declined by $3.7 million for the quarter ended September 30, 2009 and $16.9 million for the nine months ended September 30, 2009 as compared to last year. Operating margin for the Late Stage segment was 25.1% for the three month period in 2009 and 22.2% for the nine month period in 2009 compared to 24.1% for both periods in 2008. The decline in the Late Stage operating margin was due partially to a drop in net service revenues, primarily in the North American and European regions, driven by decreased utilization of billable associates and excess capacity. Additionally, for the nine month period the decline in Late Stage operating margin was due to the accrual of costs related to the workforce capacity optimization as discussed above.
Early Stage income from operations increased from 10.8% of net service revenues in the third quarter of 2008 to 16.6% of net service revenues in the third quarter of 2009 primarily because of improved utilization of the facility in Morgantown, West Virginia. For the nine months ended September 30, Early Stage segment income from operations decreased from 14.7% of net service revenues in the 2008 period to 9.9% for the corresponding period of 2009, primarily because of a decline in revenue in the first half of 2009 at the Company’s Phase I unit in the Netherlands.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months ended September 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Other income (expense)
Interest income	$72	$94	$(22)	$435	$483	$(48)
Interest expense	(3,462)	(3,832)	370	(11,066)	(12,079)	1,013
Gain (loss) on extinguishment of debt	(182)	—	(182)	2,951	—	2,951
Foreign currency gains / (losses)	139	3,777	(3,638)	5,016	109	4,907
Other expenses	(352)	(413)	61	(1,035)	(924)	(111)

Total other income (expense)	$(3,785)	$(374)	$(3,411)	$(3,699)	$(12,411)	$8,712

Interest Expense
The primary component of interest expense is related to the Company’s 3.375% Convertible Notes issued in 2007. The Company adopted new accounting guidance related to convertible debt effective January 1, 2009 as it relates to this issuance and as required by the new guidance has retrospectively adjusted the prior periods for the effects of the new guidance.
Interest expense on the Convertible Notes was recorded at the effective rate of 8.02%. During the quarter ended September 30, 2009 the amount of interest expense recognized for the contractual interest rate and the discount amortization was $1.5 million for each component for a total of $3.0 million. During the quarter ended September 30, 2008, the amount of interest expense recognized for the contractual interest rate and the discount amortization was $1.7 million for each component for a total of $3.4 million.
For the nine months ended September 30, 2009 the amount of interest expense recognized for the contractual interest rate was $4.7 million and the amount recognized for discount amortization was $5.0 million for a total of $9.7 million. For the nine months ended September 30, 2008 the amount of interest expense recognized for the contractual interest rate was $5.1 million and the amount recognized for discount amortization was $4.9 million for a total of $10.0 million.

Gain (Loss) on Extinguishment of Debt
In the third quarter of 2009, the Company repurchased $15.0 million par value of its outstanding Convertible Notes for cash in the amount of $13.3 million. The carrying value of these Convertible Notes at the time of repurchase was $13.2 million and a pretax loss on extinguishment of debt of $182,000 was recorded. As part of the repurchase transaction, the proportionate share of debt issuance costs in the amount of $308,000 was written off.
For the nine months ended September 30, 2009, the Company repurchased on the open market $40 million par value of Convertible Notes for cash in the amount of $31.6 million. The carrying value of these Convertible Notes at the times of repurchase was $35.1 million and a pretax gain on extinguishment of debt of approximately $2.9 million was recorded. As part of the repurchase transactions, the proportionate share of debt issuance costs in the amount of $757,000 was written off.
See also the Liquidity and Capital Resources section.
Foreign Currency
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
In the first quarter of 2009, the Company eliminated a substantial portion of the note payable between the U.S. subsidiary and U.K. subsidiary, referenced above, and the entire amount of the note payable between the U.S. subsidiary and German subsidiary. In connection with these transactions, the Company also terminated its foreign currency hedge arrangements referenced in the preceding paragraph.
In the third quarter of 2009, the Company recorded losses of approximately $0.2 million related to exchange rate fluctuations on the remaining amount of the intercompany note between the U.S subsidiary and the U.K. subsidiary due to the weakening of the British Pound against the U.S. Dollar compared to losses of approximately $1.7 million in the third quarter of 2008 related to exchange rate fluctuations on the intercompany notes and the related derivative instruments. For the nine months ending September 2009, losses related to exchange rate fluctuations on the intercompany notes and related derivative instruments (pre-settlement) were approximately $1.0 million compared to gains of approximately $0.2 million in the corresponding period of 2008.

In addition to the losses on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate gains of approximately $369,000 in the third quarter of 2009 compared to gains of approximately $5.5 million in the third quarter of 2008. The foreign exchange gain in the third quarter of 2008 is due primarily to the strengthening of the U.S. dollar against both the British pound and the Euro.
In addition to the gains and losses on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate gains of approximately $6.0 million in the first nine months of 2009 compared to losses of approximately $122,000 in the first nine months of 2008. The foreign exchange gain in the first nine months of 2009 mostly occurred in the first six months of 2009 and is primarily due to the strengthening of the British pound against the Euro and the strengthening of the U.S. dollar against both the British pound and the Euro during that time period. As mentioned below, the Company has implemented procedures intended to mitigate the impact of foreign currency exchange rate fluctuations and those procedures have helped to reduce the impact in the third quarter of 2009.
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
Income Taxes
The effective income tax rate was 24.9% in the quarter ended September 30, 2009, compared to 39.5% after retrospective application, as required, of accounting guidance related to convertible debt in the quarter ended September 30, 2008. The tax expense for the quarter ended September 30, 2009 includes discrete tax benefit items of approximately $1.1 million related to revisions in estimates for certain items related to the Company’s 2008 U.S. federal tax return that was completed during the third quarter of 2009 as well as a discrete tax benefit of $374,000 related to the lapsing of the statute of limitations for the Company’s 2005 U.S. federal tax return.
The Company reported tax expense at an effective rate of 52.1% in the nine month period ended September 30, 2009, compared to tax expense at an effective rate of 41.0% in the nine month period ended September 30, 2008. The tax expense of $14.0 million for 2009 includes $4.4 million in tax for the settlement of the foreign currency hedge and related intercompany notes in the first quarter and a $1.0 million discrete item for the tax related to the taxable gain resulting from the extinguishment of debt in the second quarter of 2009 as well as the discrete tax benefits in the third quarter of 2009 referenced previously.
The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. The Company also maintains valuation allowances for portions of its foreign tax credits that are not expected to be realizable. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the relative mix of pretax earnings or losses at the various locations.

Net Income
The net income for the quarter ended September 30, 2009 was approximately $8.8 million, or $0.59 per basic and diluted share. Net income for the quarter ended September 30, 2008, as adjusted for the impact of the adoption of accounting guidance related to convertible debt, was $9.4 million or $0.64 per basic and $0.62 per diluted share.
The net income for the nine months ended September 30, 2009 was approximately $12.9 million, or $0.87 per basic and $0.86 per diluted share. The after tax impact of the restructuring costs, the gain on extinguishment of debt and the $4.4 million of discrete tax expense in the first quarter reduced basic and diluted earnings per share by $0.42. Net income for the nine months ended September 30, 2008, as adjusted for the impact of the adoption of accounting guidance for convertible debt, was $19.8 million or $1.34 per basic and $1.32 per diluted share.
Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents increased by $21.2 million for the nine months ended September 30, 2009 as a result of cash provided by operating activities and investing activities of $50.0 million and $.3 million, respectively, net of cash used in financing activities of $32.0 million. Foreign exchange rates had a positive impact on cash and cash equivalents in the nine months of 2009 of approximately $2.9 million. At September 30, 2009, cash and cash equivalents were $56.4 million. In addition, the Company has approximately $1.3 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash provided by operating activities for the period consisted primarily of net income adjusted for noncash expenses such as depreciation and amortization combined with a reduction in net accounts receivable. Total noncash depreciation, amortization and debt issuance cost amortization, net of the noncash gain on debt extinguishment totaled $14.8 million for the nine months ended September 30, 2009. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $49.2 million at September 30, 2009, and $63.4 million at December 31, 2008. The Company has been vigilant in monitoring and collecting its accounts receivable. The decrease in accounts receivable was primarily due to the decline in revenues, as well as, increased collections particularly in the U.S. and the European subsidiaries. Additionally, in June 2009, the Company received cash payments totaling $4.5 million for tenant improvement allowances as per the terms of the lease for the Company’s headquarters.
Investing activities for the nine months ended September 30, 2009 consisted primarily of $17.3 million in cash provided by the termination of the foreign currency hedge transactions completed in the first quarter of 2009 offset by $2.9 million in cash used to pay contingent consideration related to the DecisionLine acquisition and approximately $14.1 million in capital expenditures, mostly related to computer equipment and software purchases, including internally developed software.

Financing activities for the nine months ended September 30, 2009 consisted primarily of cash in the amount of $31.6 million used to repurchase $40 million in par value of the Company’s outstanding convertible debt, plus $482,000 used to secure the most recent credit facility amendment.
Capital Resources
In August 2006, the Company entered into a new credit agreement (including all amendments, the “Facility”). The Facility was comprised of a $200 million term loan and a revolving loan commitment. The $200 million term loan was repaid with proceeds from the $200 million convertible debt issuance discussed below. The revolving loan commitment currently allows for maximum borrowing capacity of $53.5 million and expires in August 2011. The Facility contains various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. The Company is in compliance with its covenants as of September 30, 2009, however is closely monitoring its covenant projections in light of current economic conditions.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of September 30, 2009, and December 31, 2008, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.
In the second and third quarters of 2009, the Company repurchased a total of $40 million in par value of its Convertible Notes on the open market for $31.6 million in cash. The amortized carrying value of these repurchased notes was $35.1 million and a non cash net gain of $3.0 million was recorded. As part of the repurchase transaction, the proportionate share of debt issuance costs in the amount of $757,000 was written off. This transaction is expected to result in reduced cash interest expense and noncash discount amortization of $9.8 million over the remaining term of the Convertible Notes. Of the consideration paid to repurchase the Convertible Notes, $203,000 was allocated to the equity component. This is considered to be a reacquisition of a portion of the equity component of the Convertible Notes and as such is recorded as a reduction of additional paid in capital.
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

Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on any amounts outstanding under the Facility and Multicurrency Facility. At September 30, 2009, no amounts were outstanding under either the Facility or the Multicurrency Facility.
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
A third type of transaction risk arises from transactions denominated in multiple currencies between any two of the Company’s various subsidiary locations. For each subsidiary, the Company maintains an intercompany receivable and payable, which is denominated in multiple currencies. Changes in exchange rates from the time the intercompany receivable/payable balance arises until the balance is settled or measured for reporting purposes, results in exchange rate gains and losses. This intercompany receivable/payable arises when work is performed by a Kendle location in one country on behalf of a Kendle location in a different country under contract with the customer. Additionally, there are occasions when funds are transferred between subsidiaries for working capital purposes. The Company has instituted processes to more frequently settle the intercompany balances to minimize the exposure to this risk and continues to look for other opportunities in this area. The foreign currency transaction gain or loss is reported in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
During the third quarter of 2009, the Company recorded total foreign exchange gains of approximately $139,000 related to the risks described above.

The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $20.8 million at September 30, 2009 and $14.5 million at December 31, 2008.
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
The Company had goodwill and other acquisition-related intangible assets of approximately $259.4 million and $255.4 million as of September 30, 2009 and December 31, 2008, respectively, which constituted approximately 47% and 46% of its total assets, respectively. The Company periodically (at least annually unless triggering events occur that cause an interim evaluation), evaluates goodwill and other acquired intangible assets for impairment. Any future determination requiring the write off of a significant portion of the Company’s goodwill or other acquired intangible assets could adversely affect its results of operations and financial condition. Should current economic conditions continue, an interim evaluation may be warranted and that evaluation could result in an impairment of a portion of the Company’s goodwill, particularly the goodwill assigned to the Early Stage reportable segment.
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
In May 2009, the current administration announced several proposals to reform U.S. tax laws, including a proposal to limit foreign tax credits and a proposal to defer tax deductions allocable to non-U.S. earnings until earnings are repatriated. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on the final content, such reforms, if enacted, could have a material adverse effect on the Company’s operating results.
The Company’s restructuring efforts could affect employee retention.
The Company’s success depends on the continued engagement and innovation of its employees. The restructuring actions taken and reorganization efforts currently underway may negatively affect the morale and productivity of its workforce.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status
4.1	Stockholder Rights Agreement, dated as of August 14, 2009 between Kendle International Inc. and American Stock Transfer & Trust Company, LLC.	A
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	B
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	B
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	B
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	B

Filing
Status	Description of Filing Status

A	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 20, 2009
B	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.

Date: November 9, 2009	By:	/s/ Candace Kendle Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Keith A. Cheesman Keith A. Cheesman
Senior Vice President — Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

4.1
Stockholder Rights Agreement, dated as of August 14, 2009 between Kendle International Inc. and American Stock Transfer & Trust Company, LLC. (incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 20, 2009)

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