Form 10-K
period 2009-12-31
KENDLE INTERNATIONAL INC
filed 2010-03-16
CIK 1039151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-23019

KENDLE INTERNATIONAL INC.

Ohio	31-1274091
(State or other jurisdiction of incorporation or organization)	IRS Employer ID No.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.)  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the Registrant’s Common Stock at June 30, 2009, held by non-affiliates was $172,891,665 (based on the $12.24 closing price of the Company’s Common Stock on The NASDAQ Global Select Market LLC on June 30, 2009).

As of March 3, 2010, 14,916,715 shares of no par value Common Stock were issued and 14,893,663 shares of no par value Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2010 Annual Meeting of Shareholders to be held May 20, 2010, are incorporated by reference into Part III.

See Exhibit Index on page 46.

Kendle International Inc.

Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2009

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

Late Stage

The Late Stage reportable segment is organized slightly differently than it was in 2008 but still includes four reporting units: Clinical and Data Monitoring, Project Management & Late Phase, Regulatory, Site and Medical Affairs, and Biostatistics. This segment has a global reach that enables the Company to meet its customers’ needs by accessing specific patient populations in large urban areas as well as emerging markets/regions all over the world.

The Clinical and Data Monitoring unit (C&DM) includes the former Global Clinical Development (GCD) unit and conducts Phase II through IV clinical trials worldwide. C&DM provides a wide range of services including clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development efforts.

The Project Management & Late Phase (PM & LP) unit oversees all steps of a study, from award through close out of a study. This unit also designs and conducts Phase IIIB and IV studies worldwide. In addition, the Late Phase unit also focuses on health economics and outcomes research, observational studies, scientific events and medical education services. Also included in PM & LP is the recently formed group to provide services to the federal government and health care foundation oriented organizations.

The Regulatory, Site and Medical Affairs unit provides regulatory expertise and consulting services at every stage of drug and device development, from early development to market and post market. This unit designs, among other things, clinical programs and clinical trial protocols, reviews programs and provides gap analysis to assist sponsors in achieving their clinical development strategies. The unit also provides consulting services for nonclinical development for small molecules, biologicals, vaccines and devices. This unit has Chemistry, Manufacturing and Controls experts that assist with the U.S. Food and Drug Administration application process. Additionally, this unit has safety experts that assist customers with the collection, analysis and reporting of accurate drug safety data.

The Biostatistics and Statistical Programming unit offers full service statistical support for Phase I to IV clinical trials and submissions. The unit has biostatisticians that can supply comprehensive statistical analysis plans on a turnkey basis or on a consultant basis.

The Company believes that the outsourcing of drug development activities by biopharmaceutical companies will increase as these companies strive to grow revenues through an accelerated drug development cycle while responding to cost containment pressures. The CRO industry, by specializing in clinical trial management, often performs the needed services with a higher level of expertise or specialization at a faster pace and at a lower cost than a biopharmaceutical company could perform such services internally.

Acquisition Activity

In June 2008, the Company completed its acquisition of DecisionLine Clinical Research Corporation (DecisionLine) and its related company. DecisionLine is a clinical research organization located in Toronto, Ontario specializing in the conduct of early phase studies. The acquisition supports the overall goal of strategic business expansion, and, in particular, expansion of Phase I studies. Please see Note 13 to the Consolidated Financial Statements for further detail regarding this acquisition.

Business Strategy

The Company’s strategy is to continue to enhance its reputation as a high-quality, global provider of a full range of CRO services. This year has been a challenging one for the CRO industry, for the Company and for its customers. The Company has been affected by the repercussions of merger and acquisition activity in the global biopharmaceutical industry and the resultant reprioritization of their pipelines, search for cost efficiencies and right sizing of their workforces resulting in lower new business authorizations and higher than historical cancellations. In the near term, the Company’s strategy is to adapt to the current state of flux in the industry and bring stability back to the Company’s operations. The Company’s longer term strategy remains steadfast and consists of the following strategic initiatives:

•	Driving growth in the Company’s core competency in Phases I through IV clinical trials.

•	Meeting the specific development pipeline needs for the Company’s targeted customers.

•	Gaining share in the CRO market through further penetration in the large (greater than $10 million in contract value) trial sector as well as continued expansion in mid-sized trials.

•	Expanding the Company’s geographic footprint with a focus on high-growth regions such as Latin America, Africa and Asia/Pacific.

•	Setting the stage for business mix expansion, such as expansion in support of Early Stage.

•	Building infrastructure (i.e. Enterprise Resource Planning) to support the continued expansion and growth of the Company.

Customers and Marketing

Net service revenues from the top five customers accounted for approximately 27% of the Company’s total net service revenues for both years ended December 31, 2009 and 2008. No customer accounted for more than 10% of the Company’s net service revenues for 2009 or 2008.

Segment and geographic information for the Company is contained in Note 15 to the Consolidated Financial Statements.

Backlog

Backlog consists of anticipated net service revenue from contracts, letters of intent and other forms of commitments (collectively defined as backlog) that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future net service revenue and exclude net service revenue that has been recognized previously in the Consolidated Statements of Operations. Once contracted work begins, net service revenue is recognized in the Consolidated Statements of Operations. Backlog at December 31, 2009, was approximately $830 million compared to approximately $1.02 billion at December 31, 2008. The majority of the Company’s backlog is from large established biopharmaceutical firms with annual revenues greater than $1 billion. Backlog arising from contracts with small biotech firms with no revenues or large biopharmaceutical partner are not material to the Company, generally comprising 10% or less. In 2009, the Company and the industry experienced higher than historical cancellations and longer delays between proposals and awards due to merger and acquisition activity in the industry, budget reductions and pipeline reprioritizations at large pharmaceutical companies, drug failures due to efficacy and safety, as well as, contraction in the availability of credit to smaller lesser capitalized companies, among other things. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. As the Company competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase and may be affected by changes in foreign exchange rates. Fluctuations in foreign exchange rates caused backlog to increase by $8.0 million as of December 31, 2009. Based on its experience in 2009, the Company estimates that approximately 45% of its backlog at December 31, 2009 will be recognized as net service revenue in fiscal year 2010.

No assurance can be given that the Company will be able to realize the net service revenues that are included in the backlog. Backlog is not necessarily a meaningful indicator of future results for a variety of reasons, including, but not limited to, the following: (i) contracts vary in size and duration, with revenue from some studies realized over a number of years; (ii) the scope of contracts may change, either increasing or decreasing the value of the contract; and (iii) studies may be terminated or delayed at any time by the study’s sponsor or by regulatory authorities due to efficacy, safety or funding concerns, among other reasons.

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

The CRO industry is highly fragmented with hundreds of CROs ranging from small, limited-service providers to full-service, global drug development corporations. Some of the large multi-national full-service CROs competing with the Company include Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., ICON plc, PRA International, PharmaNet Development Group, Inc. and Quintiles Transnational Corporation.

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

Employees

As of December 31, 2009, the Company employed approximately 3,640 associates, about 61% of whom were located outside the United States. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its overall relations with its associates are good. Employees in certain of the Company’s non-U.S. locations are represented by workers’ councils as required by local laws.

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

Statements concerning, without limitation, expected financial performance and results, plans and objectives, prospects, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. The risk factors listed below are those deemed to be material by the Company. Additional risks and uncertainties not currently known may materially adversely affect the Company’s business, financial condition and/or results of operations.

Risks Related to Our Industry

The Company depends on the biopharmaceutical industry for most of its revenue.

The Company’s revenues depend on the outsourcing trends, size of the drug-development pipeline and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in the industry affect its business. A slowdown in research and development spending or a reprioritization of the drug development pipelines or limited access to capital to fund projects in the biopharmaceutical industry could negatively affect its net service revenues and results of operations. Mergers and acquisitions in the biopharmaceutical industry and the related rationalization of the drug-development pipelines could result in delay or cancellation of certain existing projects.

The CRO industry is highly competitive.

The CRO industry is comprised of a wide range of competitors as was previously mentioned, including small, niche providers as well as large multi-national full-service global clinical research organizations. These companies compete based on a variety of factors, including reputation for quality, performance, price, scope of service offerings and geographic presence. Some of the Company’s competitors have greater financial resources and a wider range of service offerings over a greater geographic area. Additionally, the Company’s customers have in-house capabilities to perform services that are provided by CROs. These factors potentially could have a negative impact on the Company’s ability to win business awards.

Revenue and earnings growth rates in the future may not be as robust as in the past.

Current economic conditions including large pharmaceutical company mergers, drug development pipeline reprioritization, contraction of credit availability and cost containment efforts by customers including reduction of research and development spending, among other things, have had an impact on the CRO industry and, in particular, the Company’s sales and revenue growth rates. There can be no assurance that growth rates will recover to the level experienced in the past.

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

Comprehensive healthcare reform could reduce the demand for services which could reduce revenues. Legislation creating downward pressure on the prices for drugs that pharmaceutical and biotechnology companies can charge or the removal of these drugs from reimbursement formularies could reduce the amount of revenue the Company could earn from projects outsourced to it. Healthcare reform outside the U.S. could also adversely impact the Company’s revenues and profitability. Recent activity contemplated by the U.S. federal government related to health care reform and the funding for it raises significant uncertainties for all businesses and could have a material effect on the Company and its customers.

Changes in tax legislation could adversely affect the Company.

The current administration announced several proposals to reform U.S. tax laws, including a proposal to limit foreign tax credits and a proposal to defer tax deductions allocable to non-U.S. earnings until earnings are repatriated. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on the final content, such reforms, if enacted, could have a material adverse effect on our financial results.

Risks Related to Our Business

The current economic climate has caused the Company to rapidly adjust from a robust growth strategy to a cost containment strategy in a short period of time, which has placed, and is expected to continue to place, significant demands on it.

The Company has had to adapt to a rapidly changing economic and industry environment. Historically, the Company had grown rapidly, both organically and through acquisitions. In 2009, the Company experienced lower new business authorizations than in its recent past, combined with higher than historical levels of cancellations. This placed significant stress upon the organization to adjust from building toward expected future growth to taking rapid actions to preserve profitability. As a result, the Company embarked on reduction in force and cost containment initiatives which could have an unfavorable impact on the future operations should the environment quickly recover. Additionally, certain geographic regions could grow at faster rates than other geographic regions, resulting in the

Company hiring associates in those regions (i.e. Latin America and Asia/Pacific) at a more accelerated pace than in other regions.

The Company’s contracts may be delayed, terminated or reduced in scope with little or no notice.

Many of the Company’s contracts provide for services on a fixed-price basis and may be terminated or reduced in scope with little or no notice. Cancellations may occur for a variety of reasons, including the failure of the product to satisfy safety requirements, the customer’s inability to manufacture sufficient quantities of the drug, unexpected results of the product or the customer’s decision to terminate the development of a product.

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

The Company’s backlog may not be indicative of future results.

The Company includes in backlog anticipated revenues from projects currently in process plus written awards, signed contracts, letters of intent and other awards believed to be firm commitments. These contracts vary in size and duration and may be subject to changes in scope, delays or cancellations. In addition, the portion of backlog that may be performed in non-U.S. subsidiaries is exposed to fluctuations in the applicable foreign currencies which could affect the amount of revenue ultimately recognized. Fluctuations in foreign exchange rates caused backlog to increase by approximately $8 million at December 31, 2009.

If the Company is unable to attract suitable investigators and volunteers for clinical trials, the Company’s business may suffer.

The clinical research studies the Company operates rely upon the accessibility and willing participation of physician investigators and volunteer subjects. Investigators supervise the administration of study drugs to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted. The Company’s clinical research business could be adversely affected if we are unable to attract suitable investigators or clinical study volunteers on a consistent basis.

If the Company is required to write off goodwill or other intangible assets acquired in its business combinations, its financial position and results of operations would be adversely affected.

The Company had goodwill and other acquisition-related intangible assets of approximately $258.8 million and $255.4 million as of December 31, 2009 and December 31, 2008, respectively, which constituted approximately 48% and 46%, respectively, of its total assets at these periods. The Company periodically (at least annually unless triggering events occur that cause an interim evaluation), evaluates goodwill and other acquired intangible assets for impairment. Any future determination requiring the write off of a portion of the Company’s goodwill or other acquired intangible assets could adversely affect its results of operations and financial condition. Should current economic conditions continue, the annual or an interim evaluation (if required as indicated above) could result in an impairment of the Company’s goodwill, particularly Early Stage segment goodwill. See Note 6 to the Consolidated Financial Statements for further detail on goodwill or other intangible assets.

The Company’s indebtedness could adversely affect its business and financial condition.

As of December 31, 2009, the Company had $154.5 million (in par value) in convertible debt outstanding and an additional $53.5 million of borrowing capacity under a revolving line of credit as well as approximately $86,000 of obligations outstanding under capital leases. The Company also maintains a $5.0 million multicurrency facility that is renewable annually and used in connection with its European operations. In March 2010, the Company terminated this line of credit and replaced it with a revolving line of credit which provides approximately $35 million in borrowing capacity. For a description of the Company’s indebtedness and that of its subsidiaries, see Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General economic conditions as well as conditions affecting the Company’s operations specifically, including, but not limited to, financial and business conditions, many of which are beyond its control, may affect its future performance. As a result, these and other factors may affect the Company’s ability to make principal and interest payments on its indebtedness. The Company’s business might not continue to generate cash flow at or above current levels, including levels required to service its indebtedness. Moreover, if the Company is required to repatriate foreign earnings to fund its debt service, it may not be able to accomplish this in a “tax efficient” manner and may, therefore, incur additional income taxes. If the Company cannot generate sufficient cash flow from operations in the future to service its indebtedness, it may, among other things:

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

Furthermore, the Company’s credit facility contains certain restrictive covenants which may affect, and in many respects significantly limit, management’s choices in responding to business, economic, regulatory and other competitive conditions.

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

The current global economy has shown signs of weakening and continues to show signs of fragility; its impact may be far reaching. As a result, the Company may be exposed to risks related to defaults from its suppliers and customers, as well as, from the counterparties to its purchased call options and sold warrants that are beyond the Company’s control. Key suppliers could fail to deliver agreed upon goods or services. Customers may not be able to obtain financing for their clinical trials with the Company, which may result in the delay or cancellation of these trials. Additionally, customers may not be able to pay or may pay receivables more slowly than in the past resulting in bad debt expenses or poor cash flows. The purchasers of the call options and sold warrants could become insolvent resulting in an inability to honor their commitments or in unanticipated dilution should the target conversion price terms be met.

The Company’s international operations are subject to numerous risks.

The Company has international operations in many foreign countries, including, but not limited to, South Africa, India and countries in Eastern Europe, the Asia Pacific region and Latin America. These operations are subject to risks and uncertainties inherent in operating in these countries, including government regulations, potential highly inflationary economies, currency restrictions and other restraints, burdensome taxes, government takeovers of assets and political instability. These risks and uncertainties could negatively impact the Company’s ability to, among other things, perform large, global projects for its customers or repatriate cash. Furthermore, the Company’s ability to deal with these issues could be affected by applicable U.S. laws and the need to protect its assets in those locations.

The Company’s financial results are exposed to exchange rate fluctuations.

The Company’s Consolidated Financial Statements are denominated in U.S. dollars. For the year ended December 31, 2009, approximately 57% of the Company’s net service revenues were derived from operations outside the United States compared to 55% in the same period of 2008. The Company strives for contractual protection to limit the foreign currency fluctuation risk exposure in contracts with its customers where possible, but that protection is not always achievable or adequate to insulate the Company from significant fluctuations. Additionally, due to the uncertainties regarding the timing of and currencies involved, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. As a result, changes in foreign currency exchange rates could significantly affect the Company’s results of operations, financial position and cash flows as well as its ability to finance large acquisitions outside the United States.

The Company’s quarterly operating results may vary.

The Company’s operating results may vary significantly from quarter to quarter and are influenced by a variety of factors, such as:

•	Exchange rate fluctuations;

•	Timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net service revenues from quarter to quarter;

•	Commencement, completion, execution or cancellation of large contracts;

•	Collections of accounts receivable;

•	Progress of ongoing contracts and retention of customers;

•	Timing of and charges associated with completed acquisitions or other events; and

•	Changes in the mix, both in terms of geography and type of services.

The Company believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. Although fluctuations in quarterly operating results could negatively or positively affect the market price of the Company’s common stock. These fluctuations may not be indicative of future overall operating performance.

The Company’s business depends on the continued effectiveness and availability of its information technology infrastructure, and failures of this infrastructure could limit its operations.

To remain competitive in the Company’s industry, it must employ information technologies that capture, manage, and analyze the large streams of data generated during the clinical trials we manage in compliance with applicable regulatory requirements. In addition, because the Company provides services on a global basis, it relies extensively on its technology to allow the concurrent conduct of studies and work sharing around the world. As with all information technology, the Company’s systems could become vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures and other unexpected events, as well as to break-ins, sabotage or intentional acts of vandalism. Given the extensive reliance of the Company’s business on this technology and the substantial investment in new technology infrastructure, any substantial disruption or resulting loss of data that is not avoided or corrected by its backup measures could harm its business and operations. Although the Company carries property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur.

The Company’s business depends on the successful implementation and deployment of its enterprise wide reporting solution and failure could harm the Company’s ability to manage its business and obtain accurate financial reporting.

The Company has made a significant investment in an enterprise resource planning solution which is scheduled to begin deployment in 2010. This major initiative will integrate pricing, sales, project accounting, time reporting, trial management, human resources, billing and general ledger programs to provide management and financial reporting. The delay in implementation or failure of this project could result in, among other things, an inability to manage our business, bill and collect accounts receivable or accurately report our financial results. This new technology will also rely on third parties for processing and storing of data, which exposes the Company to additional risks.

The Company’s business could expose it to potential liability for personal injury claims that could affect its financial condition.

The Company’s business involves clinical trial management which includes the testing of new drugs on human volunteers. This business exposes the Company to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and patients are already seriously ill and are at risk of further illness or death. Any claim or liability could have a material adverse effect on the Company’s financial position and its reputation if, as a result, it were required to pay damages or incur defense costs in connection with a claim and if: (i) such claim is outside the scope of indemnification agreements the Company has with customers and collaborative partners, (ii) an indemnification agreement is not performed in accordance with its terms or (iii) its liability exceeds the amount of any applicable indemnification limits or available insurance coverage. The Company might also not be able to purchase adequate insurance for these risks at reasonable rates in the future.

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

The Company’s success depends to a significant extent upon the skills, experience and efforts of its senior management team and its ability to hire qualified personnel in the geographic regions and therapeutic areas in which it operates. The loss of any of the Company’s executive officers or other key employees, without a properly executed transition plan, could have an adverse effect on it. In addition, there has been substantial competition among both CROs and biopharmaceutical companies for qualified personnel. Difficulty recruiting or retaining qualified personnel and/or unexpected recruiting costs could affect the Company’s ability to meet financial and operational goals.

New standards or changes in existing accounting standards issued by the Financial Accounting Standards Board (FASB), SEC or other standard setting bodies may adversely affect the Company’s financial statements and could entail significant expenditures. The application of these standards often requires the use of estimates and assumptions that may materially differ from actual results.

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

Risks related to our Common Stock

Market conditions have caused significant volatility in the Company’s stock price.

The market price of the Company’s common stock has historically experienced and is expected to continue to experience some volatility because:

•	The Company’s number of shares outstanding is significantly less than that of its peers, causing relatively small adjustments to have a substantial impact on earnings per share and relatively small market activity to cause substantial volatility.

•	General conditions in the economy and financial markets and other developments affecting the Company or its competitors have caused the market value of the Company’s common stock to decline.

This volatility and valuation decline has affected securities issued by many companies in many industries, in addition to the Company’s common stock, often for reasons unrelated to their operating performance. If the current valuation declination continues, the Company’s total market capitalization may be at a level which could result in an impairment of the Company’s goodwill, particularly the goodwill assigned to the Early Stage.

The Company’s convertible note hedge and warrant transactions may affect the trading price of its common stock.

In connection with the issuance of the Company’s Convertible Notes (see Note 8, Debt), the Company entered into convertible note hedge transactions with the participating Underwriter and JP Morgan Chase (collectively, the counterparties). The convertible note hedge transactions are comprised of purchased call options and sold warrants. The purchased call options are expected to reduce exposure to potential dilution upon the conversion of the Convertible Notes. The Company also entered into warrant transactions with such counterparties. The sold warrants have an exercise price that is approximately 70% higher than the closing price of the Company’s common stock on the date the Convertible Notes were priced. The warrants are expected to provide the Company with some protection against increases in our stock price over the conversion price per share. In connection with these transactions, the counterparties, or their affiliates:

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

Anti-takeover provisions in the Company’s charter documents and under Ohio law may make an acquisition of the Company, which may be beneficial to its stockholders, more difficult, which could depress its stock price.

•	Certain provisions of the Company’s Articles of Incorporation and Code of Regulations and of Ohio law make it difficult for a third party to acquire control of it without the consent of its Board of Directors (Board). These anti-takeover defenses may discourage, delay or prevent a transaction involving a change in control of the Company, and, accordingly, could limit the price that investors may be willing to pay for its common stock, including transactions in which holders of common stock might receive a premium for their shares over the market price. In cases where Board approval is not obtained, these provisions could also discourage proxy contests and make it more difficult for existing shareholders to elect directors of their choosing and cause the Company to take other corporate actions they desire. These provisions include: The authorization of undesignated preferred stock, the terms, rights, privileges and restrictions of which may be established and shares of which may be issued without shareholder approval;

•	Limitations on persons authorized to call a special meeting of shareholders; and

•	Advance notice procedures required for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders.

In addition, the Company has adopted a shareholder rights plan that may have anti-takeover effects, which will make its acquisition by another company more difficult. The Company’s shareholder rights plan provides that, in the event any person or entity acquires 15% or more of its outstanding common stock, its shareholders will be entitled to purchase shares of common stock, or in certain instances, shares of the acquirer, at a discounted price. The rights are intended to discourage a significant share acquisition, merger or tender offer involving the Company’s common stock by increasing the cost of affecting any such transaction and, accordingly, could have an adverse impact on a takeover attempt that a shareholder might consider to be in the Company’s best interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases all of its facilities with the exception of the Company-owned facility in Ely, United Kingdom. The Company’s principal executive offices are located in Cincinnati, Ohio. Early in 2008, the Company entered into a lease extension for these offices which extended the term of the lease from 2009 to 2019 and increased the amount of space leased from approximately 122,000 square feet to approximately 143,000 square feet. The lease extension also provides the Company with an opportunity to lease additional space in the future.

In addition, the Company leases substantial facilities in Durham, North Carolina; Toronto, Canada; Munich, Germany; Camberley, United Kingdom; Edinburgh, United Kingdom; Utrecht, The Netherlands; and Mexico City,

Mexico. The Company’s Early Stage operations are located in Morgantown, West Virginia, Toronto, Canada and Utrecht, The Netherlands. The Company also maintains offices in various other North American, European and Asia-Pacific, including Australian and Indian locations, as well as in Latin America and South Africa.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock are listed on The NASDAQ Global Select Market LLC® and are traded under the symbol “KNDL.” The following table sets forth the high and low prices for shares of the Company’s Common Stock for the periods indicated.

2009 Quarterly	First	Second	Third	Fourth

Ranges of stock price
High	$25.66	$23.13	$17.33	$18.88
Low	15.05	8.28	9.57	14.71

2008 Quarterly	First	Second	Third	Fourth

Ranges of stock price
High	$51.60	$46.71	$52.00	$45.90
Low	39.07	35.35	35.42	15.86

The number of holders of record of Kendle International Inc. common stock was 145 as of March 3, 2010. This total excludes shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future and, in any event, is restricted from paying dividends under the terms and conditions of its credit facility.

Performance Graph

The following graph compares the five-year cumulative total shareholder returns of the Company’s Common Stock with the NASDAQ Composite Index and the NASDAQ Health Services Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kendle International Inc., The NASDAQ Composite Index
And The NASDAQ Health Services Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Dollar Value of $100 Investment at December 31,
	2004	2005	2006	2007	2008	2009
Kendle International Inc.	100.00	292.50	357.39	555.91	292.27	208.07

NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61

NASDAQ Health Services	100.00	106.30	112.25	113.33	79.24	91.44

Securities Authorized Under Equity Compensation Plans:

The information required for Securities Authorized Under Equity Compensation Plans can be found in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008(3)	2007(1)(3)	2006(2)	2005
	(In thousands except per share data)

Net service revenues	$416,688	$475,092	$397,584	$283,471	$202,032
Reimbursable out-of-pocket revenues	135,224	203,489	171,234	90,465	48,607

Total revenues	551,912	678,581	568,818	373,936	250,639
Cost and expenses:
Direct costs	210,586	247,436	204,161	152,826	108,582
Reimbursable out-of-pocket costs	135,224	203,489	171,234	90,465	48,607
Selling, general and administrative	144,659	155,577	125,744	91,796	68,216
Depreciation and amortization	15,712	15,253	14,865	10,403	7,991
Restructuring expenses	10,157	—	—	236	—
Intangible impairment charge	—	—	—	8,200	—

Total costs and expenses	516,338	621,755	516,004	353,926	233,396
Income from operations	35,574	56,826	52,814	20,010	17,243
Other income (expense):
Interest income	579	760	1,466	1,939	1,019
Interest expense	(14,403)	(15,891)	(17,547)	(6,781)	(460)
Write-off of deferred financing costs	—	—	(4,152)	—	—
Other	4,034	(2,043)	(4,816)	(1,795)	(287)
Gain on debt extinguishment	2,887	—	—	—	300

Total other income (expenses)	(6,903)	(17,174)	(25,049)	(6,637)	572
Income before income taxes	28,671	39,652	27,765	13,373	17,815
Income taxes	13,434	16,509	11,755	4,843	7,141

Net income	$15,237	$23,143	$16,010	$8,530	$10,674

INCOME PER SHARE DATA
Basic:
Net income per share	$1.03	$1.57	$1.10	$0.60	$0.79
Weighted average shares	14,862	14,751	14,520	14,323	13,572
Diluted:
Net income per share	$1.02	$1.54	$1.08	$0.58	$0.76
Weighted average shares	14,992	14,993	14,889	14,762	14,120

CONSOLIDATED BALANCE SHEET DATA(4)

	As of December 31,
	2009	2008(3)	2007(3)	2006	2005

Working capital	$56,476	$68,595	$60,084	$56,404	$63,992
Total assets	539,723	554,888	498,675	455,072	184,759
Total short and long-term debt, including capital leases	138,394	172,159	165,673	200,099	4,572
Total shareholders’ equity	236,047	212,624	175,257	140,112	122,504

(1)	Includes the effects of the January 1, 2007 adoption of guidance for accounting for uncertainty in income taxes.

(2)	Includes the effects of the January 1, 2006 adoption of accounting guidance related to share-based payments.

(3)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes

(4)	From 2005 to 2008, the Company made three acquisitions. See the Acquisitions section of Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

Kendle International Inc. (the Company or Kendle) is a global clinical research organization (CRO) that delivers integrated clinical development services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services, among other things, on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. The Company operates its business in two reportable operating segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of clinical development services related to Phase II through III clinical trials conducted worldwide, late phase clinical development services related to Phase IIIB and IV clinical trials conducted worldwide, regulatory affairs and biometrics offerings. The Company aggregates its clinical and data monitoring reporting unit, project management and late phase reporting unit, regulatory, site and medical affairs reporting unit, and biostatistics and statistical programming reporting unit into the Late Stage segment under the aggregation criteria in accounting guidance related to segments. The aggregation criteria met includes a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. In addition, the Company reports support functions primarily composed of Human Resources, Information Technology, Sales and Marketing and Finance under the Support and Other category for purposes of segment reporting. A portion of the costs incurred from the support units are allocated to the Early and Late Stage reportable operating segments.

The Company’s revenue recognition process is described later in this MD&A under “Critical Accounting Policies and Estimates.”

Late Stage Segment Contracts

The Company provides services to its customers primarily under “full-service” contracts that include a broad range of services in support of all aspects of a customer’s clinical trial. These services typically include biostatistics, clinical development services for Phase II through IV clinical trials and regulatory affairs. The Company from time to time provides a select number of these services under more narrow contracts focusing on one or more specialty areas, referred to as Functional Service Awards. The Company usually competes for business awards in a competitive bidding process. In the bidding process, the Company submits a bid that includes a price based upon hourly billing rates for billable employees multiplied by task hours the Company estimates will be necessary to achieve the service assumptions. Upon receiving a business award, the Company and its customer negotiate a contract to memorialize these assumptions and the related price.

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

In addition to full-service and functional service arrangements described above, the Company provides consulting services to its customers under contracts that generally are shorter-term in nature than full-service contracts. Net service revenues from these contracts represent less than 5% of the Company’s consolidated net service revenues.

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

Early Stage Segment Contracts

Early Stage segment business awards are also subject to a competitive bidding process and, upon award, are memorialized in a contract that includes terms and conditions that are substantially similar to the Company’s contracts with its Late Stage segment customers. Most of the revenue for the Early Stage segment is recognized under units-based contracts by multiplying units completed by the applicable contract per-unit price. In general, the Early Stage segment contract duration is substantially less than that of the Late Stage segment. Because the Early Stage business is also subject to the same cancellation risk as the Late Stage contracts, the Company attempts to require the customer to pay a cancellation fee if the customer cancels a project award. Net service revenues from these contracts generally represent less than 10% of the Company’s consolidated net service revenues.

Acquisitions

In June 2008, the Company completed its acquisition of DecisionLine Clinical Research Corporation (DecisionLine) and its related company. DecisionLine (now Kendle Toronto) is a clinical research organization located in Toronto, Ontario specializing in the conduct of early phase studies. The acquisition supports the overall goal of strategic business expansion, and, in particular, expansion of early stage capabilities. Please see Note 13 to the Consolidated Financial Statements for further detail regarding this acquisition.

The results of operations for acquisitions are included in the Company’s Consolidated Statements of Operations from the dates of acquisition.

Recent Developments and CRO Marketplace

The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of its major customers could have a material adverse effect on the Company. The current economic conditions have created a very challenging climate causing the Company to rapidly adjust its strategies and align the workforce to match the demand for its services. The business climate has caused customers to re-evaluate priorities resulting in increases in contracts for the more promising projects, scaling back and/or canceling other projects and delaying decisions on others. The biopharmaceutical industry is reducing costs and, often, their workforce. The Company may benefit from increased outsourcing on the part of its customers or it may be harmed by a reduction in spending. The Company views the current conditions as an opportunity to attract well qualified candidates to strengthen and improve its operations and gain penetration and increase market share as less research and development is done in-house by our customers. Another industry trend is the decline in prescription drug sales caused by cost conscious patients opting for less expensive generic drugs or none at all. This is both an opportunity and a challenge for the Company, as its customers will need to find less costly, more efficient research options often through the establishment of strategic alliances or partnerships. The Company believes it is well positioned for this development. The current economic conditions have also impacted the credit environment, making the obtaining of financing difficult for some customers. The Company is proactively monitoring outstanding accounts receivable and strives to remain in a cash positive position on its riskier customers.

In addition, the volatility of currency exchange rate fluctuations has a significant impact on the Company as more of its business is earned outside the United States. Fluctuations in exchange rates are not predictable with any degree of accuracy or foreseeable.

Results of Operations

Year Ended December 31, 2009 (2009) Compared with Year Ended December 31, 2008 (2008)

Net Service Revenues

Information to be discussed regarding segment net service revenues is outlined in the following table:

	Year Ended December 31,
			$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Net service revenues
Late stage	$370,178	$430,317	$(60,139)	(14.0)%
Early stage(a)	37,473	35,199	2,274	6.5%
Support & other(b)	9,037	9,576	(539)	(5.6)%

Total net service revenues	$416,688	$475,092	$(58,404)	(12.3)%

(a)	The Early Stage segment results for the twelve months ended December 31, 2008 include the June (acquisition date) through December operating results of DecisionLine.

(b)	Support and Other consists of revenues performed for administrative services.

Net service revenues decreased 12% to $416.7 million for 2009 from $475.1 million in 2008. The changes in currency rates reduced net service revenues by approximately 6% for the year 2009.

Net service revenues in the Late Stage segment decreased approximately 14% to $370.2 million in 2009 compared to $430.3 million in 2008. The declines were driven primarily by changes in foreign currency exchange rates, reductions in the scope of existing projects, cancellations of existing projects and continued delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status, which prevented the Company from commencing work and revenue generating activities. As mentioned, the Company also experienced a significantly higher than normal cancellation rate on previously awarded studies. The Company believes this situation is the result of biopharmaceutical industry merger and acquisition activity, weakness in the current global economy and reduced access to capital, among other things. Additionally, recent pharmaceutical company mergers as well as reduced prescription drug sales and uncertainty in the global economy delayed customer decisions on previously awarded contracts and slowed the contract signature process as pharmaceutical companies re-evaluated their pipelines and, in the case of newly merged customers, focused on integration efforts rather than future development of products.

Net service revenues in the Early Stage segment increased approximately 6.5%, or $2.3 million to approximately $37.5 million in 2009 compared to $35.2 million in 2008. The majority of this increase is attributable to the Kendle Toronto acquisition as 2009 results contain 12 months of net service revenues from Kendle Toronto compared to 7 months of net service revenues in 2008. This increase was partially offset by the impact of currency rate fluctuations and decreased net service revenues at the Phase I unit in the Netherlands as a result of the previously mentioned project delays and cancellations.

A summary of net service revenues by geographic region for 2009 and 2008 is presented below:

	For the Year Ended December 31
			$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

North America	$200,866	$229,346	$(28,480)	(12.4)%
Europe	157,628	189,528	(31,900)	(16.8)%
Latin America	40,830	38,996	1,834	4.7%
Asia-Pacific	17,364	17,222	142	0.8%

Total net service revenues	$416,688	$475,092	$(58,404)	(12.3)%

In 2009, the Company experienced a decline in both demand and volume in North America and Europe as the Company’s customers continue to look toward accessing the patient populations in Latin America, Asia-Pacific and other lower cost emerging regions to conduct clinical trials.

Net service revenues from the Company’s top five customers accounted for approximately 27% of net service revenues in both 2009 and 2008. No customer accounted for more than 10% of total net service revenues for 2009 or 2008.

Reimbursable Out-of-Pocket Revenues/Expenses

Reimbursable out-of-pocket revenues and expenses fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses decreased 33% to $135.2 million in 2009 from $203.5 million in 2008. The decrease is due primarily to a decrease in the number of studies in which the Company is procuring investigator services.

Operating Expenses

	For the Year Ended December 31,
			$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Direct costs	$210,586	$247,436	$(36,850)	(14.9)%
Reimbursable out-of-pocket costs	135,224	203,489	(68,265)	(33.5)%
SG&A expenses	144,659	155,577	(10,918)	(7.0)%
Restructuring expenses	10,157	—	10,157
Depreciation and amortization	15,712	15,253	459	3.0%

Total operating expenses	$516,338	$621,755	$(105,417)	(17.0)%

Direct costs decreased in 2009 from 2008 by approximately $36.9 million, or 15%. The decrease in direct costs in 2009 is attributable to the decline in net service revenues and headcount reductions and other cost savings initiatives initiated in the second quarter of 2009 as discussed in more detail below.

Additionally, in the fourth quarter of 2008, the Company identified a programming issue unique to one study and one customer that required the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. The Company accrued $4.9 million related to these costs in the fourth quarter of 2008. In 2009, as a result of ongoing discussions with the customer and the insurance provider, the Company increased the accrual for direct costs by $2.2 million to a total of $7.1 million and received the insurance claim recovery of $5.0 million. The net reduction in direct costs in 2009 related to this programming issue and the insurance claim recovery was approximately $2.8 million.

Direct costs expressed as a percentage of net service revenues were 50.5% in 2009 compared to 52.1% in 2008. The decrease in direct costs as a percentage of net service revenues in 2009 is due in large part to the fluctuations in the accrual for rework discussed in the preceding paragraph.

Selling, general and administrative (SG&A) expenses decreased in 2009 from 2008 by approximately $10.9 million, or 7%. The primary reason for the decrease in SG&A costs relates to the cost savings initiatives undertaken in 2009, as discussed in more detail below. Selling, general and administrative expenses expressed as a percentage of net service revenues were 34.7% in 2009 compared to 32.7% in 2008.

In the second quarter of 2009, the Company commenced several initiatives to optimize its workforce and capacity and to reduce operating expenses. These activities included a reduction of discretionary spending, limiting previously planned headcount additions, delay or elimination of salary merit increases, reduction or elimination of certain other benefits, workforce reductions or furloughs, and other cost savings in an attempt to reduce expenses. The Company recorded a charge in the second quarter of 2009 for severance-related and other expenses (primarily related to facility closures), of approximately $6.0 million. In the third quarter of 2009, the Company revised its estimate of severance costs and expensed an additional $380,000. As a result of these initiatives, the Company realized savings of approximately $20 million in 2009.

In the fourth quarter of 2009, due to continued weakness in new business awards and future net service revenue projections and higher than historical cancellations, the Company committed to additional headcount reductions expected to be initiated during the first quarter of 2010 and recorded a charge in the fourth quarter of 2009 for severance-related expenses of approximately $3.8 million. Because the bulk of the Company’s expenses are typically incurred in the Late Stage and Support and Other reportable segments, the majority of the costs removed from the business also affect those two segments. Headcount was reduced from approximately 4,275 associates at the end of 2008 to 3,640 associates at the end of 2009. This reduction was primarily in the U.S. and Western Europe and is expected to result in savings of approximately $16 to $18 million in 2010. When customer demand increases, the Company will be required to increase staffing to deliver services and all of the estimated savings may not materialize.

Depreciation and amortization expense increased by $0.4 million, from $15.3 million in 2008 to $15.7 million in 2009. The increase is primarily due to a full year of amortization expense in 2009 on a customer relationship asset from the Kendle Toronto acquisition versus seven months in 2008.

Information to be discussed regarding segment operating income is outlined in the below table:

	Year Ended December 31,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Income/(Loss):
Late stage	$81,109	$105,140	$(24,031)	(22.9)%
Early stage(a)	4,187	6,177	(1,990)	(32.2)%
Support & other(b)	(49,722)	(54,491)	4,769	8.8%

Total operating income	$35,574	$56,826	$(21,252)	(37.4)%

(a)	The Early Stage segment results for the twelve months ended December 31, 2008 include the June (acquisition date) through December operating results of DecisionLine.

(b)	Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal, net of revenues earned.

Income from operations in 2009 declined to $35.6 million, or 8.5% of net service revenues, compared to $56.8 million, or 12.0% of net service revenues in 2008. The overall decline in operating income and operating income as a percentage of net service revenues was primarily due to items discussed in more detail in the preceding paragraphs, including the reduction in net service revenues and the restructuring expense. Please see section titled Non-GAAP Net Service Revenue, Operating Income and EPS for further discussion.

Income from operations from Kendle’s Late Stage segment in 2009 was $81.1 million or 21.9% of net service revenues compared to Late Stage income from operations of $105.1 million, or 24.4% of net service revenues in 2008. The decline in the Late Stage operating margin was due primarily to a decline in net service revenues, primarily in the North American and European regions, driven by the decline in new business awards and new contracts, increased cancellations and delays in existing studies leading to decreased utilization of billable associates and excess capacity. Additionally, in 2009 the decline in Late Stage operating margin was due to the accrual of costs related to the workforce capacity optimization as discussed above.

Income from operations from Kendle’s Early Stage segment in 2009 was $4.2 million, or 11.2% of net service revenues compared to Early Stage income from operations of $6.2 million, or 17.5% of net service revenues in 2008. The primary reason for the decline in operating income as a percentage of net service revenues was due to low demand, for reasons previously cited, at the Company’s Phase I unit in the Netherlands.

Other Income/(Expense)

Total other income (expense) was expense of $6.9 million in 2009 compared to expense of $17.2 million in 2008.

The components of Other Income/Expense were as follows for the periods presented:

	For the Year Ended December 31,
	2009	2008	Change

Other income (expense)
Interest income	$579	$760	$(181)
Interest expense	(14,403)	(15,891)	1,488
Gain on extinguishment of debt	2,887	—	2,887
Foreign currency gains/(losses)	5,350	(1,006)	6,356
Other expenses	(1,316)	(1,037)	(279)

Total other income (expense)	$(6,903)	$(17,174)	$10,271

Interest Income

Interest income decreased by approximately $181,000 in 2009 due to lower returns on the invested cash.

Interest Expense

The primary component of interest expense is related to the Company’s 3.375% Convertible Notes issued in June 2007. The Company adopted new accounting guidance related to convertible debt effective January 1, 2009 as it relates to this issuance and as required by the new guidance has retrospectively adjusted the prior periods for the effects of the new guidance.

For 2009, the amount of interest expense recognized for the contractual interest rate was $6.1 million and the amount recognized for discount amortization was $6.5 million for a total of $12.6 million. Additionally, $1.3 million of interest expense was recognized for amortization of deferred issuance costs related to the debt offering and the facility it maintained. For 2008, the amount of interest expense recognized for the contractual interest rate was $6.8 million and the amount recognized for discount amortization was $6.6 million for a total of $13.4 million. Additionally, $1.2 million of interest expense was recognized for amortization of deferred issuance costs related to the debt offering and the facility it maintained. The decline in interest expense in 2009 is due to the open market repurchases during the year of a portion of the convertible notes outstanding.

Gain on Extinguishment of Debt

During 2009, the Company repurchased in several transactions on the open market $45.5 million in par value of Convertible Notes for cash in the amount of $36.5 million. The carrying value of these Convertible Notes at the time of repurchase was approximately $40.0 million and a pretax gain on extinguishment of debt of approximately $2.9 million was recorded. As part of the repurchase transactions, the proportionate share of debt issuance costs in the amount of $840,000 were included in the determination of the gain amount and were written off.

See also the Liquidity and Capital Resources section.

Foreign Currency

In the first quarter of 2007, the Company entered into foreign currency hedge arrangements to hedge foreign currency exposure related to intercompany notes outstanding. The hedging transactions were designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiary in each of the United Kingdom and Germany. The derivative arrangements were not designated for hedge accounting treatment and mark to market adjustments on these arrangements were recorded in the Company’s Consolidated Statements of Operations.

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

In 2009, losses related to the exchange rate fluctuations on the intercompany notes and related derivative instruments (pre-settlement) were approximately $1.0 million compared to gains of approximately $2.4 million in 2008 on the intercompany notes and derivatives instruments.

In addition to the gains on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate gains of approximately $6.3 million in 2009 compared to losses of approximately $3.4 million in 2008. The foreign exchange gain in 2009 mostly occurred in the first six months of 2009 and was primarily due to the strengthening of the British pound against the Euro and the strengthening of the U.S. dollar against both the British pound and the Euro during that time period. As mentioned below, the Company has implemented procedures intended to mitigate the impact of foreign currency exchange rate fluctuations and those procedures have helped to reduce the impact in the second half of 2009. The foreign exchange losses in 2008 were due primarily to the weakening of the British pound against the Euro as the Company had a large amount of euro denominated payables in countries that have a functional currency of the British pound.

The exchange rate transaction gains and losses typically occur when the Company holds assets and/or liabilities in a currency other than the functional currency of the reporting location. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. In 2009, the Company implemented procedures intended to mitigate the impact of foreign currency exchange rate fluctuations including an intercompany procedure to allow for regular settlement of intercompany balances. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.

Income Taxes

The Company recorded tax expense at an effective rate of approximately 46.8% in 2009 compared to approximately 41.6% in 2008. The tax expense of $13.4 million for 2009 includes $4.4 million in tax expense for the settlement of foreign currency hedges and related intercompany notes and a $1.0 million item for the tax related to the taxable gain from the extinguishment of debt in connection with the open market repurchases. These items are partially offset by a tax benefit recorded in the third quarter of 2009 related to revisions in estimates for certain items related to the Company’s 2008 U.S. federal tax return and an additional tax benefit of approximately $1.0 million recorded during 2009 related to the usage of certain deferred tax assets for which a valuation allowance had been previously recorded. In 2008, the Company recorded an additional tax benefit of approximately $3.3 million related to the recognition of tax benefits that were previously unrecognized in accordance with accounting guidance related to accounting for uncertainty in income taxes.

Net Income

The net income for 2009 was approximately $15.2 million, or $1.02 per diluted share and $1.03 per basic share.

The net income for 2008 was approximately $23.1 million, or $1.54 per diluted share and $1.57 per basic share.

Non-GAAP Net Service Revenue, Operating Income and EPS

Non-GAAP net service revenues, non-GAAP operating income and non-GAAP EPS are alternative views of the Company’s performance used by management that the Company is providing because management believes this information enhances investors’ understanding of the Company’s results. Non-GAAP measures exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items are constant currency adjustments related to the impact of exchange rate changes on net service revenues and income from operations, restructuring charges, a gain on extinguishment of debt, additional interest expense related to the adoption of ASC 470, a write-off of deferred financing costs and a discrete tax item. The excluded items are significant components in understanding and assessing financial performance. Therefore, the information on non-GAAP net service revenue, operating income and EPS should be considered in addition to, but not in lieu of, net service revenue, operating income and earnings per share prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Additionally, since non-GAAP net service revenue, operating income and EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands except per share data)

Reconciliation of non-GAAP net service revenues:
Net service revenues, as reported	$416,688	$475,092	397,584
Constant currency adjustment	27,617	(910)	(19,051)

Non-GAAP net service revenues	$444,305	$474,182	$378,533

Reconciliation of non-GAAP income from operations:
Income from operations, as reported	$35,574	$56,826	$52,814
Restructuring charge, as reported	10,157	—	—

Subtotal	45,731	56,826	52,814
Constant currency adjustment	7,086	(2,693)	(2,228)

Non-GAAP income from operations	$52,817	$54,133	$50,586

Reconciliation of non-GAAP net income:
Net income, as reported	$15,237	$23,143	$16,010
Additional interest expense related to convertible debt	6,456	6,630	2,873
Restructuring expense, net of tax	6,799	—	—
Gain on extinguishment of debt, net of tax	(1,887)	—	—
Write-off of deferred financing costs, net of tax	—	—	2,636
Discrete tax item related to foreign currency hedge	4,441	—	—

Non-GAAP net income	$31,046	$29,773	$21,519

Net income per share, as reported:
Basic	$1.03	$1.57	$1.10
Diluted	$1.02	$1.54	$1.08
Weighted Average Shares Outstanding:
Basic	14,862	14,751	14,520
Diluted	14,992	14,993	14,889
Non-GAAP net income per share:
Basic	$2.09	$2.02	$1.48
Diluted	$2.07	$1.99	$1.45

Constant Currency Adjustments

Non-GAAP net service revenue and non-GAAP operating income present net service revenue and operating income by translating current year results from local currency to U.S. dollars using the exchange rates in effect during the previous year.

Restructuring Costs

Non-GAAP operating income and non-GAAP net income and EPS exclude restructuring costs, primarily costs related to facility closures and employee severance costs. Restructuring costs have occurred in past periods and may occur in future periods, and therefore should not be considered to be non-recurring. However, management excludes these amounts from non-GAAP operating income and non-GAAP net income and EPS because it believes it is helpful for understanding the Company’s performance.

Additional Interest Expense Related to Convertible Debt

Non-GAAP net income and EPS exclude additional interest expense related to the retrospective adoption of FASB ASC 470.

Gain on Extinguishment of Debt

Non-GAAP net income and EPS exclude gains recorded on the partial repurchases of the Company’s convertible notes that occurred during 2009.

Write-off of deferred financing costs

Non-GAAP net income and EPS exclude a write-off of deferred financing costs in 2007 that related to deferred financing costs incurred in relation to a term note that was repaid in 2007 with proceeds from the issuance of Convertible Notes.

Discrete tax item related to foreign currency hedge

Non-GAAP net income and EPS exclude a discrete tax item related to the unwinding of a foreign currency hedge instrument.

Year Ended December 31, 2008 (2008) Compared with Year Ended December 31, 2007 (2007)

Net Service Revenues

Information to be discussed regarding segment net service revenues is outlined in the below table:

Revenues

	Year Ended December 31,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Net service revenues
Late stage	$430,317	$366,379	$63,938	17.5%
Early stage(a)	35,199	21,373	13,826	64.7%
Support & other(b)	9,576	9,832	(256)	(2.6)%

Total net service revenues	$475,092	$397,584	77,508	19.5%

(a)	The Early Stage segment results for the twelve months ended December 31, 2008 include the June (acquisition date) through December operating results of DecisionLine.

(b)	Support and Other consists of primarily of revenues for administrative services.

Net service revenues increased 19% to $475.1 million for 2008 from $397.6 million in 2007. Exchange rate fluctuations had a minimal impact on net service revenues for the full year.

Net service revenues in the Late Stage segment increased approximately 17% to $430.3 million in 2008 compared to $366.4 million in 2007.

Net service revenues in the Early Stage segment increased approximately $13.8 million to approximately $35.2 million in 2008 compared to $21.4 million in 2007. The majority of this increase is attributable to the DecisionLine acquisition as net service revenues from DecisionLine were approximately $12.8 million for the period from June 2008, date of acquisition, through the end of the year. Net service revenues at the Company’s Phase I unit in Morgantown, West Virginia decreased by approximately $0.1 million in 2008 compared to 2007 while net service revenues at the Phase I unit in the Netherlands increased by approximately $1.1 million in 2008 compared to 2007. The decline in net service revenue at the Company’s Early Stage unit in Morgantown was due partially to a third quarter of 2008 contract delay of two studies. The majority of the work on these contracts was completed in the first quarter of 2009.

A summary of net service revenues by geographic region for 2008 and 2007 is presented below:

	For the Year Ended December 31,
			$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

North America	$229,346	$198,242	$31,104	15.7%
Europe	189,528	165,195	24,333	14.7%
Latin America	38,996	20,784	18,212	87.6%
Asia-Pacific	17,222	13,363	3,859	28.9%

Total net service revenues	$475,092	$397,584	$77,508	19.5%

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

Reimbursable Out-of-Pocket Revenues/Expenses

Reimbursable out-of-pocket revenues and expenses fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses increased 19% to $203.5 million in 2008 from $171.2 million in 2007. The increase was due primarily to an increase in the number of studies in which the Company procured investigator services as well as to an increase in the size of those studies.

Operating Expenses

	For the Year Ended December 31,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Direct costs	$247,436	$204,161	$43,275	21.2%
Reimbursable out-of-pocket costs	203,489	171,234	32,255	18.8%
SG&A expenses	155,577	125,744	29,833	23.7%
Depreciation and amortization	15,253	14,865	388	2.6%

Total operating expenses	$621,755	$516,004	$105,751	20.5%

Direct costs increased by 21% from $204.2 million in 2007 to $247.4 million in 2008. The increase in direct costs was attributable to the increased hiring of billable employees to support the growth in the overall business. Direct costs expressed as a percentage of net service revenues were 52.1% in 2008 compared to 51.4% in 2007. The slight increase in direct costs as a percentage of net service revenues in 2008 was due in part to additional direct costs of approximately $4.9 million recorded in the fourth quarter of 2008 due to a programming issue unique to one study and one customer. As a result of the programming issue, the Company needed to rework the project, resulting in additional direct costs accrued at December 31, 2008. At December 31, 2008, the Company was in the process of working with its insurance provider to recover direct cost amounts that might be covered under the terms of the Company’s insurance coverage. Accordingly, no receivable had been recorded at December 31, 2008 related to potential insurance recovery. Any insurance proceeds received would serve to reduce direct costs in future periods.

Selling, general and administrative expenses increased $29.9 million, or 24%, from $125.7 million in 2007 to $155.6 million in 2008. The increase was primarily due to increases in employee-related costs from the Company’s increase in headcount. Average headcount, which includes both billable and nonbillable associates, increased by 20% in 2008 when compared with 2007. The headcount increase is in line with the Company’s efforts to build infrastructure to support the Company’s growth. The increase in employee-related costs was comprised of general salary increases and corresponding payroll tax and benefit increases including increased health care costs. Selling, general and administrative expenses expressed as a percentage of net service revenues were 32.7% in 2008 compared to 31.6% in 2007.

Depreciation and amortization expense increased by $0.4 million, from $14.9 million in 2007 to $15.3 million in 2008. The increase was primarily due to increased amortization expense of approximately $952,000 related to amortization of a customer relationship asset acquired in the June 2008 acquisition of DecisionLine offset partially by a decline in amortization expense on certain finite-lived intangible assets acquired in the 2006 acquisition of the Phase II-IV Clinical Services business of Charles River Laboratories International, Inc. Finite-lived intangibles are amortized in a manner consistent with the underlying expected future cash flows from the customers, resulting in higher amortization expense in the initial year of acquisition. In addition, depreciation expense increased as a result of new asset purchases in 2008 and the related depreciation thereon.

Information to be discussed regarding segment operating income is outlined in the below table:

	Year Ended December 31,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Income/(Loss):
Late stage	$105,140	$85,971	$19,169	22.3%
Early stage(a)	6,177	2,941	3,236	110.0%
Support & other(b)	(54,491)	(36,098)	(18,393)	(51.0)%

Total operating income	$56,826	$52,814	4,012	7.6%

(a)	The Early Stage segment results for the twelve months ended December 31, 2008 include the June (acquisition date) through December operating results of DecisionLine.

(b)	Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal, net of revenues.

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

Income from operations from Kendle’s Early Stage segment in 2008 was $6.2 million, or 17.5% of net service revenues compared to Early Stage income from operations of $2.9 million, or 13.8% of net service revenues in 2007. The primary reason for the increase in operating margin in Early Stage in 2008 was due to operating income from Kendle Toronto of approximately $2.2 million and an increase in operating income at the Company’s Phase I unit in the Netherlands.

Other Income/(Expense)

Total other income (expense) was expense of $17.2 million in 2008 compared to expense of $25.0 million in 2007.

The components of Other Income/Expense were as follows for the periods presented:

	For the Year Ended December 31,
	2008	2007	Change

Other income (expense)
Interest income	$760	$1,466	$(706)
Interest expense	(15,891)	(17,547)	1,656
Write-off of deferred financing costs	—	(4,152)	4,152
Foreign currency (losses)	(1,006)	(4,513)	3,507
Other expenses	(1,037)	(303)	(734)

Total other income (expense)	$(17,174)	$(25,049)	$7,875

Interest Income

Interest income decreased by approximately $706,000 in 2008 due to lower cash and investment balances, as well as a decline in interest rates, in 2008 compared to 2007. In addition, the Company used available cash to finance its June 2008 acquisition of DecisionLine.

Interest Expense

The primary component of interest expense is related to the Company’s 3.375% Convertible Notes issued in June 2007. The Company adopted new accounting guidance related to convertible debt effective January 1, 2009 as it relates to this issuance and as required by the new guidance has retrospectively adjusted the prior periods for the effects of the new guidance.

For 2008, the total amount of interest expense was $15.9 million including $6.8 million of interest expense recognized at the contractual rate and discount amortization of $6.6 million. A total of $1.2 million of interest expense was recognized for amortization of deferred issuance costs related to the debt offering and the facility it maintained. In 2007, the Company incurred interest expense of approximately $17.5 million, including $3.1 million of interest expense at the contractual rate and $2.9 million of interest expense recognized for discount amortization on the convertible notes. The remainder of the interest expense related to the term notes prior to their retirement.

In the first quarter of 2007, the Company entered into interest rate swap and collar arrangements to fix the rate on a portion of its then outstanding term debt. The derivative arrangements were not designed for hedge accounting treatment and mark to market adjustments on these arrangements are recorded in the Company’s Consolidated Statements of Operations. In the fourth quarter of 2007, the Company terminated the interest rate swap and paid $881,000 to reflect the amounts due upon termination of the swap. Total 2007 losses related to the interest rate swap/collar arrangements, including the $881,000 paid upon termination of the swap arrangement were approximately $1.3 million. Losses related to the interest rate swap/collar arrangements are reflected in interest expense in the Company’s Consolidated Statements of Operations.

Write-off of deferred financing costs

In the third quarter of 2007, the Company issued $200.0 million in 3.375% Convertible Notes. In conjunction with issuance and sale of the Convertible Notes, the Company made a mandatory prepayment on its term debt and subsequently paid off the balance of the term note in the third quarter of 2007. Consequently, in the third quarter of 2007, the Company wrote-off approximately $4.2 million in deferred financing costs related to the term note.

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

Income Taxes

The Company recorded tax expense at an effective rate of approximately 41.6% in 2008 compared to approximately 42.3% in 2007. The decrease in the effective income tax rate in 2008 is primarily due to the distribution of income among the Company’s non-U.S. subsidiaries. In addition, in 2008 the Company recorded an additional tax benefit of approximately $3.3 million related to the recognition of tax benefits that were previously unrecognized in accordance with accounting guidance related to accounting for uncertainty in income taxes. In 2007, the Company had recorded additional tax expense of approximately $416,000 related to that same pronouncement.

Net Income

The net income for 2008 was approximately $23.1 million or $1.54 per diluted share and $1.57 per basic share.

The net income for 2007 was approximately $16.0 million, or $1.08 per diluted share and $1.10 per basic share.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $52.1 million at December 31, 2009 compared to approximately $35.2 million at December 31, 2008. In 2009, cash and cash equivalents increased by $16.9 million as a result of cash provided by operating activities of $54.3 million offset by cash used in investing and financing activities of $4.5 million and $36.9 million, respectively. Foreign exchange rates positively impacted cash and cash equivalents by approximately $4.0 million. In addition, the Company has restricted cash of approximately $1.1 million at December 31, 2009 compared with $884,000 at December 31, 2008, which represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer. Because this restricted cash is directly related to operation of the Company’s business, the activity is included in operating cash flows as opposed to financing cash flows.

Net cash provided by operating activities for the year consisted primarily of net income adjusted for noncash expenses combined with a reduction in net accounts receivable. Total noncash depreciation, amortization, and debt issuance cost amortization, net of the noncash gain on debt extinguishment totaled $20.6 million for the year ended December 31, 2009. Additionally, in June 2009, the Company received cash payments totaling $4.5 million for tenant improvement allowances as per the terms of the lease for the Company’s headquarters. In 2009, changes in operating assets and liabilities provided net cash in the amount of $10.5 million, driven by collections of accounts receivable. In 2008, the opposite was the case as the change in net operating assets used $6.0 million in cash primarily driven by an increase in accounts receivable partially offset by an increase in advanced billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Accounts receivable, net of advance billings, decreased from $63.4 million at December 31, 2008, to $49.1 million at December 31, 2009. The Company has been vigilant in monitoring and collecting its accounts receivable. The decrease in accounts receivable in 2009 was primarily due to increased collections particularly in the U.S. and the European subsidiaries, as well as, the decline in revenues.

Cash flows used for investing activities for the year ended December 31, 2009 included the use of $19.0 million for property and equipment additions and $2.9 million for acquisition of businesses (primarily partial payment of accrued contingent consideration) combined with the receipt of $17.3 million from the termination of the existing hedge agreements. Cash flows used for investing activities for the year ended December 31, 2008 consisted primarily of capital expenditures of $27.1 million, the acquisition of DecisionLine for $18.1 million and a $1.1 million payment to terminate the interest rate collar.

Cash flows used in financing activities for the year ended December 31, 2009 were $36.9 million, of which $36.5 million was used to repurchase $45.5 million in par value of the Company’s Convertible Notes on the open market. Cash flows provided by financing activities for the year ended December 31, 2008 excluding the offsetting effects of drawdowns and repayments of the credit facility it maintained consisted primarily of $2.2 million in proceeds from stock option activity.

Cash used for capital expenditures was $19.0 million, $27.1 million and $15.3 million in 2009, 2008 and 2007, respectively, and were primarily related to information technology initiatives.

In March 2010, the Company terminated its existing credit agreement (including all amendments and related agreements, the “Old Facility”) and entered into a new credit agreement (the “Facility”). The Facility is comprised of a $35 million revolving loan commitment, with up to $10 million of such commitment available for issuance of letters of credit and up to $5 million of such commitment available for same-day swing line loans. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans may be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin or (ii) an adjusted LIBO rate plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.

The Facility matures in March 2015, which maturity will accelerate to January 15, 2012 in the event that five percent (5%) or more of the currently outstanding principal amount of the Convertible Notes discussed below have not been redeemed or repaid in full on or prior to January 15, 2012. Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement and obligations incurred under the Facility are secured by a Guaranty in favor of various secured parties. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures in any fiscal year and limitations on certain acquisitions and asset sales outside the ordinary course of business as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. The Company is in compliance with the covenants as of the date it entered into the Facility.

In connection with the termination of the Old Facility, the Company intends to write off approximately $665,000 in unamortized fees during the first quarter of 2010.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.

In July, 2007, the Company issued $200 million of 5-year Convertible Notes with a maturity date of July 15, 2012. The Convertible Notes bear interest at an annual rate of 3.375%, payable semi-annually in arrears on January 15 and July 15 of each year. The Convertible Notes are convertible at the option of the holder into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $47.71 per share (approximating 20.9585 shares per $1,000 principal amount of the Convertible Notes), upon the occurrence of certain events. In addition, upon events defined as a “fundamental change” under the Convertible Note Indenture, holders of the Convertible Notes may require the Company to repurchase the Convertible Notes. If upon the occurrence of such events in which the holders of the Convertible Notes exercise the conversion provisions of the Convertible Notes, the Company will need to remit the principal balance of the Convertible Notes to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes occurs every quarter. As of December 31, 2009, the Convertible Notes are classified as long-term in the accompanying Consolidated Balance Sheets.

Concurrent with the sale of the Convertible Notes, the Company purchased convertible bond hedges from two counterparties which are designed to mitigate potential dilution from the conversion of the Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $47.71. In addition, the Company issued warrants to the counterparties that could require the Company to issue shares of the Company’s common stock at a strike price of $61.22 per share. The Convertible Note hedge and warrant transactions generally have the effect of increasing the conversion price of the Convertible Notes to approximately $61.22 per share of Kendle common stock, representing approximately a 70% premium based on the closing sale price as reported on The NASDAQ Global Market on July 10, 2007, of $36.01 per share.

In 2009, the Company repurchased $45.5 million in par value of its Convertible Notes on the open market for cash of $36.5 million. The amortized carrying value of these repurchased notes was $40.0 million and a non cash net gain of $2.9 million was recorded. As part of the repurchase transaction, the proportionate share of debt issuance costs in the amount of $840,000 was written off. This transaction is expected to result in reduced cash interest expense and noncash discount amortization of $10.9 million over the remaining term of the Convertible Notes. Of the consideration paid to repurchase the Convertible Notes, $204,000 was allocated to the equity component. This is considered to be a reacquisition of a portion of the equity component of the Convertible Notes and as such is recorded as a reduction of additional paid in capital. Additionally, the related bond hedge and warrant transactions were proportionately unwound at a cost of $97,000.

As of December 31, 2009, $154.5 million in par value was outstanding under the Convertible Notes, no amounts were outstanding under the revolving line of credit the Company maintained and no amounts were outstanding under the Multicurrency Facility.

The Company’s primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, acquisitions and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under the Facility and the Multicurrency Facility, will be sufficient to meet its foreseeable cash needs for both the short and long term.

The Company has not historically experienced regular liquidity or collections issues with the large majority of its customers. However, the Company does have contracts with biotechnology and small pharmaceutical companies, some of which are dependent upon external financing to fund their contractual commitments. The Company is continuing to monitor the financial status of its customers.

As more of the Company’s revenues are generated in locations other than the U.S., repatriation of those cash flows in a tax efficient manner is increasingly challenging.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2009 are as follows:

	Year	Years	Years	Years
	2010	2011-2012	2013-2014	After 2015	Total
	(In thousands)

Capital lease obligations (including interest)	$55	$35	$—	$—	$90
Operating Leases	18,476	28,736	16,695	25,091	88,998
Debt payments(1)	—	154,500	—	—	154,500
Interest on debt(2)	5,214	8,039	—	—	13,253
Reserve for uncertain tax positions, including interest and penalties(3)	—	—	—	—	—

Total	$23,745	$191,310	$16,695	$25,091	$256,841

Short-term obligations arising in the ordinary course of business are excluded from the above table.

(1)	Under the terms of the Convertible Notes, the Convertible Notes are convertible into shares of the Common Stock upon the occurrence of various factors described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis. The above table assumes no conversion with the remaining principal amount of the Convertible Notes paid at the maturity date of July 15, 2012.

(2)	The interest rate used in the calculation of interest was 3.375% which represents the cash coupon obligation.

(3)	Reserves for uncertain tax positions of $1.8 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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

The Company believes that total costs constitute the most appropriate indicator of the performance of fixed price contracts because the costs relate primarily to the amount of labor hours incurred to perform the contract. The customer receives the benefit of the work performed throughout the contract term and is obligated to pay for services once performed. Accordingly, the Company believes that an input measure of cost is a reasonable surrogate for an output measure under the proportional performance model and is consistent with the revenue recognition concepts issued by the SEC.

Units-Based

Although the majority of the Company’s contracts are fixed-price and net service revenues are calculated on a percentage of completion methodology as discussed above, the Company has seen increasing demand from its customers to move to a units-based contract methodology in new contracts. It is the Company’s intent to structure more of its contracts under a units-based methodology for calculating net service revenues so the Company expects the percentage of contracts under which net service revenues are recognized using units-based methodology to increase in future periods. Under a units-based contract methodology, amounts recognized as net service revenues are calculated based on units completed in the period multiplied by a unit value or selling price that is outlined in the contract.

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

The Company believes that under certain types of contracts the value of the work performed is best captured by calculating net service revenues using the value of units completed. The Company believes that units-based revenue recognition is consistent with the revenue recognition concepts issued by the SEC.

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

Direct Costs

Direct costs consist of compensation and related fringe benefits for project-related associates, unreimbursed project-related costs and an allocated portion of indirect costs, which primarily includes facilities-related costs and information systems costs. Labor costs represent over 80% of total direct costs with the allocated portion of indirect costs and other expenses representing the remainder. To determine the allocated portion of indirect costs, the Company calculates an allocation percentage based on the relationship between billable associate salaries and total salaries. The remaining indirect costs are allocated to SG&A.

Because the Company’s business is labor intensive, direct costs historically have increased with an increase in net service revenues. The Company, however, has not experienced any material variations in the relationship between direct costs and net service revenues for the fiscal years ended 2009, 2008, and 2007. The following factors, among others, may cause direct costs to decrease as a percentage of net service revenues:

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

Accounts Receivable/Allowance for Doubtful Accounts

Billed accounts receivable represent amounts for which invoices have been issued to customers. Unbilled accounts receivable are amounts recognized as revenue for which invoices have not yet been issued to customers. Advance billings represent amounts billed or payment received for which revenues have not yet been earned. The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might pose collection problems. The bad debt reserve is monitored on a regular basis and adjusted as circumstances warrant. The Company’s allowance for doubtful accounts has been sufficient to cover any bad debt write-offs. The Company will continue to monitor its bad debt exposure and adjust bad debt reserves as necessary.

If the Company is unable to collect all or part of its outstanding receivables, there could be a material impact to the Company’s Consolidated Statements of Operations or financial position.

Goodwill and Intangible Assets

The Company analyzes goodwill and other finite-lived intangible assets to determine any potential impairment loss annually in the fourth quarter, unless conditions exist that require an updated analysis on an interim basis. During 2009, management concluded that there was no evidence of events triggering an interim evaluation.

A fair value approach is used to test goodwill for impairment. The fair value approach compares estimates related to the fair value of the reporting unit with the unit’s carrying amount, including goodwill. The fair value is determined using both the market approach and the income approach using projected discounted cash flows. If the carrying amount of the reporting unit exceeds the fair value, the amount of the impairment loss must be measured. The Company has five reporting units that were tested for impairment: Early Stage, and the Late Stage reporting units consisting of: Clinical and Data Monitoring, Project Management and Late Phase Services, Regulatory, Site and Medical Affairs and Biostatistics and Statistical Programming. The Company made some changes to its four Late Stage segment reporting units in 2009 in conjunction with its internal reorganization. The Company’s Late Stage reporting units have historically had, individually and in the aggregate, a significant amount of fair value in excess of carrying value. The Company evaluated the goodwill for the Late Stage reporting units under the previous reporting unit structure and determined that there was no indication of impairment at the time the reporting units were reorganized. The Company determined its reporting units using the guidance related to accounting for goodwill. This guidance defines a reporting unit as the components of operating segments for which discrete financial information is available and regularly reviewed by management. At December 31, 2009 and 2008, the fair value of all reporting units exceeded the carrying value, resulting in no goodwill impairment charge. As of December 31, 2009, the goodwill assigned to each unit as well as the percentage by which their fair values exceeded their carrying values are as follows:

	Goodwill	Fair Value in Excess of
	Allocated	Carrying Value
	(In thousands)

Clinical and Data Monitoring	$160,229	80%
Project Management & Late Phase	24,124	65%
Regulatory, Site and Medical Affairs	27,984	50%
Biostatistics and Statistical Programming	12,939	80%
Early Stage	18,313	40%

Total	$243,589

The estimate of fair value is inherently subjective and requires the Company to make a number of assumptions and projections. These assumptions and projections relate to revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among other things. The most significant assumptions used in the 2009 goodwill impairment testing were revenue growth rates and the weighted average cost of capital (WACC). The revenue growth rates are forward looking and by their nature are uncertain. The Company may or may not be able to achieve the estimated growth rates and/or margin rates. The rates used were, in general, approximately the same for the Early Stage reporting unit and more conservative than have been used in the past for the Late Stage reporting units because of the current economy and reduced long term outlook for the pharmaceutical and CRO industries. The WACC rate for the Early Stage reporting unit is higher than the rate used in 2008. The WACC rates used for the Late Stage units are not materially different with those used in prior year evaluations. If factors change and the Company employs different assumptions in estimating fair value of its long-lived assets, the estimated fair value of these assets could change and result in impairment charges. See Item 1A, Risk Factors for discussion of risks and potential risks that may impact future net service revenues, among other things, of the Company.

Internally Developed Software

Pursuant to the accounting guidance related to the capitalization of software developed or obtained for internal use, the Company capitalizes costs incurred to internally develop software used primarily in the Company’s proprietary clinical trial and data management systems, and amortizes these costs over the useful life of the product, not to exceed five years. Internally developed software represents software in the application development stage, and there is no assurance that the software development process will produce a final product for which the fair value exceeds its carrying value. Internally developed software is an intangible asset subject to impairment write-downs whenever events indicate that the carrying value of the software may not be recoverable. As with other long-lived assets, this asset is reviewed at least annually to determine the appropriateness of the carrying value of the asset and the estimated useful lives. Assessing the fair value of the internally developed software requires estimates and judgment on the part of management. As discussed in Note 1 to the Consolidated Financial Statements, internally developed software is amortized over its estimated useful life of five years. The Company believes the useful life established remains reasonable.

Tax Valuation Allowance and Tax Liabilities

The Company follows the guidance related to accounting for uncertainties in income taxes. This guidance requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgments as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and, consequently, the Company’s operating results. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. At December 31, 2009, the Company has recorded a gross liability for uncertain income tax positions of $1.8 million. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result.

The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with accounting guidance related to accounting for income taxes. Specifically, the Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established based on an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient pretax income in the respective tax jurisdictions. If estimates prove inaccurate or if the tax laws change unfavorably, significant revisions in the valuation allowance may be required in the future.

Stock-based Compensation

The Company follows the guidance related to accounting for share-based payments. The Company generally uses the straight-line method of recording compensation expense relative to share-based payment, unless awards have graded vesting features and the expense recorded under the straight-line method is not adequate. In those situations, compensation cost is recognized separately over each tranche. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Operations as the majority of the stock option expense relates to options granted to executives.

If factors change and the Company employs different assumptions in the calculation of stock-based compensation in future periods, the compensation expense that the Company records may differ significantly from the expense recorded in the current period.

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

Interest Rates

The Company is exposed to changes in interest rates on its amounts outstanding under the Facility and Multicurrency Facility. At December 31, 2009, no amounts were outstanding under either the Old Facility or the Multicurrency Facility and as of the date of this Form 10-K, no amounts are outstanding under the Facility.

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

A third type of transaction risk arises from transactions denominated in multiple currencies between any two of the Company’s various subsidiary locations. For each subsidiary, the Company maintains an intercompany receivable and payable, which is denominated in multiple currencies. Changes in exchange rates from the time the intercompany receivable/payable balance arises until the balance is settled or measured for reporting purposes, results in exchange rate gains and losses. This intercompany receivable/payable arises when work is performed by a Kendle location in one country on behalf of a Kendle location in a different country under contract with the customer. Additionally, there are occasions when funds are transferred between subsidiaries for working capital purposes. Where possible, the Company settles these intercompany balances frequently to reduce this exposure. The foreign currency transaction gain or loss is reported in Other Income (Expense) in the Consolidated Statements of Operations.

In 2009, the Company recorded total foreign exchange gains of $6.3 million compared to losses of approximately $3.4 million in 2008 related to the risks described above.

The Company’s Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting the Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Cumulative foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $22.2 million and $14.5 million at December 31, 2009 and 2008, respectively.

Foreign Currency Hedges

In 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions were designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $41.4 million at December 31, 2008. In January 2009, the Company eliminated a substantial portion of this note leaving a remaining balance outstanding at December 31, 2009 of $6.6 million. The hedge agreement related to this loan was terminated in January resulting in $17.3 million of cash proceeds. The Company recorded foreign exchange gains of $997,000 related to the Pound Sterling loan in 2009. Prior to the termination of the Pound Sterling hedge in January 2009, the Company recorded foreign exchange losses of $1.3 million.

The note between the Company’s U.S. subsidiary and German subsidiary was denominated in Euros and had an outstanding principal amount of approximately $22.8 million at December 31, 2008. This note was repaid in full in March 2009, and the related hedge agreement was terminated at the same time. Foreign exchange losses of $1.5 million and gains of $741,000 were recorded related to the Euro note and the Euro hedge agreement, respectively, prior to their repayment and termination in March 2009. The hedge agreements were not designated for hedge accounting treatment under accounting guidance related to derivatives and all changes in the fair market value of the hedge were recorded in the Company’s Consolidated Statements of Operations.

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

Fair Value of Derivative Transactions

The notional amount and fair value of the Company’s foreign currency hedges at December 31, 2008 were $77,955 and $17,853, respectively. As discussed above, the foreign currency hedge agreements were terminated in 2009 and are no longer outstanding.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2009. Deloitte and Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting and as of December 31, 2009. This report appears below.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

/s/ Candace Kendle Candace Kendle, PharmD	Chairman of the Board of Directors, Chief Executive Officer and Principal Executive Officer	March 16, 2010

/s/ Keith A. Cheesman Keith A. Cheesman	Senior Vice President, Chief Financial Officer and Principal Financial Accounting Officer	March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kendle International Inc.
Cincinnati, Ohio

We have audited the internal control over financial reporting of Kendle International Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the retrospective application of the new accounting guidance for convertible debt instruments.

/s/  DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 16, 2010

ITEM 9B.	OTHER INFORMATION

On March 15, 2010, the Company terminated its existing credit agreement with the several lenders from time to time party thereto and UBS Securities AG, Stamford Branch, as Administrative Agent (including all amendments and related agreements, the “Old Facility”) and entered into a Credit Agreement (the “Credit Agreement”) with various lenders and JPMorgan Chase Bank, N.A. (“JPMorgan”), a Guaranty (the “Guaranty”) executed by various subsidiaries of the Company in favor of JPMorgan and a Pledge and Security Agreement (the “Security Agreement”) with various subsidiaries of the Company and JPMorgan.

See Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 31 under Item 7 of this Form 10-K for a discussion regarding the termination of the Old Facility and a description of the Credit Agreement, Guaranty and Security Agreement (collectively referred to throughout this Form 10-K as the “Facility”), which description is qualified in its entirety by reference to the Credit Agreement, Guaranty and Security Agreement, filed herewith as Exhibits 10.14, 10.15 and 10.16, respectively, and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company’s Directors is set forth in the section titled “Election of Directors” contained in the Company’s definitive Proxy Statement to be filed with the SEC and is incorporated herein by reference.

AUDIT COMMITTEE

Information regarding the members of the audit committee and the audit committee financial expert is set forth in the sections titled “Board of Directors” and “Audit Committee” under the heading “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the SEC. The information in these sections is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 1, 2010, were as follows:

			Executive
Name	Age	Position	Officer Since

Candace Kendle, PharmD	63	Chief Executive Officer and Chairman of the Board of Directors	1989
Christopher C. Bergen	59	Executive Vice President and Chief Administrative Officer	1989
Keith A. Cheesman	50	Senior Vice President and Chief Financial Officer	2009
Simon S. Higginbotham	49	Senior Vice President and Chief Marketing Officer	2004
Stephen A. Cutler, PhD	50	Senior Vice President and Chief Operating Officer	2009

Background information regarding Dr. Kendle and Mr. Bergen is set forth in the sections titled “Election of Directors” and “Securities Ownership of Management” in the Company’s definitive Proxy Statement to be filed with the SEC. Background information regarding Mr. Cheesman, Mr. Higginbotham and Dr. Cutler is set forth in the notes to the table within the section titled “Securities Ownership of Management” contained in the Company’s definitive Proxy Statement to be filed with the SEC. This information is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information on compliance with Section 16(a) of the Exchange Act is set forth in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading entitled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

Information required by this report is set forth in the following sections under the heading titled “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the SEC, which information is incorporated herein by reference:

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

•	“Compensation Discussion and Analysis:;

•	“Compensation Committee Report”;

•	“Summary Compensation Table”;

•	“Grants of Plan-Based Awards”;

•	“Outstanding Equity Awards at Fiscal Year End;

•	“Option Exercises and Stock Vested”;

•	“Nonqualified Deferred Compensation; and

•	“Potential Payments Upon Termination or Change-in-Control”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on the number of shares beneficially owned by each Director and by all Directors and Executive Officers as a group is set forth in the section titled “Securities Ownership of Management” under the heading titled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the SEC. The information set forth in such section is incorporated herein by reference.

Information on the number of shares beneficially owned by any person who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock is set forth in the section titled “Principal Shareholders” under the heading titled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the SEC. The information set forth in such section is incorporated herein by reference.

The following table presents summary information at December 31, 2009, with respect to all of the Company’s equity compensation plans.

Equity Compensation Plan Information

(c)
Number of Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price	(Excluding
	Outstanding	of Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights(1)	and Rights(1)	(a))(2)

Equity compensation plans approved by security holders	379,875	$16.44	769,300
Equity compensation plans not approved by security holders	—	—	—
Total	379,875	$16.44	769,300

(1)	Excludes the 2003 Directors’ Compensation Plan under which no options, warrants or rights are granted. This plan has been approved by shareholders for up to 75,000 shares.

(2)	Represents shares available for issuance under the 2007 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Information with respect to transactions with related persons, if any, is contained under the caption “Review and Approval of Transactions with Related Persons” under the heading titled “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the SEC. The information set forth in such section is incorporated herein by reference.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Information with respect to the review, approval or ratification of transactions with related persons is contained under the caption “Review and Approval of Transactions with Related Persons” under the heading titled “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the SEC. The information set forth in such section is incorporated herein by reference.

PROMOTERS AND CERTAIN CONTROL PERSONS

Not applicable.

DIRECTOR INDEPENDENCE

The name of each Director who is independent is contained in the section titled “Director Independence” under the heading titled “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the SEC. The information set forth in such section is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained in the sections titled “Audit Committee’s Pre-Approval Policies and Procedures” and “Fees Paid to Registered Public Accounting Firm” under the heading titled “Ratification of Appointment of Registered Public Accounting Firm” in the Company’s definitive Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

(3) Exhibits — Exhibits set forth below that are on file with the SEC are incorporated by reference as exhibits hereto.

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006 (Incorporated by reference to the Form 8-K filed with the Commission on May 12, 2006)
2.2	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006)
3.1	Restated and Amended Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933.
3.2	Amended and Restated Code of Regulations (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2009)
3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 1999)
4	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
4.1	Shareholder Rights Agreement dated August 14, 2009 between the Company and American Stock Transfer & Trust Company LLC, as Rights Agent (Incorporated by reference to the Company’s filing on Form 8-A filed with the Commission on August 20, 2009)
4.2	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association (Incorporated by reference to the Company’s Form S-3 filed with the Commission on April 9, 2007)
4.3	Supplemental Indenture No. 1 dated July 16, 2007 between the Company and LaSalle Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 16, 2007)
10.1	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.2	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.3	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.4	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.5	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.6	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

Exhibit
Number	Description of Exhibit

10.7	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.8	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.9	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007)
10.10	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.11	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.12	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.13	Lease Agreement dated February 27, 2008 by and between the Company and Carew Realty, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008)
10.14	Credit Agreement dated as of March 15, 2010 by and among the Company, various Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (Filed herewith)
10.15	Guaranty dated as of March 15, 2010 by and among various Subsidiaries of the Company in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Filed herewith)
10.16	Pledge and Security Agreement dated as of March 15, 2010 by and among the Company, various Subsidiaries of the Company and JPMorgan Chase Bank. N.A., as Administrative Agent (Filed herewith)
10.17	MANAGEMENT CONTRACTS AND COMPENSATION PLANS
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
(e) 2007 Stock Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 9, 2007)
(e)(1) Form of Performance Based Stock Unit Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008)

Exhibit
Number	Description of Exhibit

(f) Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2008)
(g) Nonqualified Deferred Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2008)
(h) 2003 Directors Compensation Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)
12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
14	Code of Ethics (Available on the Company’s Web site at www.kendle.com)
21	List of Subsidiaries (Filed herewith)
23.1	Consent of Deloitte & Touche LLP (Filed herewith)
24	Powers of Attorney (Filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Filed herewith)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Office (Filed herewith)
32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (Filed herewith)

Kendle International Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kendle International Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Kendle International Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kendle International Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements have been adjusted for the retrospective application of the new accounting guidance for convertible debt instruments, which became effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 16, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008(1)	2007(1)
	(In thousands except per share data)

Net service revenues	$416,688	$475,092	$397,584
Reimbursable out-of-pocket revenues	135,224	203,489	171,234

Total revenues	551,912	678,581	568,818
Costs and expenses:
Direct costs	210,586	247,436	204,161
Reimbursable out-of-pocket costs	135,224	203,489	171,234
Selling, general and administrative	144,659	155,577	125,744
Depreciation and amortization	15,712	15,253	14,865
Restructuring expenses	10,157	—	—

Total costs and expenses	516,338	621,755	516,004
Income from operations	35,574	56,826	52,814
Other income (expense):
Interest income	579	760	1,466
Interest expense	(14,403)	(15,891)	(17,547)
Write-off of deferred financing costs	—	—	(4,152)
Gain on extinguishment of debt	2,887	—	—
Other	4,034	(2,043)	(4,816)

Total other income (expenses)	(6,903)	(17,174)	(25,049)
Income before income taxes	28,671	39,652	27,765
Income taxes	13,434	16,509	11,755

Net income	$15,237	$23,143	$16,010

Income per share data:
Basic:
Net income per share	$1.03	$1.57	$1.10
Weighted average shares	14,862	14,751	14,520
Diluted:
Net income per share	$1.02	$1.54	$1.08
Weighted average shares	14,992	14,993	14,889

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2009	2008(1)
	(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$52,103	$35,169
Restricted cash	1,112	884
Accounts receivable, net	125,287	157,971
Deferred tax asset — current	8,147	14,077
Other current assets	20,676	18,439

Total current assets	207,325	226,540
Property and equipment, net	53,539	44,578
Goodwill	243,589	236,329
Other finite-lived intangible assets, net	15,164	19,031
Long-term deferred tax asset	12,716	1,346
Other assets	7,390	27,064

Total assets	$539,723	$554,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$52	$188
Trade payables	14,928	19,015
Advance billings	76,202	94,561
Other accrued liabilities	59,667	44,181

Total current liabilities	150,849	157,945
Obligations under capital leases, less current portion	34	123
Convertible notes	138,308	171,848
Deferred income tax liabilities	7,508	4,424
Non-current income taxes payable	1,872	2,123
Other liabilities	5,105	5,801

Total liabilities	303,676	342,264
Commitments and contingencies
Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,912,327 and 14,861,518 shares issued and 14,889,275 and 14,838,466 outstanding at December 31, 2009 and 2008, respectively	75	75
Additional paid-in capital	180,534	180,020
Retained earnings	33,736	18,499
Accumulated other comprehensive income:
Foreign currency translation adjustment	22,194	14,522
Less: Cost of common stock held in treasury, 23,052 shares at December 31, 2009 and 2008, respectively	(492)	(492)

Total shareholders’ equity	236,047	212,624

Total liabilities and shareholders’ equity	$539,723	$554,888

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock	Common	Additional		Retained	Other	Total
	Number of	Stock	Paid-in	Treasury	Earnings	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital(1)	Stock	(Deficit)(1)	Income	Equity(1)	Income(1)
	(In thousands except share data)

Balance at January 1, 2007	14,422,341	$75	$154,641	$(492)	$(16,392)	$2,280	$140,112
Net income					16,010		16,010	16,010
Other comprehensive income:
Foreign currency translation adjustment						1,518	1,518	1,518

Comprehensive income								17,528

Shares issued under stock plans	235,636		2,560				2,560
Stock option expense			860				860
Income tax benefit from exercise of stock options			188				188
Note hedge transaction			(42,880)				(42,880)
Issuance of warrants			24,740				24,740
Adoption of new guidance related to tax uncertainties					(4,262)		(4,262)
Equity component of convertible notes(1)			36,412				36,412

Balance at December 31, 2007	14,657,977	$75	$176,521	$(492)	$(4,644)	$3,798	$175,258
Net income					23,143		23,143	23,143
Other comprehensive income:
Foreign currency translation adjustment						10,724	10,724	10,724

Comprehensive income								33,867

Shares issued under stock plans	180,489		2,294				2,294
Stock compensation expense			1,030				1,030
Income tax benefit from exercise of stock options			175				175

Balance at December 31, 2008	14,838,466	$75	$180,020	$(492)	$18,499	$14,522	$212,624
Net income					15,237		15,237	15,237
Other comprehensive income:
Foreign currency translation adjustment						7,672	7,672	7,672

Comprehensive income								22,909

Share based compensation plans and other	50,809		815				815
Repurchase of equity component of convertible notes			(204)				(204)
Partial retirement of note hedges and warrants			(97)				(97)

Balance at December 31, 2009	14,889,275	$75	$180,534	$(492)	$33,736	$22,194	$236,047

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008(1)	2007(1)
	(In thousands)

Cash flows from operating activities
Net income	$15,237	$23,143	$16,010
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,712	15,253	14,865
Deferred income taxes	4,138	(6,745)	(5,234)
Income tax benefit from stock option exercises	(2)	(175)	(188)
Compensation expense on stock grants	679	1,030	879
Debt issue cost amortization	7,729	7,783	8,081
Foreign currency exchange (gain) loss	(2,691)	4,321	3,770
Gain on extinguishment of debt	(2,887)	—	—
Other	1,333	(1,564)	172
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(82)	(85)	1,587
Accounts receivable	37,786	(28,036)	(16,138)
Other current assets	(1,344)	(3,493)	1,507
Other assets	(31)	(317)	(486)
Trade payables	(4,395)	1,010	2,632
Advance billings	(22,401)	19,613	18,814
Accrued liabilities and other	5,508	5,318	14,712

Net cash provided by operating activities	54,289	37,056	60,983
Cash flows from investing activities
Proceeds from termination of foreign currency hedges	17,312	—	—
Acquisitions of property and equipment	(18,966)	(27,097)	(15,255)
Acquisitions of businesses, less cash acquired	(2,875)	(18,053)	2,154
Other	32	(1,143)	(722)

Net cash used in investing activities	(4,497)	(46,293)	(13,823)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	37,500	200,000
Payments of long-term debt	—	(37,500)	(199,500)
Repurchase of convertible notes	(36,463)	—	—
Purchase of note hedges	(97)	—	(42,880)
Proceeds from the issuance of warrants	—	—	24,740
Proceeds from issuance of common stock	247	2,241	2,623
Income tax benefit from stock option exercises	2	175	188
Accounts payable — book overdraft	133	465	(22)
Payments on capital lease obligations	(228)	(234)	(196)
Debt issue costs	(482)	—	(6,946)

Net cash provided by (used in) financing activities	(36,888)	2,647	(21,993)
Effects of exchange rates on cash and cash equivalents	4,030	(3,753)	428
Net increase (decrease) in cash and cash equivalents	16,934	(10,343)	25,595
Cash and cash equivalents
Beginning of year	35,169	45,512	19,917

End of year	$52,103	$35,169	$45,512
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$7,312	$8,087	$10,107
Cash paid during the year for income taxes	$14,382	$25,931	$4,870
Supplemental schedule of noncash investing and financing activities
Acquisition of equipment under capital leases	$—	$—	$173
Accrued equipment purchases	$(1,307)	$(1,090)	$(3,574)
Acquisitions of businesses:
Fair value of assets acquired via cash	$5,039	$25,432	$(2,154)
Fair value of liabilities assumed or incurred	$(2,164)	$(7,379)	$—

Net cash payments/(inflows)	$2,875	$18,053	$(2,154)

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

Business Combinations

Accounting guidance related to business combinations requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. Fair values are generally determined by using comparisons to market value transactions and present value techniques. The use of a discounted cash flow technique requires significant judgments with respect to expected cash flows to be derived from the assets, the estimated period of time the assets will produce those cash flows and the selection of an appropriate discount rate. Changes in such estimates could change the amounts allocated to individual identifiable assets, the lives over which the assigned values are amortized and the amounts allocated to goodwill. While the Company believes its assumptions are reasonable, if different assumptions were made, the purchase price allocation and the estimated useful lives of amortizable assets could differ substantially from the reported amounts.

Results of operations for acquired entities are included in the Company’s results of operations from the date of acquisition.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly-owned subsidiaries are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at average exchange rates for the period. These translation adjustments are recorded as a separate component of Shareholders’ Equity. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations in Other income (expense).

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

At December 31, 2009, the Company held cash of approximately $1,112,000 that is restricted as to its use as compared to approximately $884,000 at December 31, 2008. The restricted cash represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer.

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

The Company believes that total costs are an appropriate indicator of the performance of fixed price contracts because the costs relate primarily to the amount of labor hours incurred to perform the contract. The customer receives the benefit of the work performed throughout the contract term and is obligated to pay for services once performed. Accordingly, the Company believes that an input measure of cost is a reasonable surrogate for an output measure under the proportional performance model and is consistent with the revenue recognition concepts issued by the Securities and Exchange Commission.

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

The Company believes that under certain types of contracts the value of the work performed is best captured by calculating net service revenues using the value of units completed. The Company believes that units-based revenue recognition is consistent with the revenue recognition concepts issued by the Securities and Exchange Commission.

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

Concentration of Credit Risk

Accounts receivable represent amounts due from customers that are concentrated mainly in the biopharmaceutical industry. The concentration of credit risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. The Company monitors the creditworthiness of its customers. Refer to Note 15, Segment Information for additional information regarding revenue concentration.

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

Equipment under capital leases is recorded at the present value of future minimum lease payments and is amortized over the estimated useful lives of the assets, not to exceed the terms of the related leases. Accumulated amortization on equipment under capital leases was approximately $399,000 at December 31, 2009 compared to $1.4 million at December 31, 2008.

The Company capitalizes costs such as design, configuration activities, coding and testing activities incurred internally to develop software used primarily in the Company’s proprietary clinical trial and data management systems, and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed five years. The Company does not capitalize costs that are precluded from capitalization in the authoritative guidance such as preliminary project phase costs, planning, oversight, process re-engineering costs, training costs, or data conversion costs. Internally developed software costs included in the Consolidated Balance Sheets at December 31, 2009, and 2008 were $18.0 million and $17.4 million, respectively. The related accumulated amortization at December 31, 2009, and 2008 was $16.2 million and $15.6 million, respectively.

In accordance with guidance related to accounting for impairment or disposal of long-lived assets, long-lived assets such as property, plant and equipment, and software are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.

Goodwill

In accordance with the provisions of guidance related to accounting for goodwill and other intangible assets, the Company discontinued the amortization of goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their estimated useful lives.

Goodwill is evaluated annually in the fourth quarter for impairment at the reporting unit level unless conditions exist that require an updated analysis on an interim basis. Such evaluation is based on a two-step test starting with a comparison of the carrying amount of the reporting unit to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second phase of the test measures the impairment. The Company has five reporting units that are tested for impairment: Early Stage, and four reporting units that are aggregated into the Late Stage segment for segment reporting purposes. The four Late Stage reporting units were slightly reorganized in 2009 and are Clinical and Data Monitoring, Project Management and Late Phase Services, Regulatory, Site and Medical Affairs and Biostatistics and Statistical Programming.

In 2009 and 2008, the Company analyzed goodwill for impairment by comparing the carrying amounts of the reporting units to the fair values of the reporting units. The fair values of the reporting units were calculated based on the income approach which uses discounted cash flows as well as public information regarding the market capitalization of the Company.

The Company completed the testing in the fourth quarter of 2009. The fair value of the Early Stage unit and each of the four Late Stage reporting units exceeded the carrying value, resulting in no goodwill impairment for 2009. The analysis in the fourth quarter of 2008 resulted in no goodwill impairment for 2008.

Derivatives

From time to time, the Company may use derivative instruments to manage exposure to interest rates and foreign currency. Derivatives meeting the hedge criteria established in guidance related to accounting for derivative instruments and hedging activities, are recorded in the Consolidated Balance Sheets at fair value at each balance sheet date. When the derivative is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment and classifies the hedge as a cash flow hedge or a fair value hedge. If the hedge is determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss). Changes in the value of fair value hedges are recorded in results of operations.

In 2007, the Company entered into foreign currency hedging transactions to mitigate exposure in movements between the U.S. dollar and British Pounds Sterling and U.S. dollar and Euro. The hedging transactions were designed to mitigate the Company’s exposure related to two intercompany notes between the Company’s U.S. subsidiary, as lender, and the Company’s subsidiaries in each of the United Kingdom and Germany. The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and had an outstanding principal amount of approximately $41.4 million at December 31, 2008. In January 2009, the Company eliminated a substantial portion of this note leaving a remaining balance outstanding at December 31, 2009 of $6.6 million. The hedge agreement related to this loan was terminated in January resulting in $17.3 million of cash proceeds. The Company recorded foreign exchange gains of $997,000 related to the Pound Sterling loan in 2009. Prior to the termination of the Pound Sterling hedge in January 2009, the Company recorded foreign exchange losses of $1.3 million.

The note between the Company’s U.S. subsidiary and German subsidiary was denominated in Euros and had an outstanding principal amount of approximately $22.8 million at December 31, 2008. This note was repaid in full in March 2009, and the related hedge agreement was terminated at the same time. Foreign exchange losses of $1.5 million and gains of $741,000 were recorded related to the Euro note and the Euro hedge agreement, respectively, prior to their repayment and termination in March 2009. The hedge agreements were not designated for hedge accounting treatment under accounting guidance related to derivatives and all changes in the fair market value of the hedge were recorded in the Company’s Consolidated Statements of Operations.

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

Marketing and Advertising Costs

Marketing and advertising costs include costs incurred to promote the Company’s business. Marketing and advertising costs are expensed as incurred. Advertising expense incurred by the Company was $2.1 million for each of the years ended December 31, 2009 and 2008 and was $2.4 million for the year ended December 31, 2007.

Investigator and Project Costs

In addition to various contract costs previously described, the Company incurs costs, in excess of contract amounts, which are reimbursable by its customers. Accounting guidance related to income statement characterization of reimbursements received for out-of-pocket expenses incurred requires the Company to include amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. In certain contracts, these costs are fixed by the contract terms. Accordingly, the Company recognizes these costs as part of net service revenues and direct costs.

Net Income Per Share Data

Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The weighted average shares used in computing net income per diluted share have been calculated as follows:

Net Income Per Share Data

	2009	2008	2007
	(In thousands)

Weighted average common shares outstanding	14,862	14,751	14,520
Stock options and non-vested restricted shares	130	242	369

Weighted average shares	14,992	14,993	14,889

In 2009, 149,000 of outstanding options were antidilutive. No options were antidilutive in 2008 or 2007.

Under accounting guidance related to contingently convertible instruments effect on diluted earnings per share because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 8, Debt) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average stock price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of December 31, 2009. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

					Incremental Shares
			Total Treasury	Shares Due to the	Issued by the
	Convertible Notes		Method Incremental	Company under Note	Company Upon
Share Price	Shares	Warrant Shares	Shares(1)	Hedges(2)	Conversion(2)

$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	148,094	—	148,094	(148,094)	—
$55.00	429,003	—	429,003	(429,003)	—
$60.00	663,094	—	663,094	(663,094)	—
$65.00	861,171	188,457	1,049,628	(861,171)	188,457
$70.00	1,030,951	406,288	1,437,240	(1,030,951)	406,288

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. Generally Accepted Accounting Principles.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.

Income Taxes

The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. Other subsidiaries of the Company file tax returns in their local jurisdictions.

The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with accounting guidance related to income taxes. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted.

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

The Company follows accounting guidance related to accounting for uncertainty in income taxes which requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgments as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and, consequently, the Company’s operating results. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which many not accurately anticipate actual outcomes. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company determines its liability for uncertain tax positions globally. At December 31, 2009, the Company has recorded a gross liability for uncertain tax positions of $1.8 million. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result.

In December 2007, the FASB issued accounting guidance related to business combinations. The Company expects this guidance to have an impact on its consolidated financial statements, but the impact will depend on the nature, terms and size of the acquisitions consummated. One of the changes in accounting for business combinations is the treatment of previously unresolved or settled tax related items. These items no longer adjust goodwill, but are recorded in the current period tax expense. An immaterial portion of the $1.8 million liability for unrecognized tax benefits as of December 31, 2009 relates to tax positions of acquired entities taken prior to their acquisition by the Company. If such liabilities reverse, they will affect the income tax provision in the period of reversal. In 2009, the Company received revised information pertaining to an acquisition made in 2006. As a result of this new information, the Company determined that it is able to claim additional net operating loss deductions on an amended 2006 federal income tax return. After claiming these additional net operating loss deductions, the Company will then have available for use approximately $6.9 million of foreign tax credits to offset the Company’s future U.S. tax liabilities. Accordingly, the Company has recorded a gross deferred tax asset for these foreign tax credits. However, due to the uncertainty associated with the ultimate realizability of those additional deferred tax assets, the Company has determined that a valuation allowance is required to be recorded against 100% of the additional deferred tax assets, thus resulting in no change to the Company’s tax expense for the period. A change in judgment regarding the realizability of these additional deferred tax assets in a subsequent period could have a material effect on the Company’s tax expense in such future period.

Stock Options

The Company follows the accounting guidance related to accounting for share-based payments. The Company generally uses the straight-line method of recording compensation expense relative to share-based payment, unless awards have graded vesting features and the expense recorded under the straight-line method is not adequate. In those situations, compensation cost is recognized separately over each tranche. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Operations as the majority of the stock option expense related to options granted to executives.

Restricted/Unrestricted Stock

Non-vested stock (referred to as “restricted stock” in the 1997 Plan) may also be granted pursuant to the 2007 Plan, which replaced the 1997 Plan (defined in Note 9). Non-vested shares typically vest ratably over a three-year period, with shares restricted from transfer until vesting. In 2009 and 2008, the Company granted 86,250 and

24,200 shares of restricted stock, respectively. No such shares were granted in 2007. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock also may be granted to key employees under the 2007 Plan, which replaced the 1997 Plan. Unrestricted shares vest immediately. The Company granted 3,000 shares of unrestricted Common Stock in 2009. No shares of unrestricted stock were granted in 2008 or 2007.

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

Subsequent Events

Effective June 30, 2009, the Company adopted new accounting guidance related to subsequent events which requires entities to evaluate events or transactions occurring after the balance sheet date through the date of issuance of the condensed consolidated financial statements to determine whether events require recognition or nonrecognition and disclosure. Recognition is required for the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events may require disclosure. The Company has evaluated subsequent events through the issuance date. See Note 8 for subsequent event related to the Company’s revolving credit agreements.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 2009-13, Revenue Recognition (Topic 605) related to revenue recognition for multiple deliverable revenue arrangements. The guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.

2.	ACCOUNTING CHANGES:

Effective January 1, 2009, the Company retrospectively adopted new accounting guidance related to the accounting for convertible debt instruments contained in FASB ASC 470. This guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company applied the guidance to its $200 million (par value) 3.375% Convertible Notes issuance. The Company calculated the initial fair value of the debt component of the Convertible Notes as of the issuance date of July 16, 2007 to be $162.3 million and the resulting value of the conversion option or equity component to be $37.7 million based on an interest rate for comparable nonconvertible debt of 8.02%. Additionally, the initial debt issuance costs of $6.6 million were allocated on a proportional basis consistent with the debt instrument into debt issuance costs of $5.4 million and equity issuance costs of $1.2 million. The following financial statement line items for the years ended December 31, 2008 and 2007 were affected by this accounting change (in thousands):

Balance Sheet

	As of December 31, 2008
	As Reported	Adjustments	As Adjusted
	Before	due to	After
	ASC 470	ASC 470	ASC 470

Other assets	$27,735	$(671)	$27,064
Total assets	555,559	(671)	554,888
Convertible notes	200,000	(28,152)	171,848
Total liabilities	370,416	(28,152)	342,264
Additional paid in capital	143,608	36,412	180,020
Retained earnings	27,430	(8,931)	18,499
Total shareholders’ equity	185,143	27,481	212,624
Total liabilities and shareholders’ equity	555,559	(671)	554,888

Statement of Operations

	For the Year Ended December 31, 2008
	As Reported	Adjustments	As Adjusted
	Before	due to	After
	ASC 470	ASC 470	ASC 470

Interest expense	$(9,637)	$(6,254)	$(15,891)
Total other income (expense)	(10,920)	(6,254)	(17,174)
Income before taxes	45,906	(6,254)	39,652
Net income	29,397	(6,254)	23,143
Earnings per share
Basic	1.99	(0.42)	1.57
Diluted	1.96	(0.42)	1.54
Comprehensive income	40,121	(6,254)	33,867

Statement of Operations

	For the Year Ended December 31, 2007
	As Reported	Adjustments	As Adjusted
	Before	due to	After
	ASC 470	ASC 470	ASC 470

Interest expense	$(14,870)	$(2,677)	$(17,547)
Total other income/(expense)	(22,372)	(2,677)	(25,049)
Income before taxes	30,442	(2,677)	27,765
Net income	18,687	(2,677)	16,010
Earnings per share
Basic	1.29	(0.19)	1.10
Diluted	1.26	(0.18)	1.08
Comprehensive income	20,205	(2,677)	17,528

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company follows accounting guidance related to fair value measurements which defines fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The Company generally applies fair value techniques on a non-recurring basis associated with valuing potential impairment loss related to goodwill, and valuing potential impairment loss related to long-lived assets.

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Money Market Accounts	$16,627	$16,627	$—	$—

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2008:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Foreign Currency Hedges	$17,853	$—	$17,853	$—
Money Market Accounts	$16,937	$16,937	$—	$—

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

The Company adopted accounting guidance related to fair value option for financial assets and liabilities and elected not to apply the fair value option to any eligible financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accruals approximate fair value. The fair value of the Company’s Convertible Notes was approximately 89% and 76% of the par value at December 31, 2009 and 2008, respectively. The bond hedges and warrants associated with the Convertible Notes currently have no value.

4.	ACCOUNTS RECEIVABLE:

Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be collected within one year.

	December 31,
	2009	2008
	(In thousands)

Billed (net of allowance)	$79,207	$94,860
Unbilled	46,080	63,111

	$125,287	$157,971

The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might cause collection problems. The balance in allowance for doubtful accounts receivable was as follows:

Balance at December 31, 2006	$752
Invoice write-offs	(34)
Additional expense	236

Balance at December 31, 2007	$954
Invoice write-offs	(896)
Additional expense	3,150
Foreign currency adjustments	(141)

Balance at December 31, 2008	$3,067
Invoice write-offs	(1,317)
Additional expense	847
Foreign currency adjustments	86

Balance at December 31, 2009	$2,683

Due to the economic climate in the second-half of 2008 and the tightening of the credit markets, the Company increased its bad debt reserve, primarily to cover exposure from a limited number of customers that rely on outside sources to fund their operations. The Company will continue to monitor its bad debt exposure and adjust bad debt reserves as necessary.

5.	PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows:

	December 31,
	2009	2008
	(In thousands)

Furnishings, equipment and other	$95,786	$85,628
Construction in process	18,395	9,862
Equipment under capital leases	467	1,616
Less: accumulated depreciation and amortization	(61,109)	(52,528)

Property and equipment, net	$53,539	$44,578

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $10.5 million, $9.8 million and $8.9 million, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Non-amortizable intangible assets at December 31, 2009, and December 31, 2008, are comprised of:

	Early Stage	Late Stage	Goodwill Total
	(In thousands)

Balance at December 31, 2007	$4,083	$226,085	$230,168
Additional amounts acquired	9,073	—	9,073
Additional adjustments	—	81	81
Tax benefit to reduce goodwill	—	(338)	(338)
Foreign currency fluctuations	(1,609)	(1,046)	(2,655)

Balance at December 31, 2008	$11,547	$224,782	$236,329
Contingent consideration paid	5,039	—	5,039
Foreign currency fluctuations	1,727	494	2,221

Balance at December 31, 2009	$18,313	$225,276	$243,589

The goodwill balances presented above are net of accumulated amortization taken prior to the change in accounting guidance related to goodwill and an impairment recorded in 2002 totaling $78 million. The Company acquired approximately $14.1 million of goodwill as a result of its acquisition of DecisionLine, see Note 13, Acquisition. The goodwill and the finite-lived intangible assets acquired in the acquisition are not deductible for income tax purposes.

Goodwill and other intangible assets consisted of the following:

	As of December 31,	As of December 31,
	2009	2008
	(In thousands)

Goodwill	$243,589	$236,329

Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,169	$22,007
Non-compete agreements	—	460
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software(a)	17,963	17,427

Total carrying amount	$48,932	$48,694
Accumulated Amortization:
Customer relationships	$(8,098)	$(5,003)
Non-compete agreements	—	(460)
Completed technology	(1,771)	(1,252)
Backlog	(5,936)	(5,521)
Internally developed software(a)	(16,187)	(15,569)

Total accumulated amortization	$(31,992)	$(27,805)

Net amortizable intangible assets	$16,940	$20,889

Total goodwill and intangible assets	$260,529	$257,218

(a)	Internally developed software is included in Other Assets in the Company’s Consolidated Balance Sheets.

Amortizable intangible assets at December 31, 2009, and December 31, 2008, are composed of:

				(a)
				Internally
	Customer	Completed		Developed
	Relationships	Technology	Backlog	Software
	(In thousands)

Balance at December 31, 2007	$16,025	$1,864	$1,575	$1,360
Additional amounts acquired	4,930	—	—	1,187
Foreign currency fluctuations	(923)	—	—	—
2008 amortization	(3,028)	(516)	(896)	(689)

Balance at December 31, 2008	$17,004	$1,348	$679	$1,858
Additional amounts acquired	—	—	—	536
Foreign currency fluctuations	662	—	—	—
2009 amortization	(3,595)	(519)	(415)	(618)

Balance at December 31, 2009	$14,071	$829	$264	$1,776

(a)	Internally developed software is included in Other Assets in the Company’s Consolidated Balance Sheets.

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

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(In thousands)

2010:	$3,938
2011:	3,351
2012:	2,261
2013:	1,445
2014:	906
Thereafter:	5,039

Total	$16,940

For further detail regarding the amortizable assets acquired in 2008, see Note 13, Acquisition.

7.	OTHER ACCRUED LIABILITIES:

Other accrued liabilities at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Accrued compensation and related payroll withholdings and taxes	$22,428	$16,640
Income tax payable	4,369	2,895
Interest payable	2,390	3,113
Other	30,480	21,533

	$59,667	$44,181

8.	DEBT:

Through March 2010, the Company was party to a credit agreement (including all amendments, the “Old Facility”). The Old Facility was comprised of a revolving loan commitment with a maximum borrowing capacity of $53.5 million that expires in August 2011. The Facility contained various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures. In the first quarter of 2009, the Company sought and received an amendment to the Old Facility to adjust certain covenants at a cost of $482,000. These costs were deferred and are being amortized over the remaining life of the Old Facility.

In March 2010, the Company terminated the Old Facility and entered into a new credit agreement (the “Facility”). The Facility is comprised of a $35 million revolving loan commitment. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans may be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin or (ii) an adjusted LIBO rate plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.

The Facility matures in March 2015, which maturity will accelerate to January 15, 2012 in the event that five percent (5%) or more of the currently outstanding principal amount of the Convertible Notes discussed below have not been redeemed or repaid in full on or prior to January 15, 2012. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures in any fiscal year and limitations on certain acquisitions and asset sales outside the ordinary course of business as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. The Company is in compliance with the covenants as of the date it entered into the Facility.

In connection with the termination of the Old Facility, the Company intends to write off approximately $665,000 in unamortized fees during the first quarter of 2010.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.

No amounts were outstanding under the revolving credit loan portion of the Old Facility or the Multicurrency Facility at December 31, 2009 and 2008.

In July 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale by the Company of $200 million, including a $25 million over-allotment of the Company’s Convertible Notes (Convertible Notes). The Convertible Notes have a maturity date of July 15, 2012 and were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note. In connection with this issuance, the Company entered into convertible note hedge transactions with the participating Underwriter and JP Morgan Chase (collectively, the counterparties). The convertible note hedge transactions are comprised of purchased call options and sold warrants. The purchased call options are expected to reduce exposure to potential dilution upon the conversion of the Convertible Notes. The Company also entered into warrant transactions with such counterparties. The sold warrants have an exercise price that is approximately 70% higher than the closing price of the Company’s common stock on the date the Convertible Notes were priced. The warrants are expected to provide the Company with some protection against increases in our stock price over the conversion price per share.

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

In 2009, the Company repurchased on the open market a portion of its outstanding Convertible Notes with a par value of $45.5 million for cash in the amount of $36.5 million. The amortized book value of the repurchased debt was $40.0 million, resulting in a net gain of $2.9 million. Debt issuance costs with a carrying value of $840,000 were written off in conjunction with all of these transactions. These transactions resulted in the allocation to equity of $204,000 of the consideration given for the repurchase, which was recorded as a reduction to additional paid in capital. For the entire repurchase program, the related bond hedges and warrant agreements were proportionately reduced at a net cost of $97,000 and were also recorded as a reduction to additional paid in capital.

The carrying amounts of the equity and debt components were as follows:

	As of December 31,	As of December 31,
	2009	2008
	(In thousands)

Equity component, carrying amount	$36,207	$36,412

Principal component, at par	$154,500	$200,000
Unamortized discount	(16,192)	(28,152)

Principal component, carrying amount	$138,308	$171,848

The net carrying amounts of the Convertible Notes are classified as long-term in the accompanying Consolidated Balance Sheets. The debt discount is being amortized, using the effective interest rate method, over the term of the Convertible Notes which mature on July 15, 2012. Interest expense on the Convertible Notes has been recorded at the effective rate of 8.02%.

Interest expense recognized related to the Convertible Notes was as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Interest cost at coupon rate	$6,096	$6,750	$3,094
Discount amortization	6,456	6,631	2,873

Total interest expense recognized	$12,552	$13,381	$5,967

The Company adopted, effective January 1, 2009, new accounting guidance related to freestanding contracts that are indexed to an entity’s own stock. No changes were required to the Company’s consolidated financial statements as a result of this pronouncement.

9.	EMPLOYEE BENEFIT PLANS:

401(k) Plan

The Company maintains a 401(k) retirement plan covering substantially all U.S. associates that meet minimum age requirements. The Company historically has made a matching contribution of 50% of each participant’s contribution of up to 6% of salary, however this match was temporarily suspended beginning in July 2009. The Company’s matching contributions to this plan totaled approximately $1,063,000, $1,902,000 and $1,873,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

At the Annual Meeting of Shareholders on May 10, 2007, shareholders of the Company approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2007 Plan, all employees of the Company and its subsidiaries will be eligible to receive awards. The 2007 Plan is an “omnibus” stock plan that provides a variety of equity award vehicles to maintain flexibility. The 2007 Plan will permit the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. A maximum of one million shares will be available for grants of all equity awards under the 2007 Plan. No shares of Common Stock were granted in 2007 under the 2007 Plan.

In the first quarter of 2008, the Company issued 1,850 shares of non-vested stock which vests over a 12-month period. Under the terms of the 2007 Plan, the associates that received the 1,850 shares are considered “retirement eligible”, which is defined as at least 55 years of age and 10 years of service with the Company or 65 years of age. Therefore, the entire expense for these shares was recorded in the first quarter of 2008. The Company did not issue any shares of non-vested stock in 2009.

Unrestricted stock may also be granted to key employees under the 2007 Plan. Unrestricted shares vest immediately. In the third quarter of 2009, the Company granted 3,000 shares of Common Stock.

In 2008, the Company issued 7,100 shares of time-vested restricted stock units (RSUs) under the 2007 Plan. The RSUs vest over a variety of periods ranging from immediate to 36 months. Of the 7,100 shares awarded, 2,400 were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense recognition for the remaining balance of RSUs issued will be recorded on a straight line basis over the term of the specific vesting period. In 2009, the Company issued 53,050 shares of time-vested RSUs. Of this award, 49,050 shares vest in their entirety after 18 months and the remaining 4,000 shares vest in their entirety after 60 months. Of the 53,050 shares awarded, 5,000 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense for the remaining RSUs will be recorded on a straight-line basis over the vesting period.

Also, in the first six months of 2008, the Company issued 15,250 shares of performance-based RSUs under the 2007 Plan. The vesting of these shares is dependent upon a performance condition; the Company meeting a certain EPS target for 2008, and a service condition; as 33% vest on March 15th 2009, 33% vest on January 1, 2010, and 33% vest on January 1, 2011. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 15,250 shares issued, 8,550 were issued in the first quarter of 2008 to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2008, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2008, the full amount of the RSUs granted would immediately vest. The Company therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2008 and recorded the second half of the expense in the third quarter of 2008. Expense for non retirement-eligible associates is being recorded over the vesting period (33 months). In the fourth quarter of 2008, the Company determined that the performance conditions were not met and the retirement eligible associates had not retired. Accordingly, none of the granted shares will vest and therefore all previously recorded expense was reversed.

In 2009, the Company issued 33,200 shares of performance-based RSUs. Of this award, the vesting of 27,200 of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2009, and a service condition, as 33% vest in March 2010, 33% vest in January 2011, and 33% vest in January 2012. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 33,200 shares issued, 18,000 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2009, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2009, the full amount of the RSUs granted would immediately vest. The Company therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2009 and recorded the second half of the expense in the third quarter of 2009. Expense for non retirement-eligible associates is being recorded over the vesting period. In the fourth quarter of 2009, the Company determined that the performance conditions were not met and the retirement eligible associates had not retired. Accordingly, none of the granted shares will vest and therefore all previously recorded expense was reversed.

Stock-based compensation expense related to stock options was approximately $329,000, $786,000 and $860,000 in 2009, 2008 and 2007, respectively. In 2009, stock-based compensation expense caused net income to decrease by approximately $256,000. Stock-based compensation expense in 2008 and 2007 caused net income to decrease by approximately $626,000 and $690,000, respectively. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Operations as the majority of the stock option expense relates to options granted to executives.

The weighted average fair value of the options granted in 2009, 2008 and 2007 was estimated as $6.03, $18.65 and $12.79, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.2%	3.6%	4.7%
Expected volatility	70.9%	52.0%	41.9%
Expected holding period	3.2 years	5.0 years	4.5 years

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

As of December 31, 2009, there was approximately $899,000 of total unrecognized compensation cost, $503,000 of which relates to options and $396,000 of which relates to non-vested stock. The cost is expected to be recognized over a weighted average period of 2.2 years for options and 1.3 years for non-vested stock.

In addition, stock compensation accounting guidance also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $2,000, $175,000 and $188,000 in 2009, 2008 and 2007, respectively.

Aggregate stock option activity during 2009, 2008 and 2007 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	($ in thousands)

Options outstanding at Dec. 31, 2006	797,597	$11.55
Granted	40,000	32.50
Canceled	(55,056)	10.23
Exercised	(239,534)	10.98

Options outstanding at Dec. 31, 2007	543,007	13.33
Granted	68,000	38.32
Canceled	(17,290)	24.94
Exercised	(179,040)	12.52

Options outstanding at Dec. 31, 2008	414,677	17.35
Granted	54,250	12.37
Canceled	(53,275)	25.79
Exercised	(35,777)	6.95

Options outstanding at Dec. 31, 2009	379,875	16.44	5.01	$2,328
Exercisable at Dec. 31, 2009	336,425	15.33	4.53	$2,239

The intrinsic value of options exercised was approximately $268,000 in 2009, $6.2 million in 2008 and $6.7 million in 2007.

At December 31, 2008, the aggregate intrinsic value of options outstanding was $4.4 million and the aggregate intrinsic value of options exercisable was $3.8 million. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of the reporting date. Substantially all of the outstanding options are expected to vest.

Options Outstanding

		Weighted Average	Weighted
	Outstanding at	Remaining	Average
Range of Exercise Price	December 31, 2009	Contractual Life	Exercise Price

$ 3.46 - $ 6.92	44,560	3.56	$5.92
$ 6.93 - $10.38	146,290	4.49	8.40
$10.39 - $13.83	33,750	5.10	11.81
$13.84 - $17.29	15,500	7.18	16.21
$17.30 - $20.75	42,775	1.63	19.82
$20.76 - $24.21	8,000	9.11	22.28
$24.22 - $27.67	—	—	—
$27.68 - $31.13	12,000	6.98	30.06
$31.14 - $34.59	37,000	6.57	32.76
$34.60 - $60.00	40,000	8.37	37.60

	379,875	5.01	16.44

Options Exercisable

		Weighted
	Exercisable at	Average
Range of Exercise Price	December 31, 2009	Exercise Price

$ 3.46 - $ 6.92	44,560	$5.92
$ 6.93 - $10.38	146,290	8.40
$10.39 - $13.83	24,000	11.56
$13.84 - $17.29	5,000	16.95
$17.30 - $20.75	42,775	19.82
$20.76 - $24.21	5,600	22.45
$24.22 - $27.67	—	—
$27.68 - $31.13	7,200	30.06
$31.14 - $34.59	37,000	32.76
$34.60 - $60.00	24,000	37.48

	336,425	$15.33

At December 31, 2008, 325,977 options were exercisable with a weighted-average exercise price of $14.93. At December 31, 2007, 421,687 options were exercisable with a weighted-average exercise price of $13.62.

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

Compensation expense related to restricted and unrestricted stock awards was as follows:

Compensation Expense

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Restricted stock	$315	$244	$19
Unrestricted stock	35	—	—

Total stock based compensation	$350	$244	$19

A summary of restricted stock activity is as follows:

Restricted Stock

Shares

Outstanding at December 31, 2006	6,250
Granted	—
Vested	(6,125)
Canceled	—

Outstanding at December 31, 2007	125
Granted	24,200
Vested	(125)
Canceled	(15,250)

Outstanding at December 31, 2008	8,950
Granted	86,250
Vested	(6,084)
Canceled	(36,800)

Outstanding at December 31, 2009	52,316

The weighted-average per share fair value of restricted shares vested was $43.32 in 2009, $24.47 in 2008 and $8.63 in 2007. The weighted-average per share fair value of restricted shares granted was $15.02 in 2009 and $42.49 in 2008.

10.	RESTRUCTURING COSTS:

In the second and third quarters of 2009, the Company initiated a series of measures to achieve operating efficiencies and reduce its cost structure. These measures include workforce reductions, furloughs, reduction in work week, wage and hiring freezes, elimination of a portion of employee benefits, strict controls over discretionary spending and facilities closures, among other items. The Company recorded $6.4 million of expense for these restructuring costs. Of this amount, approximately $1.5 million relates to closure or consolidation of facilities, net of expected sublease income. The accrual for the facilities related costs provides for remaining lease and other contractual payments and will be paid out over the remaining lease terms. Approximately $518,000 was charged against the accrual for facilities related costs in 2009, resulting in a remaining accrual of $968,000 as of December 31, 2009. The remaining $4.9 million in restructuring costs related to severance, employee benefits and outplacement expenses for approximately 9% of the Company’s workforce as of the beginning of the second quarter, all of which has been paid out as of December 31, 2009. The employees affected were primarily located in the U.S. and Western Europe.

Late in the fourth quarter, the Company determined more reductions were needed, primarily in the U.S. and Western Europe, to more appropriately match the workforce to the anticipated demand and workload. As a result, the Company committed to an additional workforce action resulting in $3.8 million in additional severance costs were accrued for the reduction of an additional 9% of the workforce as of December 31, 2009.

Of the total restructuring program, almost 60% related to the Late Stage segment and 40% related to the Support and Other segment. An immaterial amount related to the Early Stage segment.

11.	COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases facilities, office equipment and computers under agreements that are classified as either capital or operating leases. The leases have initial terms that range from two to seven years, with eight facility leases that have provisions to extend the leases for an additional three to five years. Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases with initial or remaining terms of one year or more, are as follows at December 31, 2009:

	Capital	Operating
	Leases	Leases
	(In thousands)

2010	$55	$18,476
2011	35	15,698
2012	—	13,038
2013	—	9,295
2014	—	7,400
Thereafter	—	25,091

Total minimum lease payments	90	$88,998

Amounts representing interest	(4)

Present value of net minimum lease payments	86
Current portion	52

Obligations under capital leases, less current portion	$34

Rental expense under operating leases for 2009, 2008 and 2007 was $18.7 million, $16.9 million and $14.7 million, respectively.

Early in 2008, the Company entered into a lease extension related to office space at the Company’s principal executive offices in Cincinnati, Ohio. The agreement extended the term of the lease from 2009 to 2019 and increased the amount of space leased from approximately 122,000 square feet to approximately 143,000 square feet. The new lease extension terms provide for scheduled rent increases based on the Consumer Price Index. The Company is accounting for this rent expense consistent with the accounting guidance related to contingent rentals. The lease extension provides for up to $5.2 million in tenant improvement allowances to be used in connection with leasehold improvement construction, of which $4.5 million was received in 2009. These allowances will be amortized as a reduction of rent expense over the term of the lease.

Protective Compensation and Benefit Agreements:

The Company has entered into Protective Compensation and Benefit Agreements with certain associates, including all Executive Officers of the Company. These Agreements, subject to annual review by the Company’s Board of Directors, expire on the last day of the fiscal year, and are automatically extended in one-year increments unless canceled by the Company. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. At December 31, 2009, the maximum amount which could be required to be paid under these Agreements, if such events occur, is approximately $9.8 million.

Other:

In the fourth quarter of 2008, the Company identified a programming issue unique to one study and one customer that required the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. As a result, in the fourth quarter of 2008, the Company recorded an accrual for estimated additional direct costs of approximately $4.9 million and reduced net service revenues by approximately $2.3 million. In 2009, based on information provided by the customer, the Company increased the accrual for estimated additional direct costs by $2.2 million to a total of $7.1 million and received an insurance claim recovery of $5.0 million.

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

12.	INCOME TAXES:

The provision for income taxes for the years ended December 31, 2009, 2008, and 2007, is as follows:

Expense/(Benefit)

	2009	2008	2007
	(In thousands)

Current:
Federal	$(4,519)	$2,908	$1,946
State and local	(586)	324	510
Foreign	14,401	19,702	14,195

Subtotal	9,296	22,934	16,651
Deferred:
Federal	4,131	(3,394)	(3,091)
State and local	164	(828)	(755)
Foreign	(157)	(2,523)	(1,388)

Subtotal	4,138	(6,745)	(5,234)
Benefit applied to reduce goodwill	—	320	338

Total provision	$13,434	$16,509	$11,755

The sources of income (loss) before income taxes are presented as follows:

	2009	2008	2007
	(In thousands)

United States	$(19,124)	$4,406	$(2,157)
Foreign	47,795	35,246	29,922

Income before income taxes	$28,671	$39,652	$27,765

The Company’s consolidated effective income tax rate differed from the U.S. Federal statutory income tax rate of 34% in 2009, 2008 and 2007 as set forth below:

	2009	2008	2007

Income tax expense at the U.S. Federal statutory rate	34.0%	34.0%	34.0%
Effects of foreign taxes, net of foreign tax credits and deductions	(6.5)	2.0	3.3
State and local income taxes, net of Federal benefit	(1.4)	(1.8)	(0.7)
Original issue discount-Convertible Notes	(0.9)	0.1	0.1
Effects of cross currency hedge unwind	14.2	0.0	0.0
Effects of deemed foreign dividend	7.8	8.3	2.6
Other	(0.4)	(1.0)	3.0

Total	46.8%	41.6%	42.3%

A provision has not been made for U.S. or additional foreign taxes on the undistributed portion of earnings of foreign subsidiaries as those earnings have been permanently reinvested. The undistributed earnings of foreign subsidiaries approximately $84.7 million. It is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated.

Components of the Company’s net deferred tax asset and liability included in the Consolidated Balance Sheets at December 31, 2009, and 2008 are as follows:

	2009	2008
	(In thousands)

Deferred tax assets:
Compensation and employee benefits	$1,346	$3,221
Accrued expenses and other future deductible items	5,412	4,833
Foreign operating loss carryforward	17,965	17,256
State and local operating loss carryforward	2,317	1,616
Federal operating loss carryforward	2,873	737
Deferred state income taxes	182	279
Contributions carryforward	68	67
Capital loss carryforward	18	18
Foreign tax credit carryforward	10,552	3,678
Unrealized foreign exchange losses	3,377	533
Stock option expense	455	—
Other	3,141	2,956

Total deferred tax assets	47,706	35,194
Deferred tax liabilities:
Intangible assets	(1,673)	(1,247)
Depreciation and software costs	(3,930)	(521)
Open market repurchase	(995)	—

Total deferred tax liability	(6,598)	(1,768)
Valuation allowance	(28,080)	(22,368)

Total net deferred tax asset/(liability)	$13,028	$11,058

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2009 and 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $3.1 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company has a Federal operating loss carryforward of approximately $8.4 million with a recognized tax benefit of approximately $2.9 million that will expire in 2027.

The deferred tax asset for state and local operating loss carryforward of approximately $2.3 million relates to amounts that expire at various times from 2010 to 2029. The amount that will expire in 2010 is approximately $24,000. A valuation allowance has been established for approximately $505,000 of this tax asset based upon an assessment that it is more likely than not that realization cannot be assured in certain tax jurisdictions.

The Company has foreign operating loss carryforwards of approximately $5.9 million with a recognized tax benefit of approximately $1.9 million that can be carried forward indefinitely.

The Company has foreign operating loss carryforwards of approximately $58.5 million with a tax benefit of approximately $16.0 million for which a valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Of this benefit, approximately $540,000 will expire at various times from 2010 to 2020 and approximately $15.5 million can be carried forward indefinitely.

The Company has a Federal foreign tax credit carryforward of approximately $10.5 million that will expire in 2016. A valuation allowance has been recorded against approximately $8.5 million of this asset based upon the assessment that it is more likely than not that realization will not be assured before expiration.

A valuation allowance has been established for other deferred tax assets of approximately $3.0 million related to operations in foreign tax jurisdictions based upon an assessment that it is more likely than not that realization cannot be assured.

Yearly activity related to the Company’s valuation allowance is as follows:

	2009	2008	2007
	(In thousands)

Beginning balance	$22,368	$19,341	$18,118
Additions charged to expense	1,025	9,080	3,050
Additions attributable to acquisitions	6,874	—	—
Reductions from utilization, reassessments and expirations	(2,187)	(6,053)	(1,827)

Ending balance	$28,080	$22,368	$19,341

Under current accounting requirements, at December 31, 2009, approximately $12.4 million of the valuation allowance relates to prior year business combinations. If this deferred tax asset is subsequently recognized, the Company will be required to credit the current period’s tax provision rather than goodwill.

There were no income tax costs (benefits) related to unrealized gains and losses in Other Comprehensive Income components of Shareholders’ Equity for any period presented. Where appropriate, the components of Other Comprehensive Income are presented net of an approximate 40% tax rate.

At both December 31, 2009 and 2008, the unrealized tax benefit was approximately $1.8 million, gross of federal tax benefit. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2009	2008	2007
	(In thousands)

Beginning Balance	$1,764	$5,447	$—
Unrecognized tax benefit — adoption	—	—	6,828
Gross increases — tax positions in prior period	—	230	167
Gross decreases — tax positions in prior period	—	(2,747)	(352)
Gross increases — tax positions in current period	451	384	1,663
Gross decreases — tax positions in current period	—	—	(71)
Settlements	—	—	—
Lapse of statute of limitations	(447)	(1,550)	(2,788)

Unrecognized tax benefit balance at December 31	$1,768	$1,764	$5,447

Included in the balance at December 31, 2009, are approximately $1.8 million of unrecognized tax benefits, net of federal tax benefit that, if recognized, would affect the effective tax rate.

The liabilities for unrecognized tax benefits are carried in other non-current liabilities on the Consolidated Balance Sheets because the payment of cash is not anticipated within one year of the balance sheet date for any significant amounts.

Interest and penalties associated with uncertain tax positions are recognized as components of income tax expense on the Consolidated Statements of Operations. The Company reduced tax related interest and penalties in the amount of approximately $93,000 in its Consolidated Statements of Operations during 2009 and at December 31, 2009, has recorded a liability of approximately $144,000 for interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 and state and local or foreign income tax examinations by tax authorities for years before 2005.

The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years

United States	2006 - 2009
Germany	2007 - 2009
United Kingdom	2006 - 2009
Netherlands	2008 - 2009

The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.

13.	ACQUISITION:

Details pertaining to the Company’s 2008 acquisition are listed below. The Company had no acquisitions in 2009 or 2007. The acquisition occurring in 2008 has been accounted for using the purchase method of accounting.

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

(In thousands at the
prevailing exchange rate
at June 2, 2008,
except contingent
consideration recorded at appropriate
Purchase Price Allocation	exchange rate)

Cash	$1,562
Accounts receivable	5,922
Other current assets	1,398
Property, plant and equipment	2,913
Other long-term assets	1,196
Intangible assets	4,930
Goodwill	14,112

Total assets acquired	32,033
Advance billings	(3,503)
Other current liabilities	(2,956)
Other long-term liabilities	(898)

Total liabilities assumed	(7,357)

Net assets acquired	$24,676

For the acquisition discussed above, results of operations are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition of DecisionLine occurred at the beginning of 2008:

Twelve Months Ended
December 31, 2008(1)
(In thousands, except per share data)

Net service revenues	$485,778
Income before income taxes	$41,866
Net income	$24,302
Net income per diluted share	$1.62
Weighted average shares	14,993

(1)	As adjusted due to the implementation of accounting guidance related to the convertible debt. See Note 2: Accounting Changes.

Pro forma results for the twelve months ended December 31, 2008 reflect historical restructuring costs of approximately of $480,000 ($307,000 net of tax).

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2008, nor is it necessarily indicative of future operating results.

14.	INVESTMENTS:

The Company has a 50%-owned joint venture investment in Beijing KendleWits Medical Consulting Co., Ltd. (KendleWits), a company located in China. This investment is accounted for under the equity method. To date, the Company has contributed approximately $750,000 for the capitalization of KendleWits. In 2003, the Company determined that its investment in KendleWits was permanently impaired and as a result recorded a non-cash charge to reduce the carrying value of its investment to zero. Future capital investment needs will be dependent upon the on-going capitalization needs of KendleWits and the Company’s willingness to provide additional capital. The Company is not obligated to make any additional investment in KendleWits and currently has no plans to do so.

15.	SEGMENT INFORMATION:

The Company operates its business in two reportable segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations, while Late Stage is comprised of contract services related to Phase II through IV clinical trials, regulatory affairs and biometrics offerings. The Late Stage segment changed its reporting unit structure in 2009. The Late Stage reporting units still meet the criteria for aggregation and there is no change to segment reporting as a result of the reorganization. Support and Other consists of unallocated corporate expenses, primarily information technology, marketing and communications, human resources, finance and legal, net of revenues earned for billable administrative services performed.

Segment information for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Early	Late	Support
	Stage	Stage	& Other		Total
	(In thousands)

Twelve months ended December 31, 2009
Net service revenues	$37,473	$370,178	$9,037		$416,688
Reimbursable out-of-pocket revenues	—	135,224	—		135,224

Total revenues	$37,473	$505,402	$9,037		$551,912
Operating income (loss)	$4,187	$81,109	$(49,722)		$35,574
Total assets	$48,070	$406,832	$84,821	(a)	$539,723

	Early	Late	Support
	Stage(b)	Stage	& Other		Total
	(In thousands)

Twelve months ended December 31, 2008
Net service revenues	$35,199	$430,317	$9,576		$475,092
Reimbursable out-of-pocket revenues	—	203,489	—		203,489

Total revenues	$35,199	$633,806	$9,576		$678,581
Operating income (loss)	$6,177	$105,140	$(54,491)		$56,826
Total assets	$46,431	$423,785	$84,672	(a)	$554,888	(c)

	Early	Late	Support
	Stage	Stage	& Other	Total
	(In thousands)

Twelve months ended December 31, 2007
Net service revenues	$21,373	$366,379	$9,832	$397,584
Reimbursable out-of-pocket revenues	—	171,234	—	171,234

Total revenues	$21,373	$537,613	$9,832	$568,818
Operating income (loss)	$2,941	$85,971	$(36,098)	$52,814

(a)	Primarily comprised of cash and tax-related assets.

(b)	The Early Stage segment results for the twelve months ended December 31, 2008 include the June (acquisition date) through December operating results of DecisionLine.

(c)	As adjusted due to the implementation of accounting guidance related to the convertible debt. See Note 2: Accounting Changes.

Financial information by geographic area is as follows:

	For the Years Ended December 31,
Net Service Revenues	2009	2008	2007
	(In thousands)

North American Region:
United States	$179,700	$214,935	$196,588
Other	21,166	14,411	1,654

	$200,866	$229,346	$198,242

European Region:
Germany	$40,475	$56,661	$41,822
United Kingdom	37,792	42,303	44,145
Other	79,362	90,564	79,228

	$157,629	$189,528	$165,195

Latin American Region(1):	$40,829	$38,996	$20,784
Asia/Pacific Region:	$17,364	$17,222	$13,363

Total Net Service Revenues	$416,688	$475,092	$397,584

(1)	Latin American region includes Mexico

	For the Years Ended
	December 31,
Identifiable Long-Lived Assets	2009	2008
	(In thousands)

North American Region:
United States	$41,711	$33,119
Other	2,414	2,275

	$44,125	$35,394

European Region:
Germany	$743	$780
United Kingdom	3,606	3,344
Other	3,107	3,332

	$7,456	$7,456

Latin American Region:(1)	$2,635	$2,507
Asia/Pacific Region:	$1,099	$1,079

Total long-lived assets	$55,315	$46,436

(1)	Latin American region includes Mexico

No other country is material for separate presentation for any period presented.

In 2009 and 2008, there were no sponsors who individually accounted for more than 10% of the Company’s consolidated net service revenues.

16.	QUARTERLY FINANCIAL DATA (unaudited):

Earnings per basic share as presented on the 2009 and 2008 income statements do not equal the sum of earnings per share for each quarter presented below due to rounding differences in each quarter.

Quarter	First	Second	Third	Fourth
	(In thousands, except per share data)

2009
Net service revenues	$108,103	$107,351	$104,588	$96,646
Gross profit	50,126	52,147	55,674	48,155
Income from operations	8,137	6,978	15,533	4,926
Net income	887	3,193	8,826	2,331
Net income per diluted share	0.06	0.21	0.59	0.16
Net income per basic share	0.06	0.22	0.59	0.16

Quarter	First	Second	Third	Fourth

2008
Net service revenues	$114,124	$126,989	$124,828	$109,151
Gross profit	54,954	63,466	60,758	48,478
Income from operations	13,975	16,080	15,869	10,902
Net income(1)	4,104	6,303	9,381	3,355
Net income per diluted share(1)	0.27	0.42	0.62	0.22
Net income per basic share(1)	0.28	0.43	0.64	0.23

(1)	As adjusted due to the implementation of accounting guidance related to convertible debt. See Note 2: Accounting Changes.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENDLE INTERNATIONAL INC.

/s/  Candace Kendle
Candace Kendle, PharmD
Chairman, CEO and Principal Executive Officer

DATE SIGNED: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Candace Kendle Candace Kendle, PharmD	Chairman of the Board of Directors, Chief Executive Officer and Principal Executive Officer	March 16, 2010

* Christopher C. Bergen	Executive Vice President and Chief Administrative Officer	March 16, 2010

/s/ Keith A. Cheesman Keith A. Cheesman	Senior Vice President, Chief Financial Officer and Principal Financial Accounting Officer	March 16, 2010

* G. Steven Geis, Ph.D., M.D.	Director	March 16, 2010

* Donald C. Harrison, M.D.	Director	March 16, 2010

* Timothy E. Johnson, Ph.D.	Director	March 16, 2010

* Frederick A. Russ, Ph.D.	Director	March 16, 2010

* Robert R. Buck	Director	March 16, 2010

* Timothy M. Mooney	Director	March 16, 2010

* /s/ Jarrod B. Pontius Jarrod B. Pontius	as Attorney In-Fact	March 16, 2010

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Filing Status

2.1	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006	*
2.2	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc.	*
3.1	Restated and Amended Articles of Incorporation	*
3.2	Amended and Restated Code of Regulations	*
3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares	*
4	Specimen Common Stock Certificate	*
4.1	Shareholder Rights Agreement dated August 14, 2009 between the Company and American Stock Transfer & Trust Company LLC, as Rights Agent	*
4.2	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association	*
4.3	Supplemental Indenture No. 1 dated July 16, 2007 between the Company and LaSalle Bank National Association	*
10.1	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan	*
10.2	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen	*
10.3	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney	*
10.4	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders	*
10.5	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman	*
10.6	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck	*
10.7	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price	*
10.8	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above and filed previously.	*
10.9	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch	*
10.10	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch	*
10.11	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch	*
10.12	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch	*
10.13	Lease Agreement dated February 27, 2008 by and between the Company and Carew Realty, Inc.	*
10.14	Credit Agreement dated as of March 15, 2010 by and among the Company, various Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	Filed herewith
10.15	Guaranty dated as of March 15, 2010 by and among various Subsidiaries of the Company in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Filed herewith
10.16	Pledge and Security Agreement dated as of March 15, 2010 by and among the Company, various Subsidiaries of the Company and JPMorgan Chase Bank. N.A., as Administrative Agent	Filed herewith

Exhibit
Number	Description of Exhibit	Filing Status

10.17	MANAGEMENT CONTRACTS AND COMPENSATION PLANS	*
	(a) 1995 Stock Option and Stock Incentive Plan	*
	(b) 1995 Stock Option and Stock Incentive Plan — Individual Stock Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))	*
	(c) 1997 Stock Option and Stock Incentive Plan	*
	(c)(1) Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(2) Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(3) Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(4) Form of Restricted Stock Award Agreement	*
	(d) Form of Protective Compensation and Benefit Agreement	*
	(e) 2007 Stock Incentive Plan	*
	(e)(1) Form of Performance-Based Stock Unit Agreement	*
	(f) Annual Incentive Plan	*
	(g) Nonqualified Deferred Compensation Plan	*
	(h) 2003 Directors Compensation Plan	*
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14	Code of Ethics	Available on the Company’s website
21	List of Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
24	Powers of Attorney	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer	Filed herewith