Form 10-Q
period 2010-03-31
KENDLE INTERNATIONAL INC
filed 2010-05-10
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 000-23019
KENDLE INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1274091 (IRS Employer Identification No.)

441 Vine Street, Suite 500, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,898,229 shares of Common Stock, no par value, as of April 30, 2010.

KENDLE INTERNATIONAL INC.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$50,280	$52,103
Restricted cash	629	1,112
Accounts receivable, net	110,852	125,287
Deferred tax assets — current	8,352	8,147
Other current assets	20,733	20,676

Total current assets	190,846	207,325

Property and equipment, net	55,830	53,539
Goodwill	243,286	243,589
Other finite-lived intangible assets, net	14,289	15,164
Long-term deferred tax assets	9,686	12,716
Other assets	7,250	7,390

Total assets	$521,187	$539,723

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of obligations under capital leases	$40	$52
Trade payables	14,241	14,928
Advance billings	75,411	76,202
Other accrued liabilities	44,973	59,667

Total current liabilities	134,665	150,849

Obligations under capital leases, less current portion	24	34
Convertible notes, net	139,758	138,308
Deferred tax liabilities	2,822	7,508
Non-current income taxes payable	1,872	1,872
Other liabilities	4,863	5,105

Total liabilities	$284,004	$303,676

Commitments and contingencies

Shareholders’ equity:

Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,917,755 and 14,912,327 shares issued and 14,894,703 and 14,889,275 outstanding at March 31, 2010 and December 31, 2009, respectively	$75	$75
Additional paid in capital	181,085	180,534
Accumulated earnings	34,947	33,736
Accumulated other comprehensive income:
Foreign currency translation adjustment	21,568	22,194
Less: Cost of common stock held in treasury, 23,052 shares at March 31, 2010 and December 31, 2009, respectively	(492)	(492)

Total shareholders’ equity	237,183	236,047

Total liabilities and shareholders’ equity	$521,187	$539,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009

Net service revenues	$90,227	$108,103
Reimbursable out-of-pocket revenues	26,229	36,958

Total revenues	116,456	145,061

Costs and expenses:
Direct costs	47,439	57,977
Reimbursable out-of-pocket costs	26,229	36,958
Selling, general and administrative expenses	34,737	38,030
Depreciation and amortization	3,785	3,958

Total costs and expenses	112,190	136,923

Income from operations	4,266	8,138

Other income (expense):
Interest income	22	230
Interest expense	(3,228)	(3,876)
Other, net	1,720	3,163

Total other expense	(1,486)	(483)

Income before income taxes	2,780	7,655

Income taxes	1,569	6,769

Net income	$1,211	$886

Income per share data:
Basic:
Net income per share	$0.08	$0.06

Weighted average shares	14,893	14,842

Diluted:
Net income per share	$0.08	$0.06

Weighted average shares	15,036	14,975
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009

Net income	$1,211	$886

Other comprehensive income (loss):

Foreign currency translation adjustment	(626)	(3,777)

Comprehensive income (loss)	$585	$(2,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$1,211	$886
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,785	3,958
Deferred income taxes	(1,623)	288
Compensation expense on stock grants	526	357
Debt issue cost amortization	2,318	2,054
Foreign currency exchange gain	(874)	(3,309)
Other	374	1,712
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	439	(56)
Accounts receivable	12,359	4,239
Other current assets	(1,250)	(2,744)
Other assets	(145)	(26)
Trade payables	203	982
Advance billings	726	(3,341)
Accrued liabilities and other	(11,538)	3,328

Net cash provided by operating activities	6,511	8,328

Cash flows from investing activities:
Proceeds from termination of foreign currency hedges	—	17,312
Acquisitions of property and equipment and internally developed software	(5,773)	(5,435)
Acquisitions of businesses, less cash acquired	(2,400)	(16)
Other	10	—

Net cash provided by (used in) investing activities	(8,163)	11,861

Cash flows from financing activities:
Debt issue costs	(307)	(482)
Payments on capital lease obligations	(22)	(63)
Amounts payable — book overdraft	147	1,028
Proceeds from issuance of common stock	31	22
Income tax benefit from stock option exercises and other	7	—

Net cash provided by (used in) financing activities	(144)	505

Effects of exchange rates on cash and cash equivalents	(27)	(851)

Net increase (decrease) in cash and cash equivalents	(1,823)	19,843
Cash and cash equivalents:
Beginning of period	52,103	35,169

End of period	$50,280	$55,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding.

The following table sets forth the computation for basic and diluted net income per share or earnings per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2010	2009

Basic earnings per share calculation:
Net income	$1,211	$886

Weighted average shares outstanding for basic EPS computation	14,893	14,842

Earnings per share — basic	$0.08	$0.06

Diluted earnings per share calculation:
Net income	$1,211	$886

Weighted average shares outstanding	14,893	14,842
Dilutive effect of stock options and restricted stock	143	133

Weighted average shares outstanding for diluted EPS computation	15,036	14,975

Earnings per share — assuming dilution	$0.08	$0.06

For the three months ended March 31, 2010, approximately 128,000 of outstanding options were antidilutive compared to approximately 145,000 for the three months ended March 31, 2009.

Under accounting guidance related to contingently convertible instruments on diluted earnings per share, due to the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 3) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of the quarter ended March 31, 2010. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

Share Price	Convertible Notes Shares	Warrant Shares	Total Treasury Method Incremental Shares (1)	Shares Due to the Company under Note Hedges	Incremental Shares Issued by the Company Upon Conversion (2)
$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	148,094	—	148,094	(148,094)	—
$55.00	429,003	—	429,003	(429,003)	—
$60.00	663,094	—	663,094	(663,094)	—
$65.00	861,171	188,457	1,049,628	(861,171)	188,457
$70.00	1,030,951	406,288	1,437,240	(1,030,951)	406,288

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Accounting for Uncertainty in Income Taxes
At March 31, 2010, the total amount of unrecognized tax benefits was approximately $1.8 million, of which $1.7 million would impact the effective tax rate, if recognized.
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense in the Company’s Condensed Consolidated Statements of Operations. Tax-related interest and penalties and the related recorded liability were not material at March 31, 2010.
The Company does not have a material amount of unrecognized tax benefits for which the statute of limitations is expected to expire within the next 12 months. The remaining unrecognized tax benefits primarily include potential transfer pricing exposures from allocation of income between tax jurisdictions and potential deemed foreign dividends.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years

United States	2006 - 2009
Germany	2007 - 2009
United Kingdom	2006 - 2009
Netherlands	2005 - 2009
The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.

Subsequent Events
Accounting guidance related to subsequent events requires entities to evaluate events or transactions occurring after the balance sheet date through the date of issuance of the condensed consolidated financial statements to determine whether events require recognition or nonrecognition and disclosure. Recognition is required for the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events may require disclosure. The Company has evaluated subsequent events through the issuance date of its Condensed Consolidated Financial Statements. See Note 3 for disclosure of a subsequent event related to the Company’s credit facility.
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605) related to revenue recognition for multiple deliverable revenue arrangements. The guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.
In December 2009, the FASB issued FASB ASU 2009-17, Consolidations (Topic 810), which codifies guidance related to former Statement 167 and revises guidance issued under former FIN46(R). This guidance changes the process for determining which reporting entity, if any, has a controlling financial interest that would require consolidation. The guidance is effective at the start of the fiscal year beginning after November 15, 2009 (January 1, 2010 for the Company). The Company has adopted the guidance with no impact to its consolidated financial statements.
2. Goodwill and Other Intangible Assets:
Goodwill at March 31, 2010 and December 31, 2009 consisted of the following:

(In thousands)	Early Stage	Late Stage	Total

Balance at December 31, 2009	$18,313	$225,276	$243,589
Foreign currency fluctuations	422	(725)	(303)

Balance at March 31, 2010	$18,735	$224,551	$243,286

Amortizable intangible assets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2010	2009

Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,308	$22,169
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	17,997	17,963

Total carrying amount	$49,105	$48,932
Accumulated Amortization:
Customer relationships	$(8,943)	$(8,098)
Completed technology	(1,901)	(1,771)
Backlog	(5,975)	(5,936)
Internally developed software (a)	(16,324)	(16,187)

Total accumulated amortization	$(33,143)	$(31,992)

Net amortizable intangible assets	$15,962	$16,940

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
3. Debt:
Through March 15, 2010, the Company was party to a credit agreement (including all amendments, the “Old Facility”). The Old Facility was comprised of a revolving loan commitment with a maximum borrowing capacity of $53.5 million that would have expired in August 2011. The Old Facility contained various affirmative and negative covenants including financial covenants regarding maximum leverage ratio, minimum interest coverage ratio and limitations on capital expenditures.
On March 15, 2010, the Company terminated the Old Facility and entered into a new credit agreement (the “Facility”). The Facility is comprised of a $35 million revolving loan commitment, with up to $10 million of such commitment available for issuance of letters of credit and up to $5 million of such commitment available for same-day swing line loans. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin; or (ii) an adjusted LIBOR plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.
The Facility, as amended on April 27, 2010, matures on March 31, 2015. Before this amendment, the Facility had the potential for accelerated maturity on January 15, 2012 in the event that five percent (5%) or more of the currently outstanding principal amount of the Convertible Notes discussed below had not been redeemed or repaid in full on or prior to January 15, 2012.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures and limitations on certain acquisitions and asset sales outside the ordinary course of business, as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. As of March 31, 2010, the Company is in compliance with the covenants.
In connection with the termination of the Old Facility, the Company wrote off $665,000 of unamortized fees during the first quarter of 2010. This expense is included in interest expense for the quarter.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit loan portion of the Old Facility, the Facility or the Multicurrency Facility.
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
The carrying amounts of the equity and debt components were as follows:

(in thousands)	As of March 31, 2010	As of December 31, 2009

Equity component, carrying amount	$36,208	$36,208

Principal component, at par	$154,500	$154,500
Unamortized discount	(14,742)	(16,192)

Principal component, carrying amount	$139,758	$138,308

The net carrying amounts of the Convertible Notes are classified as long-term in the accompanying Condensed Consolidated Balance Sheets. The debt discount and adjusted debt issuance costs are being amortized, using the effective interest rate method, over the term of the Convertible Notes which mature on July 15, 2012. Interest expense on the Convertible Notes has been recorded at an effective rate of 8.02%.

Interest expense recognized related to the Convertible Notes was as follows:

	For the three months ended March 31,
(in thousands)	2010	2009

Interest cost at coupon rate	$1,303	$1,688
Discount amortization	1,450	1,752

Total interest expense recognized	$2,753	$3,440

4. Commitments and Contingencies:
In the fourth quarter of 2008, the Company identified a programming issue unique to one study and one customer that required the Company to rework a large portion of the project and additionally, to bear costs that would, under normal circumstances, be absorbed by the customer. As a result, the Company recorded an accrual in 2008 and throughout 2009 for estimated additional direct costs of approximately $7.1 million and reduced net service revenues by approximately $2.3 million. Also in 2009, the Company received an insurance claim recovery of $5.0 million. In 2010, all work has been satisfactorily completed and all liabilities owed to either party have been settled for the amounts previously accrued.
5. Stock Based Compensation:
In the first three months of 2010, the Company issued 31,202 shares of time vested restricted share units (RSUs) under the 2007 Stock Incentive Plan. Of this award, 16,238 shares vest in their entirety after 18 months, 12,464 shares split-vest over 24 months and the remaining 2,500 shares vest in their entirety after 15 months. Of the 31,202 shares awarded, 5,971 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense for the remaining RSUs will be recorded on a straight-line basis over the vesting period.
In the first three months of 2010, the Company issued 51,432 shares of performance-based restricted stock units. The vesting of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2010, and a service condition, as 33% vest in March 2011, 33% vest in January 2012, and 33% vest in January 2013. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to between 50% and 90% of the original award based upon the target tier level achieved. Of the total of 51,432 shares issued, 27,362 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2010, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2010, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2010 and would expect to record the second half of the expense in the third quarter of 2010. Expense for non retirement-eligible associates is being recorded over the vesting period (33 months).

The following is a summary of stock based compensation expense recorded by the Company for the following periods:

	Three Months Ended March 31
(in thousands)	2010	2009
Stock options	$41	$49
Non-vested common stock	454	308

Total stock based compensation	$495	$357

As of March 31, 2010, there was approximately $1,837,000 of total unrecognized compensation cost, approximately $462,000 of which relates to options and $1,375,000 of which relates to non-vested common stock. The cost is expected to be recognized over a weighted-average period of 2.1 years for options and 1.5 years for non-vested common stock.
Stock Options:
The following table summarizes information regarding stock option activity in the first three months of 2010:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at December 31, 2009	379,875	$16.44
Granted	—	—
Canceled	—	—
Exercised	(4,330)	7.09

Options outstanding at March 31, 2010	375,545	16.55	4.74	$2,031
Exercisable at March 31, 2010	333,095	15.42	4.25	$1,969
Substantially all of the outstanding options are expected to vest.
The total intrinsic value of stock options exercised was approximately $53,000 in the three months ended March 31, 2010 compared to approximately $52,000 in the three months ended March 31, 2009.
Non-Vested Common Stock:
A summary of non-vested common stock activity during the first three months of 2010 is as follows:

Non-Vested Stock	Shares
Shares outstanding at December 31, 2009	52,316
Granted	82,634
Vested	(500)
Canceled	(700)

Shares outstanding at March 31, 2010	133,750
The weighted-average per share fair value of non-vested shares that were granted in the first three months of 2010 was $17.38 per share.
The weighted-average per share fair value (as of grant date) of non-vested shares that vested during the first three months of 2010 was $9.36 per share. These shares were granted during the second quarter of 2009.

6. Fair Value of Financial Instruments:
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
The Company generally applies fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill pursuant to accounting guidance related to goodwill and other intangible assets and, (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to accounting guidance related to impairment or disposal of long-lived assets.
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at March 31, 2010:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Money Market Accounts	$18,030	$18,030	$—	$—
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Money Market Accounts	$16,627	$16,627	$—	$—
The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value. The fair value of the Company’s Convertible Notes was approximately 94% and 89% of the par value at March 31, 2010 and December 31, 2009, respectively.

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
Segment information for the three months ended March 31, 2010 and 2009 is as follows:

	Early	Late	Support
(in thousands)	Stage	Stage	& Other	Total

Three months ended March 31, 2010
Net service revenues	$7,371	$82,104	$752	$90,227
Reimbursable out-of-pocket revenues	$633	$25,596	$—	$26,229

Total revenues	$8,004	$107,700	$752	$116,456
Operating income (loss)	$58	$16,988	$(12,780)	$4,266

Three months ended March 31, 2009
Net service revenues	$9,082	$96,638	$2,383	$108,103
Reimbursable out-of-pocket revenues	$—	$36,958	$—	$36,958

Total revenues	$9,082	$133,596	$2,383	$145,061
Operating income (loss)	$1,020	$21,186	$(14,068)	$8,138
Identifiable assets by segment for the periods ended March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
(in thousands)	2010	2009

Identifiable assets:

Early Stage	$45,123	$48,070
Late Stage	$396,576	$406,832
Support & Other (a)	$79,488	$84,821

Total assets	$521,187	$539,723

(a)	Primarily comprised of cash and tax-related assets.
8. Restructuring Costs:
Late in the fourth quarter of 2009, the Company initiated measures to reduce costs and to more appropriately match the workforce size to the anticipated demand and workload. As a result, the Company committed to an additional workforce action to reduce headcount by approximately 9%, primarily in the U.S. and Western Europe, and expensed $3.8 million of severance costs as of December 31, 2009. Approximately 60% related to the Late Stage segment and 40% related to the Support and Other segment. During the first quarter of 2010, $2.5 million was paid and $1.3 million remains accrued as of March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
Company Overview
Kendle International Inc. (the Company or Kendle) is a global clinical research organization (CRO) that delivers integrated clinical development services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services, among other services, on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. The Company operates its business in two reportable operating segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of clinical development services related to Phase II through IV clinical trials, regulatory affairs and biometrics and statistics offerings. The Company has, in the past, aggregated its Clinical and Data Monitoring operating unit, Regulatory, Site and Medical affairs operating unit, Biostatistics and Statistical Programming operating unit and its Project Management and Late Phase operating unit into the Late Stage segment under the aggregation criteria in accounting guidance related to disclosures about segments of an enterprise and related information. The aggregation criteria met include a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. In addition, the Company reports support functions primarily composed of unallocated corporate expenses, information technology, marketing and communications, human resources, finance and legal under the Support and Other category for purposes of segment reporting. A portion of the costs incurred from the support units are allocated to the Early and Late Stage reportable operating segments.
The Company primarily earns net service revenues through performance under Late Stage segment “full-service” contracts. The Company also recognizes revenues through limited or functional service contracts, consulting contracts, and Early Stage segment contracts. For a detailed discussion regarding the Company’s Late Stage segment contracts, Early Stage segment contracts, revenue recognition process and other Critical Accounting Policies and Estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of its major customers could have a material adverse effect on the Company.
New Business Authorizations and Backlog
New business authorizations, representing new sales of our services, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business authorizations for the three months ended March 31, 2010 and 2009 were approximately $89 million and $81 million, respectively.
In 2009 and continuing into the first quarter of 2010, new business authorizations declined significantly from historical levels due to a variety of reasons, some of which are the continued delays in and lengthening of the selling cycle. Mergers and acquisitions by and between the Company’s customers in the biopharmaceutical industry are resulting in delays in signed contracts, as well as extending the time in which our customers make final project decisions, as our customers are re-evaluating their research and development spending priorities in an effort to control costs. We believe that biopharmaceutical research and development spending has slowed from the historical levels and that growth rates in the next few years may not return to historical levels. However, we also believe that outsourcing penetration is likely to increase, as outsourcing is an effective means for our customers to reduce their costs. In addition, smaller customers without large partners have experienced difficulty obtaining financing.
In general, in 2009 and continuing into the first quarter of 2010, the Company experienced cancellations at a higher level than its historical norms. Cancellations in the first quarter of 2010 were outside of the Company’s control and substantially attributable to development pipeline reprioritization, lack of drug efficacy and sponsor funding issues. Therefore, the Company is uncertain as to whether this abnormal level of cancellation experience will continue.
Backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future, as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. Backlog at March 31, 2010 was approximately $768 million. The net book-to-bill ratio was .4 to 1 and .2 to 1, respectively, for the three months ended March 31, 2010 and 2009.
As discussed in “Item 1 — Backlog” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations
Revenues

	Three Months Ended March 31,
			% Increase
(in thousands)	2010	2009	(Decrease)

Net service revenues
Late stage	$82,104	$96,638	-15.0%
Early stage	7,371	9,082	-18.8%
Support & other	752	2,383	-68.4%

Total net service revenues	90,227	108,103	-16.5%
Reimbursable out-of-pocket revenues*	26,229	36,958	-29.0%

Total revenues	$116,456	$145,061	-19.7%

*	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.
Net service revenues declined approximately $17.9 million for the first quarter of 2010 as a result of reduced volume of services provided, partially offset by benefits from foreign currency exchange rates. Revenues would have been approximately $5.1 million lower if 2010 actual revenues were calculated using 2009 exchange rates.
Net service revenues in the Late Stage segment decreased from last year by approximately $14.5 million in the three months ended March 31, 2010. The declines are the result of the lower sales volume in 2009 arising out of continued delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status. Lower sales volumes from new business authorizations in 2009 have resulted in lower revenues in the first quarter of 2010. The Company also experienced a significantly higher than normal cancellation rate on previously awarded studies in 2009 that has continued into the first quarter of 2010. The Company believes this situation is the result of weakness in the current global economy and its customers’ reduced access to capital. Additionally, pharmaceutical company mergers, as well as reduced prescription drug sales and uncertainty in the global economy, delayed customer decisions on previously awarded contracts and slowed the contract signature process as pharmaceutical companies re-evaluate their pipelines.
Net service revenues from the Early Stage segment decreased by approximately $1.7 million in the quarter, primarily due to lower sales volumes and continued project delays.

A summary of net service revenues by geographic region for the three months ended March 31, 2010 and 2009 is presented below.

	Three Months Ended March 31,
			% Increase
(in thousands)	2010	2009	(Decrease)
North America	$42,097	$57,204	-26.4%
Europe	36,625	35,484	3.2%
Latin America	8,346	12,039	-30.7%
Asia-Pacific	3,159	3,376	-6.4%
Total net service revenues	$90,227	$108,103	-16.5%
As mentioned above, as a result of lower sales or new business authorizations in 2009, revenues have decreased from the same period of the previous year. In 2010, the European region has benefitted from favorable exchange rate fluctuations. Additionally, the decline in revenues in the Latin American region is due to the winding down and completion of several large studies, as well as unfavorable exchange rate fluctuations.
The top five customers based on net service revenues contributed approximately 26% of net service revenues during the first quarter of 2010 and 30% of net service revenues during the first quarter of 2009. No customer accounted for more than 10% of total net service revenues in any period presented.
The Company’s results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have adverse effects on the Condensed Consolidated Financial Statements. Fluctuations in the Company’s sales cycle and the ability to maintain large customer contracts or to enter into new contracts could negatively affect the Company’s long-term growth. For a more detailed discussion regarding the risk factors associated with the Company’s results of operations, among other things, see Item 1A-Risk Factors, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Operating Expenses

	Three Months Ended March 31,
			% Increase
(in thousands)	2010	2009	(Decrease)
Direct costs	$47,439	$57,977	-18.2%
Reimbursable out-of-pocket costs*	26,229	36,958	-29.0%
SG&A expenses	34,737	38,030	-8.7%
Depreciation and amortization	3,785	3,958	-4.4%

Total operating expenses	$112,190	$136,923	-18.1%

*	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.
Direct costs decreased from last year by approximately $10.5 million for the quarter ended March 31, 2010 primarily as a result of the cost savings activities initiated in 2009. Direct costs expressed as a percentage of net service revenues were 52.6% and 53.6% for the three months ended March 31, 2010 and 2009, respectively. Direct costs would have been approximately $2.7 million lower if 2010 actual costs were calculated at 2009 exchange rates.
Selling, general and administrative (SG&A) expenses decreased approximately $3.3 million for the quarter ended March 31, 2010 compared to the corresponding period of 2009. The decrease in selling, general and administrative expenses relates primarily to the cost-savings initiatives begun in the second quarter of 2009, as discussed in more detail below. As a percentage of net service revenues, SG&A expenses were 38.5% for the three month period of 2010 compared to 35.2% for the same period a year ago. SG&A as a percent of revenues has increased when compared to the previous period as a significant portion of these costs are more fixed in nature and do not tend to fluctuate with net service revenues. SG&A would have been approximately $1.3 million lower if 2010 actual costs were calculated at 2009 exchange rates.
Beginning in the second quarter of 2009, the Company commenced several initiatives to optimize its workforce and match capacity with demand to reduce operating expenses. These activities included a reduction of discretionary spending, limiting previously planned headcount additions, delay or elimination of merit increases, reduction or elimination of other benefits, workforce reductions or furloughs, and other potential cost savings in an attempt to reduce expenses. In 2009, the Company recorded charges totaling $10.2 million for severance-related and other expenses (primarily related to facility closures). These measures resulted in lower costs in 2010 as compared to 2009. Since the bulk of the Company’s expenses are typically incurred in the Late Stage and Support and Other reportable segments, the majority of the costs removed from the business also affected those two segments.

Income from Operations

	Three Months Ended March 31,
			% Increase
(in thousands)	2010	2009	(Decrease)
Operating income (loss)
Late stage	$16,988	$21,186	-19.8%
Early stage	58	1,020	-94.3%
Support & other	(12,780)	(14,068)	-9.2%

Total operating income	$4,266	$8,138	-47.6%

Operating margin (as a percentage of net service revenues)
Late stage	20.7%	21.9%
Early stage	0.8%	11.2%
Total operating margin	4.7%	7.5%
Income from operations declined in 2010 from 2009 primarily as a result of the decline in net service revenues, partially offset by the Company’s cost reduction efforts. As a percentage of net service revenues, income from operations was 4.7% for the quarter ended March 31, 2010 compared to 7.5% for the same period a year ago.
Late Stage segment income from operations declined by $4.2 million for the quarter ended March 31, 2010 when compared to the same period last year. As discussed above in the revenue section, lower sales or new business authorization volumes in 2009 have manifested in lower actual revenues in 2010. The decline in revenues exceeded the cost reduction efforts resulting in lower operating income. Operating margin for the Late Stage segment was 20.7% for the three month period in 2010 compared to 21.9% for the same period in 2009.
Early Stage income from operations in the first quarter of 2010 decreased significantly from the same period in 2009 as a result of the decline in net service revenues, partially offset by cost reduction efforts. Early Stage operations generally have higher fixed costs making a decline in revenues more difficult to absorb.

Other Income (Expense)

	Three Months Ended March 31,
			Increase
(in thousands)	2010	2009	(Decrease)
Other income (expense)
Interest income	$22	$230	$(208)
Interest expense	(3,228)	(3,876)	648
Foreign currency gains, net	1,870	3,590	(1,720)
Other expenses	(150)	(427)	277

Total other income (expense)	$(1,486)	$(483)	$(1,003)

Interest Expense
The primary component of interest expense is interest on the Company’s 3.375% Convertible Notes issued in 2007. Interest expense on the Convertible Notes was recorded at an effective rate of 8.02%. During the quarter ended March 31, 2010, the amount of interest expense recognized for the contractual interest rate and the discount amortization were $1.3 million and $1.5 million, respectively, for each component for a total of $2.8 million. During the quarter ended March 31, 2009, the amount of interest expense recognized for the contractual interest rate and the discount amortization was $1.7 million for each component for a total of $3.4 million. The decrease in interest expense from the previous year is due to the Company’s 2009 repurchases of Convertible Notes on the open market, which reduced the principal balance outstanding. The remainder of interest expense relates to interest on capital lease obligations and amortization of debt issuance costs, net of capitalized interest.
Foreign Currency
The Company incurs foreign currency exchange gains and losses as part of the normal course of business as it has subsidiaries in many countries outside the U.S. The exchange rate transaction gains and losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location or as a result of regional cash pooling arrangements. In the first quarter of 2010, these foreign exchange transactions resulted in a net gain of $1.9 million as compared to $3.6 million for the same period of 2009. The foreign exchange gains are due primarily to the strengthening of the U.S. Dollar against both the British Pound and Euro and to a lesser extent the strengthening of the British pound against the Euro.
In the first quarter of 2009, the Company terminated an intercompany loan and unwound related foreign currency hedges. As a result of these actions, $1.7 million in foreign exchange losses were recorded for the first quarter of 2009. This loss is included in the net gain of $3.6 million mentioned above.

Income Taxes
The effective income tax rate was 56.4% in the quarter ended March 31, 2010, compared to 88.4% in the quarter ended March 31, 2009. Included in tax expense for the first quarter of 2010 is approximately $350,000 resulting from the December 31, 2009 expiration of certain tax legislation in the U.S. related to the U.S. tax treatment of certain foreign earnings. It is possible that this tax legislation may be retroactively extended by Congress during 2010. If this provision is extended, tax expense will be reduced in the quarter in which the extension is enacted.
Tax expense for the quarter ended March 31, 2009 included discrete tax expense of approximately $4.4 million related to the unwinding of certain foreign currency hedge agreements and related intercompany notes.
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
Net Income
The net income for the quarter ended March 31, 2010 was approximately $1.2 million, or $0.08 per basic and diluted share. Net income for the quarter ended March 31, 2009 was $.9 million or $0.06 per basic and diluted share.
Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents decreased by $1.8 million at March 31, 2010 when compared with December 31, 2009, the result of cash provided by operating activities of $6.5 million, net of cash used in investing and financing activities of $8.2 million and $.1 million, respectively. At March 31, 2010, cash and cash equivalents were $50.3 million. In addition, the Company has approximately $.6 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash provided by operating activities for the period consisted primarily of net income adjusted for noncash expenses such as depreciation and amortization combined with a reduction in net accounts receivable. Total noncash depreciation, amortization and debt issuance cost amortization totaled $6.1 million for the three months ended March 31, 2010. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $35.4 million at March 31, 2010, and $49.1 million at December 31, 2009. The Company has been vigilant in monitoring and collecting its accounts receivable. The decrease in accounts receivable was primarily due to the decline in revenues, as well as, increased collections particularly in the U.S. and the European subsidiaries. The other significant change in operating cash flows was the settlement of the liability related to the customer issue discussed in Note 4 and severance payments made in the first quarter discussed in Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Investing activities for the three months ended March 31, 2010 consisted primarily of $5.8 million in cash used for capital expenditures, mostly related to computer equipment and software purchases, including internally developed software, and $2.4 million for the final payment related to the earnout agreement from the 2008 DecisionLine acquisition.
Financing activities were minimal for the three months ended March 31, 2010 and consisted primarily of cash used in the amount of $307,000 to secure the most recent credit facility (see Note 3) , partially offset by proceeds from book overdrafts.
Capital Resources
On March 15, 2010, the Company terminated its existing credit agreement (including all amendments and related agreements, the “Old Facility”) and entered into a new credit agreement (the “Facility”). The Facility is comprised of a $35 million revolving loan commitment, with up to $10 million of such commitment available for issuance of letters of credit and up to $5 million of such commitment available for same-day swing line loans. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin; or (ii) an adjusted LIBOR plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.
The Facility, as amended on April 27, 2010, matures on March 31, 2015. Before the amendment, the Facility had the potential for accelerated maturity on January 15, 2012 in the event that five percent (5%) or more of the currently outstanding principal amount of the Convertible Notes discussed below had not been redeemed or repaid in full on or prior to January 15, 2012.
Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures and limitations on certain acquisitions and asset sales outside the ordinary course of business, as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. The Company is in compliance with the covenants as of March 31, 2010.
In connection with the termination of the Old Facility, the Company wrote off $665,000 of unamortized fees during the first quarter of 2010. This charge is included in interest expense for the quarter.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit loan portion of the Old Facility, the Facility or the Multicurrency Facility.
The Company’s primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, business development costs, capital expenditures, hiring and recruiting expenses, acquisitions and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under the Facility and the Multicurrency Facility, will be sufficient to meet its foreseeable cash needs for both the short and long term.

The Company has not historically experienced regular liquidity or collections issues with the large majority of its customers. However, the Company does have contracts with biotechnology and small pharmaceutical companies, some of which are dependent upon external financing to fund their contractual commitments. The Company is continuing to monitor the financial status of its customers.
As more of the Company’s revenues are generated in locations other than the U.S., repatriation of those cash flows in a tax efficient manner is increasingly challenging. The Company is continually evaluating strategies to enable it to repatriate non-U.S. cash flows in a tax efficient manner.
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
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on any amounts outstanding under the Facility and Multicurrency Facility. At March 31, 2010, no amounts were outstanding under either the Facility or the Multicurrency Facility.
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
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $21.6 million at March 31, 2010 and $22.2 million at December 31, 2009.
Use of Non-GAAP Financial Measures
The Results of Operations section of this Quarterly Report on Form 10-Q may, from time to time, contain adjustments to amounts calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. The Company’s management believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of ongoing results of operations. Non-GAAP measures should not be considered a substitute for GAAP-based measures and results. The Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

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
Factors that could cause actual performance to differ materially from these forward-looking statements include those risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which risk factors may be updated from time to time by the Company’s Quarterly Reports on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
The Company is in the process of implementing a new enterprise resource planning (ERP) system which will be implemented in phases beginning in the second quarter of 2010. This conversion will affect key financial reporting applications such as general ledger and revenue recognition applications, among others. The Company expects the transition from legacy systems to continue throughout the year and be substantially completed by the end of 2010. The Company is evaluating, and will continue to evaluate, the impact of the implementation on its internal controls related to financial reporting. At this juncture, the Company does not anticipate any adverse impact.
Part II. Other Information

Item 1.	Legal Proceedings
The Company is party to lawsuits and administrative proceedings incidental to the normal course of business. The Company currently is not a party to any pending material proceedings under Item 103 of Regulation S-K, nor, to the Company’s knowledge, is any material litigation currently threatened against the Company.

Item 1A.	Risk Factors
There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status
10.17	Amendment No. 1 to Credit Agreement with various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of April 27, 2010	A
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	B
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	B
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	B
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	B

Filing
Status	Description of Filing Status

A	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2010
B	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: May 10, 2010		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Keith A. Cheesman
Date: May 10, 2010		Keith A. Cheesman
Senior Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description
10.17
Amendment No. 1 to Credit Agreement with various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of April 27, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2010)

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