Form 10-Q
period 2010-06-30
KENDLE INTERNATIONAL INC
filed 2010-08-09
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,905,579 shares of Common Stock, no par value, as of July 30, 2010.

KENDLE INTERNATIONAL INC.
Index

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,179	$52,103
Restricted cash	731	1,112
Accounts receivable, net	97,323	125,287
Deferred tax assets — current	7,457	8,147
Other current assets	22,477	20,676

Total current assets	160,167	207,325

Property and equipment, net	57,009	53,539
Goodwill	241,719	243,589
Other finite-lived intangible assets, net	13,351	15,164
Long-term deferred tax assets	11,646	12,716
Other assets	7,373	7,390

Total assets	$491,265	$539,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$40	$52
Trade payables	11,628	14,928
Advance billings	67,699	76,202
Other accrued liabilities	41,630	59,667

Total current liabilities	120,997	150,849
Obligations under capital leases, less current portion	14	34
Convertible notes, net	130,271	138,308
Deferred tax liabilities	2,551	7,508
Non-current income taxes payable	1,903	1,872
Other liabilities	4,552	5,105

Total liabilities	$260,288	$303,676

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,924,796 and 14,912,327 shares issued and 14,901,744 and 14,889,275 outstanding at June 30, 2010 and December 31, 2009, respectively	$75	$75
Additional paid in capital	181,200	180,534
Accumulated earnings	36,810	33,736
Accumulated other comprehensive income:
Foreign currency translation adjustment	13,384	22,194
Less: Cost of common stock held in treasury, 23,052 shares at June 30, 2010 and December 31, 2009, respectively	(492)	(492)

Total shareholders’ equity	230,977	236,047

Total liabilities and shareholders’ equity	$491,265	$539,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Net service revenues	$82,445	$107,351	$172,672	$215,454
Reimbursable out-of-pocket revenues	28,870	34,804	55,099	71,762

Total revenues	111,315	142,155	227,771	287,216

Costs and expenses:
Direct costs	42,833	55,204	90,272	113,182
Reimbursable out-of-pocket costs	28,870	34,804	55,099	71,762
Selling, general and administrative expenses	34,094	35,226	68,831	73,256
Restructuring expense	1,153	6,006	1,153	6,006
Depreciation and amortization	3,701	3,937	7,486	7,895

Total costs and expenses	110,651	135,177	222,841	272,101

Income from operations	664	6,978	4,930	15,115

Other income (expense):
Interest income	33	133	55	363
Interest expense	(2,871)	(3,728)	(6,099)	(7,604)
Gain on extinguishment of debt	—	3,133	—	3,133
Other	5,403	1,029	7,123	4,194

Total other income	2,565	567	1,079	86

Income before income taxes	3,229	7,545	6,009	15,201

Income taxes	1,366	4,352	2,935	11,121

Net income	$1,863	$3,193	$3,074	$4,080

Income per share data:
Basic:

Net income per share	$0.13	$0.22	$0.21	$0.27

Weighted average shares	14,900	14,849	14,897	14,845

Diluted:
Net income per share	$0.12	$0.21	$0.20	$0.27

Weighted average shares	15,028	14,955	15,041	14,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net income	$1,863	$3,193	$3,074	$4,080

Other comprehensive income (loss):

Foreign currency translation adjustment	(8,184)	5,387	(8,810)	1,610

Comprehensive income (loss)	$(6,321)	$8,580	$(5,736)	$5,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$3,074	$4,080
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,486	7,895
Deferred income taxes	(3,189)	101
Compensation expense on stock grants	945	611
Debt issue cost amortization	3,942	4,070
Foreign currency exchange gain	(4,584)	(4,599)
(Gain) / loss on extinguishment of debt	71	(3,133)
Other	334	824
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	272	(2,243)
Accounts receivable	24,037	18,622
Other current assets	(2,486)	(3,459)
Other assets	(111)	(3)
Trade payables	(930)	1,440
Advance billings	(6,725)	(99)
Accrued liabilities and other	(15,736)	15,276

Net cash provided by operating activities	6,400	39,383

Cash flows from investing activities:
Proceeds from termination of foreign currency hedges	—	17,312
Acquisitions of property and equipment and internally developed software	(11,014)	(11,178)
Acquisitions of businesses, less cash acquired	(2,400)	(2,875)
Other	(34)	17

Net cash provided by (used in) investing activities	(13,448)	3,276

Cash flows from financing activities:
Repurchase of convertible notes	(11,145)	(18,239)
Debt issue costs	(413)	(482)
Payments on capital lease obligations	(32)	(124)
Repurchase of note hedges and warrants	(3)	(79)
Amounts payable — book overdraft	656	470
Proceeds from issuance of common stock	66	47
Income tax benefit from stock option exercises	8	—

Net cash used in financing activities	(10,863)	(18,407)

Effects of exchange rates on cash and cash equivalents	(2,013)	2,354

Net increase (decrease) in cash and cash equivalents	(19,924)	26,606
Cash and cash equivalents:
Beginning of period	52,103	35,169

End of period	$32,179	$61,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
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

The following table sets forth the computation for basic and diluted net income per share or earnings per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic earnings per share calculation:
Net income	$1,863	$3,193	$3,074	$4,080

Weighted average shares outstanding for basic EPS computation	14,900	14,849	14,897	14,845

Earnings per share — basic	$0.13	$0.22	$0.21	$0.27

Diluted earnings per share calculation:
Net income	$1,863	$3,193	$3,074	$4,080

Weighted average shares outstanding	14,900	14,849	14,897	14,845
Dilutive effect of stock options and restricted stock	128	106	144	126

Weighted average shares outstanding for diluted EPS computation	15,028	14,955	15,041	14,971

Earnings per share — assuming dilution	$0.12	$0.21	$0.20	$0.27

For the six months ended June 30, 2010, approximately 128,000 of outstanding options were antidilutive compared to approximately 161,000 for the same period of 2009.
Under accounting guidance related to contingently convertible instruments on diluted earnings per share, due to the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 3) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of the quarter ended June 30, 2010. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

					Incremental Shares
			Total Treasury	Shares Due to the	Issued by the
	Convertible	Warrant	Method Incremental	Company under Note	Company Upon
Share Price	Notes Shares	Shares	Shares (1)	Hedges	Conversion (2)
$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	136,592	—	136,592	(136,592)	—
$55.00	395,683	—	395,683	(395,683)	—
$60.00	611,592	—	611,592	(611,592)	—
$65.00	794,284	173,820	968,104	(794,284)	173,820
$70.00	950,877	374,732	1,325,609	(950,877)	374,732

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Accounting for Uncertainty in Income Taxes
At June 30, 2010, the total amount of unrecognized tax benefits was approximately $1.8 million, of which $1.7 million would impact the effective tax rate, if recognized.
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense in the Company’s Condensed Consolidated Statements of Operations. Tax-related interest and penalties and the related recorded liability were not material at June 30, 2010.
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
2. Goodwill and Other Intangible Assets:
Goodwill at June 30, 2010 and December 31, 2009 consisted of the following:

(In thousands)	Early Stage	Late Stage	Total

Balance at December 31, 2009	$18,313	$225,276	$243,589
Foreign currency translation adjustments	14	(1,884)	(1,870)

Balance at June 30, 2010	$18,327	$223,392	$241,719

Amortizable intangible assets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2010	2009

Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,174	$22,169
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	18,115	17,963

Total carrying amount	$49,089	$48,932
Accumulated Amortization:
Customer relationships	$(9,579)	$(8,098)
Completed technology	(2,031)	(1,771)
Backlog	(6,013)	(5,936)
Internally developed software (a)	(16,458)	(16,187)

Total accumulated amortization	$(34,081)	$(31,992)

Net amortizable intangible assets	$15,008	$16,940

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
3. Debt:
In March 2010, the Company entered into a new credit agreement (the “Facility”). The Facility is comprised of a $35 million revolving loan commitment, with up to $10 million of such commitment available for issuance of letters of credit and up to $5 million of such commitment available for same-day swing line loans. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin; or (ii) an adjusted LIBOR plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.
The Facility, as amended on April 27, 2010, matures on March 31, 2015. Before this amendment, the Facility had the potential for accelerated maturity on January 15, 2012 in the event that five percent (5%) or more of the currently outstanding principal amount of the Convertible Notes discussed below had not been redeemed or repaid in full on or prior to January 15, 2012.
Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures and limitations on certain acquisitions and asset sales outside the ordinary course of business, as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. As of June 30, 2010, the Company is in compliance with the covenants.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of June 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit loan portion of the Old Facility, the Facility or the Multicurrency Facility.
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
In May 2010, the Company repurchased on the open market a portion of its Convertible Notes with a par value of $12 million for cash in the amount of $11.1 million, resulting in a loss of $71,000. Debt issuance costs of $154,000 were written off in conjunction with this repurchase. Consideration in the amount of $348,000 was allocated to the retirement of the equity component and was recorded as a reduction to additional paid in capital.
The carrying amounts of the equity and debt components were as follows:

(in thousands)	As of June 30, 2010	As of December 31, 2009

Equity component, carrying amount	$35,860	$36,208

Principal component, at par	$142,500	$154,500
Unamortized discount	(12,229)	(16,192)

Principal component, carrying amount	$130,271	$138,308

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
Interest expense recognized related to the Convertible Notes was as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(in thousands)	2010	2009	2010	2009

Interest cost at coupon rate	$1,265	$1,606	$2,568	$3,294
Discount amortization	1,406	1,675	2,856	3,427

Total interest expense recognized	$2,671	$3,281	$5,424	$6,721

4. Stock Based Compensation:
In the first six months of 2010, the Company issued 32,252 shares of time vested restricted share units (RSUs) under the 2007 Stock Incentive Plan. Of this award, 17,288 shares vest in their entirety after 18 months, 12,464 shares split-vest over 24 months and the remaining 2,500 shares vest in their entirety after 15 months. Of the 32,252 shares awarded, 5,971 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense for the remaining RSUs will be recorded on a straight-line basis over the vesting period.
In the first six months of 2010, the Company issued 51,432 shares of performance-based restricted stock units. The vesting of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2010, and a service condition, as 33% vest in March 2011, 33% vest in January 2012, and 33% vest in January 2013. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to between 50% and 90% of the original award based upon the target tier level achieved. Of the total of 51,432 shares issued, 27,362 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2010, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2010, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2010 and would expect to record the second half of the expense in the third quarter of 2010. Expense for non retirement-eligible associates is being recorded over the vesting period (33 months).
The following is a summary of stock based compensation expense recorded by the Company for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Stock options	$247	$236	$288	$285
Non-vested restricted common stock	150	18	604	326

Total stock based compensation	$397	$254	$892	$611

As of June 30, 2010, there was approximately $1,516,000 of total unrecognized compensation cost, approximately $336,000 of which relates to options and $1,180,000 of which relates to non-vested common stock. The cost is expected to be recognized over a weighted-average period of 2.1 years for options and 1.4 years for non-vested common stock.

Stock Options:
The following table summarizes information regarding stock option activity in the first six months of 2010:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at December 31, 2009	379,875	$16.44
Granted	38,000	13.88
Canceled	(20,640)	22.72
Exercised	(8,715)	7.62

Options outstanding at June 30, 2010	388,520	$16.05	5.00	$708
Exercisable at June 30, 2010	353,170	$15.61	4.63	$708
Substantially all of the outstanding options are expected to vest.
Under the provisions of accounting guidance pertaining to Stock Compensation, the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	70.1%	70.7%	70.1%	70.7%
Risk-free interest rate	2.1%	2.1%	2.1%	2.1%
Expected term	3.2	3.2	3.2	3.2
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
The total intrinsic value of stock options exercised was approximately $34,000 and $87,000 in the three and six months ended June 30, 2010, respectively, compared to approximately $46,000 and $98,000 in the three and six months ended June 30, 2009, respectively.

Non-Vested Common Stock:
A summary of non-vested common stock activity during the first six months of 2010 is as follows:
Non-Vested Stock

Shares
Shares outstanding at December 31, 2009	52,316
Granted	83,684
Vested	(850)
Canceled	(6,400)

Shares outstanding at June 30, 2010	128,750
The weighted-average per share fair value of non-vested shares that were granted in the first six months of 2010 was $17.38 per share.
The weighted-average per share fair value (as of grant date) of non-vested shares that vested during the first six months of 2010 was $23.84 per share.
5. Fair Value of Financial Instruments:
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
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at June 30, 2010:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Money Market Accounts	$5,706	$5,706	$—	$—

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Money Market Accounts	$16,627	$16,627	$—	$—
The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value. The fair value of the Company’s Convertible Notes was approximately 91% and 89% of the par value at June 30, 2010 and December 31, 2009, respectively.
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

Segment information for the three and six months ended June 30, 2010 and 2009 is as follows:

	Early	Late	Support
(in thousands)	Stage	Stage	& Other	Total

Three months ended June 30, 2010
Net service revenues	$5,932	$75,967	$546	$82,445
Reimbursable out-of-pocket revenues	$574	$28,296	$—	$28,870

Total revenues	$6,506	$104,263	$546	$111,315
Operating income (loss)	$(488)	$13,896	$(12,744)	$664

Three months ended June 30, 2009
Net service revenues	$7,381	$96,557	$3,413	$107,351
Reimbursable out-of-pocket revenues	$—	$34,804	$—	$34,804

Total revenues	$7,381	$131,361	$3,413	$142,155
Operating income (loss)	$(106)	$18,946	$(11,862)	$6,978

	Early	Late	Support
(in thousands)	Stage	Stage	& Other	Total

Six months ended June 30, 2010
Net service revenues	$13,303	$158,071	$1,298	$172,672
Reimbursable out-of-pocket revenues	$1,164	$53,935	$—	$55,099

Total revenues	$14,467	$212,006	$1,298	$227,771
Operating income (loss)	$(430)	$30,883	$(25,523)	$4,930

Six months ended June 30, 2009
Net service revenues	$16,463	$193,195	$5,796	$215,454
Reimbursable out-of-pocket revenues	$—	$71,762	$—	$71,762

Total revenues	$16,463	$264,957	$5,796	$287,216
Operating income (loss)	$914	$40,132	$(25,931)	$15,115
Identifiable assets by segment as of June 30, 2010 and December 31, 2009 are as follows:

(in thousands)	June 30, 2010	December 31, 2009
Identifiable assets:

Early Stage	$44,529	$48,070
Late Stage	$380,757	$406,832
Support & Other (a)	$65,979	$84,821

Total assets	$491,265	$539,723

(a)	Primarily comprised of cash and tax-related assets.

7. Restructuring Expenses:
In an effort to manage costs, the Company continues to evaluate measures to more appropriately match its workforce size to anticipated customer demand and workload and match facilities to anticipated workforce needs. As a result, the Company committed to consolidate certain of its U.K. offices and to an additional workforce action to reduce headcount, primarily in the Late Stage and Support and Other segments in the U.S. and Western Europe, in the amount of $1.2 million. Approximately half of this amount relates to the U.K. office consolidation. During the second quarter of 2010, $1.2 million was added to the accrual, $1.0 million was paid and $1.5 million remains accrued as of June 30, 2010.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
Company Overview
Kendle International Inc. (the Company or Kendle) is a global clinical research organization (CRO) that delivers integrated clinical development services, including clinical trial management, clinical data management, statistical analysis, medical writing, regulatory consulting and organizational meeting management and publications services, among other services, on a contract basis to the biopharmaceutical industry. The Company operates in North America, Europe, Asia/Pacific, Latin America and Africa. The Company operates its business in two reportable operating segments, Early Stage and Late Stage. The Early Stage business currently focuses on the Company’s Phase I operations while Late Stage is comprised of clinical development services related to Phase II through IV clinical trials, regulatory affairs and biometrics and statistics offerings. The Company has aggregated its Clinical and Data Monitoring operating unit, Regulatory, Site and Medical affairs operating unit, Biostatistics and Statistical Programming operating unit and its Project Management and Late Phase operating unit into the Late Stage segment under the aggregation criteria in accounting guidance related to disclosures about segments of an enterprise and related information. The aggregation criteria met include a similar nature of services provided, a similar type of customer, similar methods used to distribute services, similar economic characteristics and a similar regulatory environment. In addition, the Company reports support functions primarily composed of unallocated corporate expenses for information technology, marketing and communications, human resources, finance and legal under the Support and Other category for purposes of segment reporting. A portion of the costs incurred by the support units are allocated to the Early and Late Stage reportable operating segments.
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
New Business Awards and Backlog
New business awards, representing new sales of our services and additional services provided on existing contracts, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Awards can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business awards for the three months ended June 30, 2010 and 2009 were approximately $132 million for both periods.
In 2009 and continuing into 2010, new business awards declined significantly from historical levels due to a variety of reasons, some of which are the continued delays in and lengthening of the selling cycle. Mergers and acquisitions by and between the Company’s customers in the biopharmaceutical industry are resulting in delays in signed contracts, as well as extending the time in which our customers make final project decisions, as our customers are re-evaluating their research and development spending priorities in an effort to control costs. We believe that biopharmaceutical research and development spending has slowed from the historical levels and that growth rates in the next few years may not return to historical levels. In addition, smaller customers without large partners have experienced difficulty obtaining financing. However, we also believe that outsourcing penetration is likely to increase, as outsourcing is an effective means for our customers to reduce their costs.
In general, in 2009 and continuing into 2010, the Company experienced cancellations at a higher level than its historical norms. Cancellations have largely been outside of the Company’s control and substantially attributable to development pipeline reprioritization, lack of drug efficacy and safety and sponsor funding issues. Recent experience indicates that cancellations are beginning to moderate, however the Company remains uncertain as to whether the current level of cancellation experience will continue.
Backlog consists of new business awards for which the work has not started but is anticipated to begin in the future, as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. Backlog at June 30, 2010 was approximately $778 million. The net book-to-bill ratio was 1.2 to 1 and .7 to 1, respectively, for the three months ended June 30, 2010 and 2009.
As discussed in “Item 1 — Backlog” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Decrease	2010	2009	% Decrease

Net service revenues
Late stage	$75,967	$96,557	-21.3%	$158,071	$193,195	-18.2%
Early stage	5,932	7,381	-19.6%	13,303	16,463	-19.2%
Support & other	546	3,413	-84.0%	1,298	5,796	-77.6%

Total net service revenues	82,445	107,351	-23.2%	172,672	215,454	-19.9%
Reimbursable out-of-pocket revenues*	28,870	34,804	-17.0%	55,099	71,762	-23.2%

Total revenues	$111,315	$142,155	-21.7%	$227,771	$287,216	-20.7%

*	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.
Net service revenues declined approximately $24.9 million and $42.8 million for the three and six month periods ended June 30, 2010, respectively, as a result of reduced volume of services provided, partially offset in the year to date period by benefits from foreign currency exchange rates.
Net service revenues in the Late Stage segment for the three and six month periods in 2010 decreased from the same periods of the prior year by approximately $20.6 million and $35.1 million, respectively. The declines are the result of the lower sales volume in 2009 and continuing into 2010 arising out of continued delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status. The Company also experienced a significantly higher than normal cancellation rate on previously awarded studies in 2009 and continuing into 2010. In the second quarter, the Company has begun to see this rate moderate, however it is still not yet at historical or normal levels experienced by the Company or industry average. The Company believes this situation is the result of weakness in the current global economy and its customers’ cost control efforts. Additionally, pharmaceutical company mergers, as well as slowed prescription drug sales and uncertainty in the global economy, delayed customer decisions on previously awarded contracts and a slowdown in the contract signature process as pharmaceutical companies continue to re-evaluate their pipelines have contributed to reduced revenues.
Net service revenues from the Early Stage segment decreased from the same periods of the prior year by approximately $1.4 million in the current quarter and $3.2 million for the year to date, primarily due to lower sales volumes and continued project delays, similar to those discussed for the Late Stage segment.

A summary of net service revenues by geographic region for the three and six months ended June 30, 2010 and 2009 is presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Decrease	2010	2009	% Decrease

North America	$37,281	$51,707	-27.9%	$79,379	$108,911	-27.1%
Europe	33,078	40,174	-17.7%	69,703	75,658	-7.9%
Latin America	8,867	10,948	-19.0%	17,212	22,987	-25.1%
Asia-Pacific	3,219	4,522	-28.8%	6,378	7,898	-19.2%

Total net service revenues	$82,445	$107,351	-23.2%	$172,672	$215,454	-19.9%

As mentioned above, as a result of lower sales or new business awards in 2009, revenues in all regions decreased from the same periods of the previous year. In the second quarter of 2010, the European region’s revenues were particularly affected by the recent unfavorable exchange rate fluctuations, however this was offset by benefits in the other regions. Additionally, the decline in revenues in the Latin American region is due to the winding down and completion of several large customer projects.
The top five customers based on net service revenues contributed approximately 25% of net service revenues during both the three month and six month periods ended June 30, 2010 and 28% of net service revenues for both of the same periods of 2009. No customer accounted for more than 10% of total net service revenues in any period presented.
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
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Decrease	2010	2009	% Decrease

Direct costs	$42,833	$55,204	-22.4%	$90,272	$113,182	-20.2%
Reimbursable out-of-pocket costs*	28,870	34,804	-17.0%	55,099	71,762	-23.2%
SG&A expenses	34,094	35,226	-3.2%	68,831	73,256	-6.0%
Restructuring expenses	1,153	6,006	-80.8%	1,153	6,006	-80.8%
Depreciation and amortization	3,701	3,937	-6.0%	7,486	7,895	-5.2%

Total operating expenses	$110,651	$135,177	-18.1%	$222,841	$272,101	-18.1%

*	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.

Direct costs decreased from last year by approximately $12.4 million and $22.9 million for the three and six months ended June 30, 2010 primarily as a result of the cost savings activities initiated in 2009 and reduced work volumes. Direct costs expressed as a percentage of net service revenues were 51.9% and 51.4% for the three months ended June 30, 2010 and 2009, respectively and were 52.3% and 52.5% for the respective six month periods.
Selling, general and administrative expenses (SG&A) decreased approximately $1.1 million for the quarter ended June 30, 2010 and $4.4 million for the six month period when compared to the corresponding periods of 2009. The decrease in selling, general and administrative expenses relates primarily to the cost-savings initiatives begun in the second quarter of 2009, as discussed in more detail below. As a percentage of net service revenues, SG&A expenses were 41.3% for the quarter ended June 30, 2010 compared to 32.8% for the same period a year ago. For the year to date periods of 2010 and 2009, SG&A as a percent of revenues was 39.9% and 34.0%, respectively. SG&A as a percent of revenues has increased when compared to the previous period as a significant portion of these costs are more fixed in nature and do not tend to fluctuate with net service revenues. Additionally, in the second quarter of 2010, the Company awarded annual salary merit increases to its employees for the first time since 2008, reinstated some benefits that had previously been suspended, continued on its path to implement its new ERP system and continued to invest in its new business development and global sales organization, which partially offset the benefits of our cost savings efforts.
Beginning in the second quarter of 2009, the Company commenced several initiatives to optimize its workforce and match capacity with demand and reduce operating expenses. These activities included a reduction of discretionary spending, limiting previously planned headcount additions, delay or elimination of annual salary merit increases, reduction or elimination of other benefits, workforce reductions or furloughs, and other cost savings in an attempt to reduce expenses. In the six month periods of 2009 and 2010, the Company recorded restructuring charges totaling $6.0 million ($10.2 million for the full year 2009) and $1.2 million, respectively, for severance-related and other expenses (primarily related to facility closures). These measures resulted in lower costs in 2010 as compared to 2009. Since the bulk of the Company’s expenses are typically incurred in the Late Stage and Support and Other reportable segments, the majority of the costs removed from the business also affected those two segments.
Income from Operations

	Three Months Ended June 30,			Six Months Ended June 30,
			% Increase			% Increase
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating income (loss)
Late stage	$13,896	$18,946	-26.7%	$30,883	$40,132	-23.0%
Early stage	(488)	(106)	360.4%	(430)	914	-147.0%
Support & other	(12,744)	(11,862)	7.4%	(25,523)	(25,931)	-1.6%

Total operating income	$664	$6,978	-90.5%	$4,930	$15,115	-67.4%

Income from operations declined in 2010 from 2009 primarily as a result of the decline in net service revenues, partially offset by the Company’s cost reduction efforts. Total operating margins for the three and six month periods ended June 30, 2010 were approximately 1% and 3%, respectively, compared to approximately 6.5% and 7.0% for the same periods of the prior year. As mentioned in the previous section, restructuring charges were incurred in both 2009 and 2010. Excluding the impact of these restructuring charges, operating margin for the three and six month periods of 2010 were approximately 2% and 3.5%, respectively, and approximately 12% and 10% for the same periods of 2009. See Use of Non-GAAP Measures section for the reconciliation to the U.S. GAAP measure.
Late Stage segment income from operations declined by $5.0 million and $9.3 million for the quarter and year to date periods ended June 30, 2010, respectively, when compared to the same periods of the prior year. As discussed in earlier sections, lower sales or new business award volumes in 2009 have manifested in lower actual revenues in 2010. The impact of the decline in revenues exceeded the cost reduction efforts resulting in lower operating income. Operating margin for the three and six month periods ended June 30, 2010 for the Late Stage segment were approximately 18% and 19.5%, respectively, compared to approximately 20% and 21% for the same periods of the prior year.
Early Stage operating results declined significantly in 2010 from the same periods in 2009 as a result of the decline in net service revenues, partially offset by cost reduction efforts. Early Stage operations generally have higher fixed costs making a decline in revenues more difficult to absorb. Operating margins for the three and six month periods ended June 30, 2010 for the Early Stage segment were approximately (8)% and (3)%, respectively, compared to approximately (1)% and 6% for the same periods of the prior year.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)
Other income (expense)
Interest income	$33	$133	$(100)	$55	$363	$(308)
Interest expense	(2,871)	(3,728)	857	(6,099)	(7,604)	1,505
Gain on extinguishment of debt	—	3,133	(3,133)	—	3,133	(3,133)
Foreign currency gains / (losses)	5,655	1,287	4,368	7,525	4,877	2,648
Other expenses	(252)	(258)	6	(402)	(683)	281

Total other income (expense)	$2,565	$567	$1,998	$1,079	$86	$993

Interest Expense
The primary component of interest expense is interest on the Company’s 3.375% Convertible Notes issued in 2007. Interest expense on the Convertible Notes was recorded at an effective rate of 8.02%. During the quarter and six months ended June 30, 2010, the amount of interest expense recognized for the contractual interest rate and the discount amortization totaled $2.7 million and $5.4 million, respectively. During the quarter and six months ended June 30, 2009, the amount of interest expense recognized for the contractual interest rate and the discount amortization totaled $3.3 million and $6.7 million, respectively. The decrease in interest expense from the previous year is due to the Company’s repurchases of Convertible Notes on the open market, which reduced the principal balance outstanding. See discussion about the Company’s open market repurchase transaction completed in the second quarter of 2010 in the Liquidity and Capital Resources section below. The remainder of interest expense relates to interest on capital lease obligations and amortization of debt issuance costs, net of capitalized interest.

Foreign Currency
The Company incurs foreign currency exchange gains and losses as part of the normal course of business as it has subsidiaries in many countries outside the U.S. The exchange rate transaction gains and losses typically occur when the Company holds assets in a currency other than the functional currency of the reporting location or as a result of regional cash pooling arrangements. In the three and six month periods of 2010, these foreign exchange transactions resulted in net gains of $5.7 million and $7.5 million, respectively, as compared to $1.3 million and $4.9 million, respectively, for the same periods of 2009. The foreign exchange gains are due primarily to the strengthening of most currencies against the Euro in the second quarter. The U.S. dollar strengthened against the Euro by approximately 10% when comparing June 30, 2010 to March 31, 2010 and the British Pound Sterling strengthened against the Euro by approximately 9% when comparing the same dates. The Company’s U.S. subsidiaries have a significant amount of Euro denominated payables owed to subsidiaries with a functional currency of Euro. The strengthening of the U.S. dollar resulted in a gain in the second quarter of 2010 on these intercompany balances. Additionally, one of the Company’s U.K. subsidiaries with a functional currency of British Pounds, has Euro-based liabilities with a U.S. dollar equivalent amount of $20.4 million. As a result of the British Pound strengthening against the Euro, the Company recorded significant unrealized foreign currency exchange gains in the second quarter of 2010 on this balance also.
In the first quarter of 2009, the Company terminated an intercompany loan and unwound related foreign currency hedges. As a result of these actions, $1.7 million in foreign exchange losses were recorded for the first quarter of 2009. This loss is included in the year to date gains for 2009 mentioned above.
Income Taxes
The effective income tax rate was 42.3% in the quarter ended June 30, 2010, compared to 57.7% in the quarter ended June 30, 2009. Tax expense for June 30, 2009 included approximately $1.0 million related to the gain on extinguishment of debt recorded in that period.
The effective income tax rate was 48.8% for the six months ended June 30, 2010 and 73.2% for the same period of the prior year. Included in the Company’s tax expense for 2010 of approximately $2.9 million is a charge of approximately $400,000 related to the expiration of certain tax legislation that occurred on December 31, 2009. A proposal to extend this legislation retroactively to January 1, 2010 has been included in various tax proposals considered by Congress during 2010, however such legislation has not been enacted as of June 30, 2010. Should tax legislation providing an extension be enacted in the second half of 2010, the Company will adjust its tax expense discretely in the quarter in which such legislation is passed. Such an adjustment could have a material effect on the Company’s tax expense in that quarter. Tax expense for the year to date period ended June 30, 2009 included discrete tax expense of approximately $4.4 million related to the unwinding of certain foreign currency hedge agreements and related intercompany notes, as well as $1.0 million of tax expense related to the extinguishment of debt.

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
Net Income
The net income for the quarter ended June 30, 2010 was approximately $1.9 million, or $0.13 and $0.12 per basic and diluted share. Net income for the quarter ended June 30, 2009 was $3.2 million or $0.22 and $0.21 per basic and diluted share.
The net income for the six months ended June 30, 2010 was approximately $3.1 million, or $0.21 and $0.20 per basic and diluted share. Net income for the same period of the prior year was $4.1 million or $0.27 per basic and diluted share.
Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents decreased by $19.9 million at June 30, 2010 when compared with December 31, 2009, primarily the result of cash provided by operating activities of $6.4 million, net of cash used in investing and financing activities of $13.4 million and $10.9 million, respectively. Foreign exchange rates had a negative impact on cash and cash equivalents in the six months of 2010 of approximately $2.0 million. At June 30, 2010, cash and cash equivalents were $32.2 million. In addition, the Company has approximately $.7 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash provided by operating activities for the period consisted primarily of net income adjusted for noncash expenses such as depreciation and amortization combined with a reduction in net accounts receivable. Total noncash depreciation, amortization and debt issuance cost amortization totaled $11.4 million for the six months ended June 30, 2010. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. Accounts receivable, net of advance billings, was approximately $29.6 million at June 30, 2010, and $49.1 million at December 31, 2009. The decrease in accounts receivable was primarily due to the decline in revenues. The Company has been and continues to be vigilant in monitoring and collecting its accounts receivable. The other significant change affecting operating cash flows was severance payments made as discussed in Note 7 in the Notes to the Condensed Consolidated Financial Statements and the settlement of a liability related to the customer issue discussed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
Investing activities for the six months ended June 30, 2010 consisted primarily of $11.0 million in cash used for capital expenditures, the majority of which relates to computer equipment and software purchases, including internally developed software, and $2.4 million for the final payment related to the earnout agreement from the 2008 DecisionLine acquisition.

Financing activities for the six months ended June 30, 2010 consisted primarily of $11.1 million in cash used to repurchase a portion of the Company’s Convertible Notes on the open market discussed in the next section below.
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
Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures and limitations on certain acquisitions and asset sales outside the ordinary course of business, as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. The Company is in compliance with the covenants as of June 30, 2010.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of June 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit loan portion of the Old Facility, the Facility or the Multicurrency Facility.
In the second quarter of 2010, the Company repurchased a total of $12 million in par value of its Convertible Notes on the open market for $11.1 million. The amortized carrying value of these repurchased notes exceeded the consideration allocated to the debt component resulting in a $71,000 loss. As part of the repurchase transaction, the proportionate share of debt issuance costs of $154,000 was written off. This transaction is expected to result in reduced cash interest expense and noncash discount amortization of $600,000 in the current year and a total of $2.1 million over the remaining term of the Convertible Notes. Of the consideration paid to repurchase the Convertible Notes, $348,000 was allocated to the equity component. This is considered to be a reacquisition of a portion of the equity component of the Convertible Notes and as such is recorded as a reduction of additional paid in capital.

Including the above mentioned repurchase transaction, in 2009 and 2010, the Company has repurchased a total of $57.5 million in par value of its Convertible Notes for cash totaling $47.6 million. At June 30, 2010, the remaining outstanding balance, at par value, is $142.5 million. As a result of this repurchase program, which commenced in the second quarter of 2009, the Company will reduce its interest expense by $13.0 million over the term of the Convertible Notes, $3.4 million of which has already been realized through June 30, 2010.
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
In the future, the Company will continue to consider the acquisition of businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no such assurances that financings will be available on terms acceptable to the Company.
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on any amounts outstanding under the Facility and Multicurrency Facility. At June 30, 2010, no amounts were outstanding under either the Facility or the Multicurrency Facility.
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
The Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. The Company has implemented procedures intended to mitigate the impact of foreign currency exchange rate fluctuations including an intercompany procedure to allow for regular settlement of intercompany balances where practical. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $13.4 million at June 30, 2010 and $22.2 million at December 31, 2009.

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
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:
Reconciliation of pro forma income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Income from operations, as reported	$664	$6,978	$4,930	$15,115
Restructuring expense	1,153	6,006	1,153	6,006

Pro forma income from operations	$1,817	$12,984	$6,083	$21,121

Pro forma operating margin	2.2%	12.1%	3.5%	9.8%
Restructuring Expense
Non-GAAP operating income excludes restructuring costs, primarily costs related to facility consolidations and employee severance costs. Restructuring costs have occurred in prior periods and may or may not occur in future periods. Management believes this presentation provides a reasonable basis for comparison of ongoing results of operations and is helpful for understanding the Company’s performance.
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
Changes in Internal Control
In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting during the period covered by this report.
The Company is in the process of implementing a new enterprise resource planning (ERP) system which will be implemented in phases which commenced in the second quarter of 2010. This conversion will affect key financial reporting applications such as general ledger and revenue recognition applications, among others. The Company expects the transition from legacy systems to continue throughout the year and be substantially completed by the end of 2010. The Company is evaluating, and will continue to evaluate, the impact of the implementation on its internal controls related to financial reporting. At this juncture, the Company does not anticipate any adverse impact.

Part II. Other Information
Item 1.	Legal Proceedings

The Company is party to lawsuits and administrative proceedings incidental to the normal course of business. The Company currently is not a party to any pending material proceedings under Item 103 of Regulation S-K.
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

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: August 9, 2010		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Keith A. Cheesman
Date: August 9, 2010		Keith A. Cheesman
Senior Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002