Form 10-Q
period 2010-09-30
KENDLE INTERNATIONAL INC
filed 2010-11-09
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,921,007 shares of Common Stock, no par value, as of October 29, 2010.

KENDLE INTERNATIONAL INC.
Index

Page

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations — Three Months Ended September 30, 2010 and 2009; Nine Months Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Comprehensive Income — Three Months Ended September 30, 2010 and 2009: Nine Months Ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	31

Item 4. Controls and Procedures	31

Part II. Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults upon Senior Securities	32

Item 4. Removed and Reserved	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	33

Exhibit Index	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,890	$52,103
Restricted cash	1,213	1,112
Accounts receivable, net	120,823	125,287
Deferred tax assets — current	6,344	8,147
Other current assets	23,512	20,676

Total current assets	167,782	207,325

Property and equipment, net	57,368	53,539
Goodwill	243,269	243,589
Other finite-lived intangible assets, net	12,574	15,164
Long-term deferred tax assets	13,691	12,716
Other assets	7,018	7,390

Total assets	$501,702	$539,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$41	$52
Trade payables	15,028	14,928
Advance billings	64,468	76,202
Other accrued liabilities	40,877	59,667

Total current liabilities	120,414	150,849
Obligations under capital leases, less current portion	3	34
Convertible notes, net	131,668	138,308
Deferred tax liabilities	2,822	7,508
Non-current income taxes payable	1,792	1,872
Other liabilities	4,223	5,105

Total liabilities	$260,922	$303,676

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,936,984 and 14,912,327 shares issued and 14,913,932 and 14,889,275 outstanding at September 30, 2010 and December 31, 2009, respectively	$75	$75
Additional paid in capital	181,578	180,534
Retained earnings	38,359	33,736
Accumulated other comprehensive income:
Foreign currency translation adjustment	21,260	22,194
Less: Cost of common stock held in treasury, 23,052 shares at September 30, 2010 and December 31, 2009, respectively	(492)	(492)

Total shareholders’ equity	240,780	236,047

Total liabilities and shareholders’ equity	$501,702	$539,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Net service revenues	$83,170	$104,588	$255,842	$320,042
Reimbursable out-of-pocket revenues	29,433	29,172	84,532	100,934

Total revenues	112,603	133,760	340,374	420,976

Costs and expenses:
Direct costs	39,999	48,914	130,271	162,096
Reimbursable out-of-pocket costs	29,433	29,172	84,532	100,934
Selling, general and administrative expenses	33,129	35,854	101,960	109,110
Restructuring expense	—	380	1,153	6,386
Depreciation and amortization	4,430	3,907	11,916	11,802

Total costs and expenses	106,991	118,227	329,832	390,328

Income from operations	5,612	15,533	10,542	30,648

Other income (expense):
Interest income	45	72	100	435
Interest expense	(2,929)	(3,462)	(9,028)	(11,066)
Gain (loss) on extinguishment of debt	—	(182)	—	2,951
Other	(914)	(213)	6,209	3,981

Total other expense	(3,798)	(3,785)	(2,719)	(3,699)

Income before income taxes	1,814	11,748	7,823	26,949

Income taxes	265	2,922	3,200	14,043

Net income	$1,549	$8,826	$4,623	$12,906

Income per share data:
Basic:
Net income per share	$0.10	$0.59	$0.31	$0.87

Weighted average shares	14,907	14,868	14,900	14,853

Diluted:
Net income per share	$0.10	$0.59	$0.31	$0.86

Weighted average shares	14,995	14,979	15,028	14,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net income	$1,549	$8,826	$4,623	$12,906

Other comprehensive income (loss):

Foreign currency translation adjustment	7,876	4,654	(934)	6,264

Comprehensive income	$9,425	$13,480	$3,689	$19,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$4,623	$12,906
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,916	11,802
Deferred income taxes	(6,629)	125
Income tax benefit from stock option exercises	(11)	—
Compensation expense on stock grants	1,210	951
Debt issue cost amortization	5,562	5,931
Foreign currency exchange gain	(3,614)	(2,435)
Gain (loss) on extinguishment of debt	71	(2,951)
Other	129	1,050
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(105)	(255)
Accounts receivable	11,967	30,271
Other current assets	(2,293)	(7,618)
Other assets	576	3
Trade payables	1,960	(1,749)
Advance billings	(16,871)	(15,164)
Accrued liabilities and other	(18,037)	17,163

Net cash provided by (used in) operating activities	(9,546)	50,030

Cash flows from investing activities:
Proceeds from termination of foreign currency hedges	—	17,312
Acquisitions of property and equipment and internally developed software	(14,291)	(14,122)
Acquisitions of businesses, less cash acquired	(2,400)	(2,875)
Other	35	32

Net cash provided by (used in) investing activities	(16,656)	347

Cash flows from financing activities:
Repurchase of convertible notes	(11,145)	(31,559)
Proceeds from credit facilities	7,000	—
Repayments under credit facilities	(7,000)	—
Debt issue costs	(497)	(482)
Payments on capital lease obligations	(42)	(195)
Repurchase of note hedges and warrants	(3)	(97)
Amounts payable — book overdraft	2,071	111
Proceeds from issuance of common stock	94	216
Income tax benefit from stock option exercises	11	—

Net cash used in financing activities	(9,511)	(32,006)

Effects of exchange rates on cash and cash equivalents	(500)	2,866

Net increase (decrease) in cash and cash equivalents	(36,213)	21,237
Cash and cash equivalents:
Beginning of period	52,103	35,169

End of period	$15,890	$56,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
Net Income Per Share Data
Net income per basic share is computed using the weighted average common shares outstanding. Net income per diluted share is computed using the weighted average common shares and potential common shares outstanding, unless antidilutive.

The following table sets forth the computation for basic and diluted net income per share or earnings per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic earnings per share calculation:
Net income	$1,549	$8,826	$4,623	$12,906

Weighted average shares outstanding for basic EPS computation	14,907	14,868	14,900	14,853

Earnings per share — basic	$0.10	$0.59	$0.31	$0.87

Diluted earnings per share calculation:
Net income	$1,549	$8,826	$4,623	$12,906

Weighted average shares outstanding	14,907	14,868	14,900	14,853
Dilutive effect of stock options and restricted stock	88	111	128	128

Weighted average shares outstanding for diluted EPS computation	14,995	14,979	15,028	14,981

Earnings per share — assuming dilution	$0.10	$0.59	$0.31	$0.86

For the nine months ended September 30, 2010, approximately 132,000 of outstanding options were antidilutive compared to approximately 154,000 for the same period of 2009.

Under accounting guidance related to contingently convertible instruments on diluted earnings per share, due to the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 3) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of the quarter ended September 30, 2010. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding - assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

				Shares Due to the	Incremental Shares
	Convertible Notes	Warrant	Total Treasury Method	Company under Note	Issued by the Company
Share Price	Shares	Shares	Incremental Shares (1)	Hedges	Upon Conversion (2)
$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	136,592	—	136,592	(136,592)	—
$55.00	395,683	—	395,683	(395,683)	—
$60.00	611,592	—	611,592	(611,592)	—
$65.00	794,284	173,820	968,104	(794,284)	173,820
$70.00	950,877	374,732	1,325,609	(950,877)	374,732

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.
Accounting for Uncertainty in Income Taxes
At September 30, 2010, the total amount of unrecognized tax benefits was approximately $1.7 million, of which $1.6 million would impact the effective tax rate, if recognized.
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense in the Company’s Condensed Consolidated Statements of Operations. Tax-related interest and penalties and the related recorded liability were not material at September 30, 2010.
During the third quarter of 2010, the statute of limitations relating to the Company’s 2006 U.S. federal income tax return lapsed. As a result, the Company has recorded a discrete tax benefit in the third quarter of approximately $127,000 consisting of approximately $85,000 of previously unrecognized tax benefits and interest of approximately $42,000.
The Company also maintains accruals for uncertain tax positions related to some of its subsidiaries outside of the U.S. As a result of the expiration of the statute of limitation period in some of these locations, the Company may record discrete tax benefits of approximately $504,000 in the next 12 months if the taxing authorities in those locations do not initiate a tax audit in those locations.
The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Jurisdiction	Open Years

United States	2007 – 2009
Germany	2007 – 2009
United Kingdom	2006 – 2009
Netherlands	2005 – 2009

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
2. Goodwill and Other Intangible Assets:
Goodwill at September 30, 2010 and December 31, 2009 consisted of the following:

(In thousands)	Early Stage	Late Stage	Total

Balance at December 31, 2009	$18,313	$225,276	$243,589
Foreign currency fluctuations	261	(581)	(320)

Balance at September 30, 2010	$18,574	$224,695	$243,269

Due to the inconsistent nature of the Early Stage business, both within the Company and industry, during the third quarter of 2010, the Company commenced and continues an evaluation of strategic alternatives for its Early Stage segment, which consists of units in Toronto, Canada, Morgantown, West Virginia and Utrecht, The Netherlands. Based on such review and other triggering events, the Company began, but has not concluded, its goodwill impairment analysis. Given the second step of the valuation exercise has not been completed, as of the issuance date of the financial statements, management cannot reasonably estimate the amount of an impairment charge. However, management believes a reasonable range of a charge would be zero to $7 million. During the fourth quarter, the Company intends to complete the valuation work to determine the fair value of the Early Stage segment assets and liabilities and record the resulting impairment charge, if any.

Amortizable intangible assets consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2010	2009

Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,255	$22,169
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	18,199	17,963

Total carrying amount	$49,254	$48,932
Accumulated Amortization:
Customer relationships	$(10,268)	$(8,098)
Completed technology	(2,162)	(1,771)
Backlog	(6,051)	(5,936)
Internally developed software (a)	(16,597)	(16,187)

Total accumulated amortization	$(35,078)	$(31,992)

Net amortizable intangible assets	$14,176	$16,940

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
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
Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures and limitations on certain acquisitions and asset sales outside the ordinary course of business, as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. As of September 30, 2010, the Company is in compliance with the covenants.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit loan portion of the Old Facility, the Facility or the Multicurrency Facility.
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
The carrying amounts of the equity and debt components were as follows:

	As of September 30,	As of December 31,
(in thousands)	2010	2009

Equity component, carrying amount	$35,860	$36,208

Principal component, at par	$142,500	$154,500
Unamortized discount	(10,832)	(16,192)

Principal component, carrying amount	$131,668	$138,308

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

Interest expense recognized related to the Convertible Notes was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Interest cost at coupon rate	$1,202	$1,453	$3,770	$4,746
Discount amortization	1,397	1,541	4,253	4,969

Total interest expense recognized	$2,599	$2,994	$8,023	$9,715

4. Stock Based Compensation:
In the first nine months of 2010, the Company issued 41,846 shares of time vested restricted share units (RSUs) under the 2007 Stock Incentive Plan. Of this award, 24,113 shares vest in their entirety after 18 months, 15,233 shares split-vest over 24 months and the remaining 2,500 shares vest in their entirety after 15 months. Of the 41,846 shares awarded, 5,971 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense for the remaining RSUs will be recorded on a straight-line basis over the vesting period.
In the first nine months of 2010, the Company issued 60,784 shares of performance-based restricted stock units. The vesting of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2010, and a service condition, as 33% vest in March 2011, 33% vest in January 2012, and 33% vest in January 2013. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to between 50% and 90% of the original award based upon the target tier level achieved. Of the total of 60,784 shares issued, 27,362 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2010, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2010, the full amount of the RSUs granted would immediately vest. The Company has therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2010 and recorded the second half of the expense in the third quarter of 2010. Expense for non retirement-eligible associates is recorded over the vesting period assuming achievement of performance conditions.
The following is a summary of stock based compensation expense recorded by the Company for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Stock options	$29	$22	$318	$308
Non-vested restricted common stock	288	318	892	643

Total stock based compensation	$317	$340	$1,210	$951

As of September 30, 2010, there was approximately $984,000 of total unrecognized compensation cost, approximately $431,000 of which relates to options and $553,000 of which relates to non-vested common stock. The cost is expected to be recognized over a weighted-average period of 2.1 years for options and 1.4 years for non-vested common stock.

Stock Options:
The following table summarizes information regarding stock option activity in the first nine months of 2010:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at December 31, 2009	379,875	$16.44
Granted	69,500	11.49
Cancelled	(32,570)	21.47
Exercised	(12,335)	7.63

Options outstanding at September 30, 2010	404,470	15.45	5.25	$288
Exercisable at September 30, 2010	338,370	15.56	4.49	$260
Substantially all of the outstanding options are expected to vest.
Under the provisions of accounting guidance pertaining to Stock Compensation, the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	69.4%	71.8%	69.8%	70.9%
Risk-free interest rate	1.4%	2.4%	1.8%	2.1%
Expected term	3.2	3.2	3.2	3.2
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
The total intrinsic value of stock options exercised was approximately $12,000 and $98,000 in the three and nine months ended September 30, 2010, respectively, compared to approximately $135,000 and $233,000 in the three and nine months ended September 30, 2009, respectively.

Non-Vested Common Stock:
A summary of non-vested common stock activity during the first nine months of 2010 is as follows:
Non-Vested Stock

Shares
Shares outstanding at December 31, 2009	52,316
Granted	102,630
Vested	(7,483)
Cancelled	(34,982)

Shares outstanding at September 30, 2010	112,481
The weighted-average per share fair value of non-vested shares that were granted in the first nine months of 2010 was $15.70 per share.
The weighted-average per share fair value (as of grant date) of non-vested shares that vested during the first nine months of 2010 was $20.71 per share.
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
The Company generally applies fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to goodwill pursuant to accounting guidance related to goodwill and other intangible assets and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to accounting guidance related to impairment or disposal of long-lived assets.

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at September 30, 2010:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Money Market Accounts	$522	$522	$—	$—
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Money Market Accounts	$16,627	$16,627	$—	$—
The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value. The fair value of the Company’s Convertible Notes was approximately 92% and 89% of the par value at September 30, 2010 and December 31, 2009, respectively.

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
Segment information for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Early	Late	Support
(in thousands)	Stage	Stage	& Other	Total

Three months ended September 30, 2010
Net service revenues	$6,256	$76,161	$753	$83,170
Reimbursable out-of-pocket revenues	286	29,147	—	29,433

Total revenues	$6,542	$105,308	$753	$112,603
Operating income (loss)	$(303)	$19,441	$(13,526)	$5,612

Three months ended September 30, 2009
Net service revenues	$10,764	$91,496	$2,328	$104,588
Reimbursable out-of-pocket revenues	—	29,172	—	29,172

Total revenues	$10,764	$120,668	$2,328	$133,760
Operating income (loss)	$1,784	$23,002	$(9,253)	$15,533

	Early	Late	Support
(in thousands)	Stage	Stage	& Other	Total

Nine months ended September 30, 2010
Net service revenues	$19,583	$234,208	$2,051	$255,842
Reimbursable out-of-pocket revenues	1,506	83,026	—	84,532

Total revenues	$21,089	$317,234	$2,051	$340,374
Operating income (loss)	$(733)	$50,324	$(39,049)	$10,542

Nine months ended September 30, 2009
Net service revenues	$27,227	$284,691	$8,124	$320,042
Reimbursable out-of-pocket revenues	—	100,934	—	100,934

Total revenues	$27,227	$385,625	$8,124	$420,976
Operating income (loss)	$2,699	$63,134	$(35,185)	$30,648

Identifiable assets by segment as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
(in thousands)	2010	2009
Identifiable assets:

Early Stage	$39,122	$48,070
Late Stage	$403,927	$406,832
Support & Other (a)	$58,653	$84,821

Total assets	$501,702	$539,723

(a)	Primarily comprised of cash and tax-related assets.
7. Restructuring Expenses:
In an effort to manage costs, the Company continues to evaluate measures to more appropriately match its workforce size to anticipated customer demand and workload and match facilities to anticipated workforce needs. During the third quarter of 2010, $1.1 million was paid and $.4 million remains accrued as of September 30, 2010 for actions previously identified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
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

Early Stage Developments
Due to the inconsistent nature of the Early Stage business, both within the Company and industry, during the third quarter of 2010, the Company commenced and continues an evaluation of strategic alternatives for its Early Stage segment, which consists of units in Toronto, Canada, Morgantown, West Virginia and Utrecht, The Netherlands. Based on such review and other triggering events, the Company began, but has not concluded, its goodwill impairment analysis. Given the second step of the valuation exercise has not been completed, as of the issuance date of the financial statements, management cannot reasonably estimate the amount of an impairment charge. However, management believes a reasonable range of a charge would be zero to $7 million. During the fourth quarter, the Company intends to complete the valuation work to determine the fair value of the Early Stage segment assets and liabilities and record the resulting impairment charge, if any.
New Business Awards and Backlog
New business awards, representing new sales of our services and additional services provided on existing contracts, are added to backlog when the Company enters into a contract, letter of intent or other forms of commitments. Awards can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business awards for the three months ended September 30, 2010 and 2009 were approximately $131 million and $137 million, respectively.
Beginning in 2009 and continuing through the third quarter of 2010, new business awards declined significantly from historical levels due to a variety of reasons, some of which are the continued delays in and lengthening of the selling cycle. Mergers and acquisitions by and between the Company’s customers in the biopharmaceutical industry are resulting in delays in signed contracts, as well as extending the time in which our customers make final project decisions, as our customers are re-evaluating their research and development spending priorities in an effort to control costs. We believe that biopharmaceutical research and development spending has slowed from the historical levels and that growth rates in the next few years may not return to historical levels. In addition, smaller customers without large partners have experienced difficulty obtaining financing. However, we also believe that outsourcing penetration is likely to increase, as outsourcing is an effective means for our customers to reduce their costs.
In general, throughout 2009 and continuing into 2010, the Company experienced cancellations at a higher level than its historical norms. Cancellations have largely been outside of the Company’s control and substantially attributable to development pipeline reprioritization, lack of drug efficacy and safety and sponsor funding issues. Cancellations in the third quarter of 2010, however, were lower than the Company has experienced recently. The Company believes that cancellations are beginning to moderate, however the Company remains uncertain as to whether the current level of cancellation experience will continue.
The net book-to-bill ratio was 1.5 to 1 and .8 to 1, respectively, for the three months ended September 30, 2010 and 2009.
Backlog consists of new business awards for which the work has not started but is anticipated to begin in the future, as well as contracts in process that have not been completed. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. Backlog at September 30, 2010 was approximately $807 million.

As discussed in “Item 1 — Backlog” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.
Results of Operations
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Increase			% Increase
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

Net service revenues
Late stage	$76,161	$91,496	-16.8%	$234,208	$284,691	-17.7%
Early stage	6,256	10,764	-41.9%	19,583	27,227	-28.1%
Support & other	753	2,328	-67.7%	2,051	8,124	-74.8%

Total net service revenues	83,170	104,588	-20.5%	255,842	320,042	-20.1%
Reimbursable out-of-pocket revenues*	29,433	29,172	0.9%	84,532	100,934	-16.3%

Total revenues	$112,603	$133,760	-15.8%	$340,374	$420,976	-19.1%

*	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.
Net service revenues declined approximately $21.4 million and $64.2 million for the three and nine month periods ended September 30, 2010, respectively, as a result of reduced volume of services provided.
Net service revenues in the Late Stage segment for the three and nine month periods in 2010 decreased from the same periods of the prior year by approximately $15.3 million and $50.5 million, respectively. The declines are the result of the lower sales volume in 2009 and continuing into 2010 arising out of continued delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status. Additionally, pharmaceutical company mergers, as well as slowed prescription drug sales and uncertainty in the global economy, delayed customer decisions on previously awarded contracts and a slowdown in the contract signature process as pharmaceutical companies continue to re-evaluate their pipelines have contributed to reduced revenues. The Company also experienced a significantly higher than normal cancellation rate on previously awarded studies in 2009 and continuing into 2010. In the second quarter of 2010, the Company began to see this rate moderate and in the third quarter, cancellations were very low. Revenues and operating income for the third quarter of 2010 included approximately $4 million resulting from the final reconciliation of several projects for one customer.
Net service revenues from the Early Stage segment decreased from the same periods of the prior year by approximately $4.5 million in the current quarter and $7.6 million for the year to date, primarily due to lower sales volumes and continued project delays, similar to those discussed for the Late Stage segment.

A summary of net service revenues by geographic region for the three and nine months ended September 30, 2010 and 2009 is presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Increase			% Increase
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

North America	$40,378	$46,914	-13.9%	$119,757	$155,825	-23.1%
Europe	29,306	44,013	-33.4%	99,008	119,671	-17.3%
Latin America	9,857	9,124	8.0%	27,069	32,111	-15.7%
Asia-Pacific	3,629	4,537	-20.0%	10,008	12,435	-19.5%

Total net service revenues	$83,170	$104,588	-20.5%	$255,842	$320,042	-20.1%

As mentioned above, as a result of lower sales or new business awards in 2009, revenues in most regions decreased from the same periods of the previous year. As previously mentioned, in the third quarter of 2010, the Company experienced a revenue increase of approximately $4 million related to the final reconciliation of several projects for a single customer. This increase primarily benefitted the North American region with approximately one quarter of that amount benefitting the Latin American region.
The top five customers based on net service revenues contributed approximately 29% and 27% of net service revenues during the three month periods ended September 30, 2010 and 2009, respectively. For the nine month periods ended September 30, 2010 and 2009, the top five customers represented 25% and 28%, respectively. No customer accounted for more than 10% of total net service revenues in any period presented.
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

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Increase			% Increase
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

Direct costs	$39,999	$48,914	-18.2%	$130,271	$162,096	-19.6%
Reimbursable out-of-pocket costs*	29,433	29,172	0.9%	84,532	100,934	-16.3%
SG&A expenses	33,129	35,854	-7.6%	101,960	109,110	-6.6%
Restructuring expenses	—	380	-100.0%	1,153	6,386	-81.9%
Depreciation and amortization	4,430	3,907	13.4%	11,916	11,802	1.0%

Total operating expenses	$106,991	$118,227	-9.5%	$329,832	$390,328	-15.5%

*	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.
Direct costs decreased from last year by approximately $8.9 million and $31.8 million for the three and nine months ended September 30, 2010 primarily as a result of the cost savings activities initiated in 2009 and reduced work volumes. Direct costs for the third quarter of 2009 were reduced by an insurance claim recovery in the net amount of $3.4 million. Direct costs expressed as a percentage of net service revenues were 48.1% and 46.8% for the three months ended September 30, 2010 and 2009, respectively, and were 50.9% and 50.6% for the respective nine month periods.
Selling, general and administrative expenses (SG&A) decreased approximately $2.7 million for the quarter ended September 30, 2010 and $7.2 million for the nine month period when compared to the corresponding periods of 2009. The decrease in selling, general and administrative expenses relates primarily to the cost-savings initiatives begun in the second quarter of 2009, as discussed in more detail below. As a percentage of net service revenues, SG&A expenses were 39.8% for the quarter ended September 30, 2010 compared to 34.3% for the same period a year ago. For the year to date periods of 2010 and 2009, SG&A as a percent of revenues was 39.9% and 34.1%, respectively. SG&A as a percent of revenues has increased when compared to the previous period as a significant portion of these costs are more fixed in nature and do not tend to fluctuate with net service revenues. Additionally, in the second quarter of 2010, the Company awarded annual salary merit increases to its employees for the first time since 2008, reinstated some benefits that had previously been suspended, continued on its path to implement its new ERP system and continued to invest in its new business development and global sales organization, which partially offset the benefits of our cost savings efforts.
Beginning in the second quarter of 2009, the Company commenced several initiatives to optimize its workforce and match capacity with demand and reduce operating expenses. In the nine month periods of 2009 and 2010, the Company recorded restructuring charges totaling $6.4 million ($10.2 million for the full year 2009) and $1.2 million, respectively, for severance-related and other expenses (primarily related to facility closures). These measures resulted in lower costs in 2010 as compared to 2009. The severance charges for periods prior to the third quarter of 2010 were primarily related to the Late Stage and Support and Other reportable segments.

Income from Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Increase			% Increase
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating income (loss)
Late stage	$19,441	$23,002	-15.5%	$50,324	$63,134	-20.3%
Early stage	(303)	1,784	-117.0%	(733)	2,699	-127.2%
Support & other	(13,526)	(9,253)	46.2%	(39,049)	(35,185)	11.0%

Total operating income	$5,612	$15,533	-63.9%	$10,542	$30,648	-65.6%

Income from operations declined in 2010 from 2009 primarily as a result of the decline in net service revenues, partially offset by the Company’s cost reduction efforts. Total operating margins for the three and nine month periods ended September 30, 2010 were approximately 6.7% and 4.1%, respectively, compared to approximately 14.9% and 9.6% for the same periods of the prior year.
Late Stage segment income from operations declined by $3.6 million and $12.8 million for the quarter and year to date periods ended September 30, 2010, respectively, when compared to the same periods of the prior year. As discussed in earlier sections, lower sales or new business award volumes in 2009 have manifested in lower actual revenues in 2010. The impact of the decline in revenues exceeded the cost reduction efforts resulting in lower operating income. Operating margin for the three and nine month periods ended September 30, 2010 for the Late Stage segment were approximately 26% and 22%, respectively, compared to approximately 25% and 22% for the same periods of the prior year.
Early Stage operating results declined significantly in 2010 from the same periods in 2009 as a result of the decline in net service revenues, partially offset by cost reduction efforts. Early Stage operations generally have higher fixed costs making a decline in revenues more difficult to absorb. The Early Stage operations for the quarter and year to date periods of 2010 resulted in operating losses, largely driven by results of the unit in The Netherlands. Operating margins for the three and nine month periods ended September 30, 2010 for the Early Stage segment were (4.8)% and (3.7)% and 16.6% and 9.9% for the same periods of the prior period.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)
Other income (expense)
Interest income	$45	$72	$(27)	$100	$435	$(335)
Interest expense	(2,929)	(3,462)	533	(9,028)	(11,066)	2,038
Gain (loss)on extinguishment of debt	—	(182)	182	—	2,951	(2,951)
Foreign currency gains / (losses)	(697)	139	(836)	6,828	5,016	1,812
Other expenses	(217)	(352)	135	(619)	(1,035)	416

Total other income (expense)	$(3,798)	$(3,785)	$(13)	$(2,719)	$(3,699)	$980

Interest Expense
The primary component of interest expense is interest on the Company’s 3.375% Convertible Notes issued in 2007. Interest expense on the Convertible Notes was recorded at an effective rate of 8.02%. During the quarter and nine months ended September 30, 2010, the amount of interest expense recognized for the contractual interest rate and the discount amortization totaled $2.6 million and $8.0 million, respectively. During the quarter and nine months ended September 30, 2009, the amount of interest expense recognized for the contractual interest rate and the discount amortization totaled $3.0 million and $9.7 million, respectively. The decrease in interest expense from the previous year is due to the Company’s repurchases of Convertible Notes on the open market, which reduced the principal balance outstanding. See discussion about the Company’s open market repurchase transaction completed in the second quarter of 2010 in the Liquidity and Capital Resources section below. The remainder of interest expense relates to interest on capital lease obligations and amortization of debt issuance costs, net of capitalized interest.
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
In the three and nine month periods of 2010, these foreign exchange transactions resulted in net losses of $.7 million and gains of $6.8 million, respectively, as compared to gains of $.1 million and $5.0 million, respectively, for the same periods of 2009. The foreign exchange rates changes moderated in the third quarter and were not as volatile as in the second quarter of 2010.
In the first quarter of 2009, the Company terminated an intercompany loan and unwound related foreign currency hedges. As a result of these actions, $1.7 million in foreign exchange losses were recorded for the first quarter of 2009. This loss is included in the year to date gains for 2009 mentioned above.

Income Taxes
The effective income tax rate was 14.6% for the quarter ended September 30, 2010, compared to 24.9% in the quarter ended September 30, 2009.
In the third quarter of 2010, the Company completed its 2009 U.S. federal income tax return. Estimates made in prior periods regarding taxation of non U.S. earnings were revised to be consistent with the actual filing. As a result of these changes in estimates, the Company recorded additional tax expense of approximately $900,000 in the third quarter of 2010. This additional expense was largely offset by a benefit from a change in the estimated U.S. tax impact of a dividend paid by the Company’s subsidiary in Poland.
The Company reported tax expense at an effective rate of 40.9% in the nine month period ended September 30, 2010, compared to tax expense at an effective rate of 52.1% in the nine month period ended September 30, 2009.
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
Net Income
Net income for the quarter ended September 30, 2010 was approximately $1.5 million, or $0.10 per both basic and diluted share. Net income for the quarter ended September 30, 2009 was $8.8 million or $0.59 per both basic and diluted share.
Net income for the nine months ended September 30, 2010 was approximately $4.6 million, or $0.31 per basic and diluted share. Net income for the same period of the prior year was $12.9 million or $0.87 per basic and $0.86 per diluted share.
Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents decreased by $36.2 million at September 30, 2010 when compared with December 31, 2009, the result of cash used by operating activities of $9.5, in investing activities of $16.7 million and in financing activities of $9.5 million, respectively. Foreign exchange rates had a negative impact on cash and cash equivalents in the nine months of 2010 of approximately $0.5 million. At September 30, 2010, cash and cash equivalents were $15.9 million. In addition, the Company has approximately $1.2 million in restricted cash that represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash used by operating activities for the period consisted primarily of net income adjusted for noncash expenses such as depreciation and amortization, partially offset with a reduction in net accounts receivable and accrued liabilities. Total noncash depreciation, amortization, and debt issuance cost amortization totaled $17.5 million for the nine months ended September 30, 2010.

Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. In the third quarter, the Company implemented its ERP system in the U.S. and Mexico. During the initial months of the implementation, the Company experienced temporary delays in billings to its customers. In the later months of the quarter, the billings were substantially brought up to date. This resulted in a lower cash balance than has been normal and a higher accounts receivable balance at the financial statement date. The Company expects cash collections to increase in the fourth quarter. Accounts receivable, net of advance billings, was approximately $56.4 million at September 30, 2010, and $49.1 million at December 31, 2009. The Company has been and continues to be vigilant in monitoring and collecting its accounts receivable. The other significant change affecting operating cash flows was severance payments made as discussed in Note 7 in the Notes to the Condensed Consolidated Financial Statements and the settlement of a liability related to the customer issue discussed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
Investing activities for the nine months ended September 30, 2010 consisted primarily of $14.3 million in cash used for capital expenditures, the majority of which relates to computer equipment and software purchases, including internally developed software, and $2.4 million for the final payment related to the earnout agreement from the 2008 DecisionLine acquisition.
Financing activities for the nine months ended September 30, 2010 consisted primarily of $11.1 million in cash used to repurchase a portion of the Company’s Convertible Notes on the open market in the second quarter of 2010. Additionally, proceeds of $7 million were received by accessing the revolving line of credit and were all promptly repaid.
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
Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures and limitations on certain acquisitions and asset sales outside the ordinary course of business, as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. As of September 30, 2010, the Company is in compliance with the covenants.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
During the third quarter of 2010, the Company accessed the revolving line of credit, promptly repaying each advance. The outstanding balance on the revolving line of credit did not exceed $3 million at any point in the third quarter. As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit loan portion of the Old Facility, the Facility or the Multicurrency Facility.
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
Including the above mentioned repurchase transaction, in 2009 and 2010, the Company has repurchased a total of $57.5 million in par value of its Convertible Notes for cash totaling $47.6 million. At September 30, 2010, the remaining outstanding balance, at par value, is $142.5 million and carrying value, net of discount, is $131.7 million. As a result of this repurchase program, which commenced in the second quarter of 2009, the Company will reduce its interest expense by $13.0 million over the term of the Convertible Notes, $4.5 million of which has been realized through September 30, 2010.
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
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on any amounts outstanding under the Facility and Multicurrency Facility. At September 30, 2010, no amounts were outstanding under either the Facility or the Multicurrency Facility.
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
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $21.3 million at September 30, 2010 and $22.2 million at December 31, 2009.
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
Changes in Internal Control
During the third quarter of 2010, the Company implemented a new enterprise resource planning (ERP) system for a large portion of North America and Latin America. This implementation included modules primarily for general ledger, accounts payable, accounts receivable and revenue recognition. The Company revised certain internal controls over financial reporting to utilize the new ERP system.
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that these revised internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles during the period covered by this report. Management has also determined that there were no changes in the Company’s internal controls over financial reporting related to legacy systems that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting for the period covered by this report.
The Company expects the transition from legacy systems to the new ERP system to continue into 2011. The Company will continue to evaluate the impact of the implementation on its internal controls over financial reporting. At this time, the Company does not anticipate any adverse impact from the conversion.

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

KENDLE INTERNATIONAL INC.
	By:	/s/ Candace Kendle
Date: November 9, 2010		Candace Kendle, PharmD
Chairman of the Board and Chief Executive Officer

	By:	/s/ Keith A. Cheesman
Date: November 9, 2010		Keith A. Cheesman
Senior Vice President — Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002