Form 10-K
period 2010-12-31
KENDLE INTERNATIONAL INC
filed 2011-03-16
CIK 1039151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐. No ☑

The aggregate market value of the Registrant’s Common Stock at June 30, 2010, held by non-affiliates was $163,278,167 (based on the $11.52 closing price of the Company’s Common Stock on The NASDAQ Global Select Market LLC on June 30, 2010).

As of March 3, 2011 14,981,841 shares of no par value Common Stock were issued and 14,958,789 shares of no par value Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Commission for the Registrant’s 2010 annual report to shareholders for the fiscal year ended December 31, 2010, are incorporated by reference into Part III. See Exhibit Index on page 45.

Kendle International Inc.

Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2010

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

Early Stage

The Early Stage reportable segment is focused on the high-end scientific exploratory medicine area, from First-in-Human studies through proof-of-concept stages, in the Company’s Toronto, Canada and Utrecht, The Netherlands locations. The Company also provides full support for Phase I studies in established compounds, including bioequivalence and pharmacokinetics studies, at its Morgantown, West Virginia location. In the fourth quarter of 2010 the Company made a decision to close the Early Stage component of operations at its Utrecht location. Please see Note 9 to the Consolidated Financial Statements, as well as the Company’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2011 for further details.

Late Stage

The Late Stage reportable segment includes four reporting units: Clinical and Data Monitoring; Project Management & Late Phase; Regulatory, Safety, Site and Medical Affairs; and Biostatistics and Statistical Programming. This segment has a global reach that enables the Company to meet its customers’ needs by accessing specific patient populations in large urban areas as well as emerging markets/regions all over the world.

The Clinical and Data Monitoring unit (C&DM) conducts Phase II through IV clinical trials worldwide. C&DM provides a wide range of services including clinical monitoring, data management and study reports to assist customers with their drug development efforts.

The Project Management & Late Phase (PM & LP) unit oversees all steps of a study, from award through close out of a study. This unit also designs and conducts Phase IIIB and IV studies worldwide.

The Regulatory, Safety, Site and Medical Affairs unit provides regulatory expertise and consulting services at every stage of drug and device development, from early development to market and post market. This unit designs, among other things, clinical programs and clinical trial protocols, reviews programs and provides gap analysis to assist sponsors in achieving their clinical development strategies. The unit also provides consulting services for nonclinical development for small molecules, biologicals, vaccines and devices. This unit focuses on health economics, outcome research, scientific events and medical education services. Additionally, this unit has safety experts that assist customers with the collection, analysis and reporting of accurate drug safety data.

The Biostatistics and Statistical Programming unit offers full service statistical support for Phase I to IV clinical trials and submissions. The unit has biostatisticians that can supply comprehensive statistical analysis plans on a turnkey basis or on a consulting basis.

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

Business Strategy

The Company’s strategy is to continue to enhance its reputation as a high-quality, global provider of a full range of CRO services. This year has been a challenging one for the CRO industry, for the Company and for its customers. The Company has been affected by the repercussions of merger and acquisition activity in the global biopharmaceutical industry and the resultant reprioritization of their pipelines, search for cost efficiencies and right sizing of their workforces resulting in lower new business authorizations and higher than historical cancellations. In the near term, the Company’s strategy is to adapt to the current state of flux in the industry and bring stability back to the Company’s operations. The Company’s longer term strategy remains steadfast and consists of the following strategic initiatives:

•	Driving growth in the Company’s core competency in Phases I through IV clinical trials, while increasing profitability through its enhanced global platform.

•	Meeting the specific development pipeline needs for the Company’s targeted customers.

•	Gaining share in the CRO market through further penetration in the large (greater than $10 million in contract value) trial sector as well as continued expansion in mid-sized trials.

•	Expanding the Company’s geographic footprint with a focus on high-growth regions such as Latin America, and Asia/Pacific.

•	Setting the stage for business mix expansion.

•	Continuing to enhance infrastructure to support expansion and growth of the Company.

Customers and Marketing

Net service revenues from the top five customers accounted for approximately 26% and 27% of the Company’s total net service revenues for the years ended December 31, 2010 and 2009. No customer accounted for more than 10% of the Company’s net service revenues in either 2010 or 2009.

Segment and geographic information for the Company is contained in Note 13 to the Consolidated Financial Statements.

Backlog

Backlog consists of anticipated net service revenue from contracts, letters of intent and other forms of commitments (collectively defined as backlog) that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future net service revenue and exclude net service revenue that has been recognized previously in the Consolidated Statements of Operations. Once contracted work begins, net service revenue is recognized in the Consolidated Statements of

Operations. Backlog at December 31, 2010, was approximately $828 million compared to approximately $830 million at December 31, 2009. The majority of the Company’s backlog is from large established biopharmaceutical firms with annual revenues greater than $1 billion. Backlog arising from contracts with small biotech firms with no revenues or large biopharmaceutical partner are not material to the Company. The Company continues to experience high levels of cancellations and delays between proposals and awards due to budget reductions and pipeline reprioritizations at large pharmaceutical companies, drug failures due to efficacy and safety, and regulatory actions related to drugs in development among other things. The average duration of the contracts in backlog fluctuates from quarter to quarter based on the contracts constituting backlog at any given time. The Company generally experiences a longer period of time between contract award and revenue recognition with respect to large contracts covering global services. Additionally, as a result of biopharmaceutical companies starting to award trials earlier in the cycle than they have historically, we are seeing the time duration between award and revenue recognition elongate as study designs continue to be reviewed and revised. As the Company competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase and may be affected by changes in foreign exchange rates. Fluctuations in foreign exchange rates caused backlog to decrease by approximately $6.6 million as of December 31, 2010, primarily as a result of the weakening of the Euro throughout 2010. Based on its 2010 experience, quarterly revenue as a percentage of the beginning of the quarter backlog averaged approximately 10%.

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

Employees

As of December 31, 2010, the Company employed approximately 3,105 associates, about 61% of whom were located outside the United States. None of the Company’s associates are covered by a collective bargaining agreement and the Company believes its overall relations with its associates are good. Associates in certain of the Company’s non-U.S. locations are represented by workers’ councils as required by local laws.

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

The Company’s revenues depend on the outsourcing trends, size of the drug-development pipeline and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in the biopharmaceutical industry affect its business. A slowdown in research and development spending or a reprioritization of the drug development pipelines or limited access to capital to fund projects in the biopharmaceutical industry could negatively affect the Company’s net service revenues and results of operations. Mergers and acquisitions in the biopharmaceutical industry and the related rationalization of the drug-development pipelines could result in delay or cancellation of certain existing projects.

The CRO industry is highly competitive.

The CRO industry is comprised of a wide range of competitors including small, niche providers as well as large multi-national full-service global clinical research organizations. These companies compete based on a variety of factors, including reputation for quality, performance, price, scope of service offerings and geographic presence. Some of the Company’s competitors have greater financial resources and a wider range of service offerings over a greater geographic area. Additionally, the Company’s customers have in-house capabilities to perform services that are provided by CROs. These factors potentially could have a negative impact on the Company’s ability to win business awards.

Revenue and earnings growth rates in the future may not be as robust as in the past.

Current economic conditions including pharmaceutical company mergers, drug development pipeline reprioritization, and cost containment efforts by customers including reduction of research and development spending, among other things, have, and may continue to impact the CRO industry and, in particular, the Company’s sales and revenue growth rates. There can be no assurance that growth rates will recover to the level experienced in the past.

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

Risks Related to Our Business

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

The Company includes in backlog anticipated revenues from projects currently in process plus written awards, signed contracts, letters of intent and other awards believed to be firm commitments. These contracts vary in size and duration and may be subject to changes in scope, delays or cancellations. If the Company is successful in securing future contracts that are larger and more global in nature, the rate at which backlog is converted into revenue may be slower than the Company’s historical experience. Additionally, as a result of biopharmaceutical companies starting to award trials earlier in the cycle than they have historically, we are seeing the time duration between award and revenue recognition elongate as study designs continue to be reviewed and revised. The portion of backlog that may be performed in non-U.S. subsidiaries is exposed to fluctuations in the applicable foreign currencies which could affect the amount of revenue ultimately recognized. Fluctuations in foreign exchange rates caused backlog to decrease by approximately $6.6 million at December 31, 2010.

The economic climate has caused the Company to rapidly adjust from a robust growth strategy to a cost containment strategy in a short period of time, which has placed, and is expected to continue to place, significant demands on it.

The Company has had to adapt to a rapidly changing economic and industry environment. Historically, the Company had grown rapidly, both organically and through acquisitions. In 2009 and continuing through 2010, the Company experienced lower new business authorizations than in its recent past, combined with higher than historical levels of cancellations. This placed significant stress upon the organization to adjust from building toward expected future growth to taking rapid actions to preserve profitability. As a result, the Company embarked on reduction in force and cost containment initiatives which could have an unfavorable impact on the future operations should the environment quickly recover. Additionally, certain geographic regions could grow at faster rates than other geographic regions, resulting in the Company hiring associates in those regions (i.e. Latin America and Asia/Pacific) at a more accelerated pace than in other regions.

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

The Company had goodwill and other acquisition-related intangible assets of approximately $248.0 million and $258.8 million as of December 31, 2010 and December 31, 2009, respectively, which constituted approximately 51% and 48%, respectively, of its total assets at these periods. The Company periodically (at least annually unless triggering events occur that cause an interim evaluation), evaluates goodwill and other acquired intangible assets for impairment. Any future determination requiring the write off of a portion of the Company’s goodwill or other acquired intangible assets could adversely affect its results of operations and financial condition. Should current economic conditions continue, the annual or an interim evaluation (if required as indicated above) could result in an impairment of the Company’s goodwill. In connection with its annual evaluation of goodwill for the year ended December 31, 2010, the Company determined that a portion of the goodwill related to its Early Stage segment was impaired and as a result wrote off approximately $7.3 million of the goodwill related to this segment. See Note 5 to the Consolidated Financial Statements for further detail on goodwill and amortizable intangible assets.

The Company’s indebtedness could adversely affect its business and financial condition.

As of December 31, 2010, the Company had $142.5 million (in par value) of convertible debt outstanding and an additional $35 million of borrowing capacity under a revolving line of credit. The Company also maintains a

$5.0 million multicurrency facility that is renewable annually and used in connection with its European operations. For a description of the Company’s indebtedness and that of its subsidiaries, see Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The global economy has shown signs of volatility and continues to show signs of fragility; its impact may be far reaching. As a result, the Company may be exposed to risks related to defaults from its suppliers and customers, as well as, from the counterparties to its purchased call options and sold warrants that are beyond the Company’s control. Key suppliers could fail to deliver agreed upon goods or services. Customers may not be able to obtain financing for their clinical trials with the Company, which may result in the delay or cancellation of these trials. Additionally, customers may not be able to pay or may pay receivables more slowly than in the past resulting in bad debt expenses or poor cash flows. The purchasers of the call options and sold warrants could become insolvent resulting in an inability to honor their commitments or in unanticipated dilution should the target conversion price terms be met.

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

The Company’s Consolidated Financial Statements are denominated in U.S. dollars. For the year ended December 31, 2010, approximately 59% of the Company’s net service revenues were derived from operations outside the United States compared to 57% in the same period of 2009. The Company strives for contractual protection to limit the foreign currency fluctuation risk exposure in contracts with its customers where possible, but that protection is not always achievable or adequate to insulate the Company from significant fluctuations. Additionally, due to the uncertainties regarding the timing of and currencies involved, it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. As a result, changes in foreign currency exchange rates could significantly affect the Company’s results of operations, financial position and cash flows as well as its ability to finance large acquisitions outside the United States.

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

The Company made a significant investment in an enterprise resource planning solution implementation of which began in 2010. When fully implemented, this major initiative is intended to integrate pricing, sales, project accounting, time reporting, trial management, human resources, billing and general ledger programs to provide management and financial reporting. The delay in implementation or failure of this project could result in, among other things, an inability to manage our business, bill and collect accounts receivable or accurately report our financial results. This new technology will also rely on third parties for processing and storing of data which exposes the Company to additional risks.

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

The Company’s consolidated financial statements are currently subject to the application of U.S. Generally Accepted Accounting Principles (GAAP), which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. It is possible that future changes in standards may change the current accounting treatment and that such changes could have a material adverse effect on the Company’s operating results and financial condition. (See Note 1, Critical Accounting Policies, specifically New Accounting Pronouncements for known changes in standards.)

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

This volatility and valuation decline has affected securities issued by many companies in many industries, in addition to the Company’s common stock, often for reasons unrelated to their operating performance. Future valuation declines may cause the Company’s total market capitalization to decrease to a level which could result in a potential impairment of the Company’s goodwill.

The Company’s convertible note hedge and warrant transactions may affect the trading price of its common stock.

In connection with the issuance of the Company’s Convertible Notes (see Note 7), the Company entered into convertible note hedge transactions with the participating Underwriter and JP Morgan Chase (collectively, the counterparties). The convertible note hedge transactions are comprised of purchased call options and sold warrants. The purchased call options are expected to reduce exposure to potential dilution upon the conversion of the Convertible Notes. The Company also entered into warrant transactions with such counterparties. The sold warrants have an exercise price that is approximately 70% higher than the closing price of the Company’s common stock on the date the Convertible Notes were priced. The warrants are expected to provide the Company with some protection against increases in our stock price over the conversion price per share. In connection with these transactions, the counterparties, or their affiliates:

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

The Company leases all of its facilities. The Company’s principal executive offices are located in Cincinnati, Ohio. Early in 2008, the Company entered into a lease extension for these offices which extended the term of the lease from 2009 to 2019 and increased the amount of space leased from approximately 122,000 square feet to approximately 143,000 square feet. The lease extension also provides the Company with an opportunity to lease additional space in the future.

In addition, the Company leases substantial facilities in Durham, North Carolina; Toronto, Canada; Munich, Germany; Camberley, United Kingdom; Edinburgh, United Kingdom; Utrecht, The Netherlands; and Mexico City, Mexico. The Company’s Early Stage operations are located in Morgantown, West Virginia, Toronto, Canada and Utrecht, The Netherlands. The Company has previously announced its intention to close the Utrecht Early Stage location in early 2011. The Company also maintains offices in various other North American, European and Asia-Pacific, including Australian and Indian locations, as well as in Latin America and South Africa.

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

2010 Quarterly	First	Second	Third	Fourth

Ranges of stock price
High	$21.79	$19.67	$13.57	$11.59
Low	17.00	11.44	7.68	8.86

2009 Quarterly	First	Second	Third	Fourth

Ranges of stock price
High	$25.66	$23.13	$17.33	$18.88
Low	15.05	8.28	9.57	14.71

The number of holders of record of Kendle International Inc. common stock was 139 as of March 8, 2011. This total excludes shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks. The Company has not paid dividends on its Common Stock since its initial public offering in August 1997. The Company does not currently intend to pay dividends in the foreseeable future and, in any event, is restricted from paying dividends under the terms and conditions of its credit facility.

Performance Graph

The following graph compares the five-year cumulative total shareholder returns of the Company’s Common Stock with the NASDAQ Composite Index and the NASDAQ Health Services Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kendle International Inc., The NASDAQ Composite Index
And The NASDAQ Health Services Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Dollar Value of $100 Investment at December 31,
	2005	2006	2007	2008	2009	2010
Kendle International Inc.	100.00	122.18	190.05	99.92	71.13	42.31

NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93

NASDAQ Health Services	100.00	109.80	117.78	87.97	99.96	100.19

Securities Authorized Under Equity Compensation Plans:

The information required for Securities Authorized Under Equity Compensation Plans can be found in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008	2007(1)	2006
		(In thousands except per share data)

Net service revenues	$333,766	$416,688	$475,092	$397,584	$283,471
Reimbursable out-of-pocket revenues	114,493	135,224	203,489	171,234	90,465

Total revenues	448,259	551,912	678,581	568,818	373,936
Cost and expenses:
Direct costs	171,600	210,586	247,436	204,161	152,826
Reimbursable out-of-pocket costs	114,493	135,224	203,489	171,234	90,465
Selling, general and administrative	135,239	144,659	155,577	125,744	91,796
Depreciation and amortization	16,340	15,712	15,253	14,865	10,403
Employee severance and office consolidation costs	4,522	10,157	—	—	236
Intangible impairment charge	—	—	—	—	8,200
Goodwill impairment charge	7,263	—	—	—	—

Total costs and expenses	449,457	516,338	621,755	516,004	353,926
Income (loss) from operations	(1,198)	35,574	56,826	52,814	20,010
Other income (expense):
Interest income	144	579	760	1,466	1,939
Interest expense	(11,949)	(14,403)	(15,891)	(17,547)	(6,781)
Write-off of deferred financing costs	—	—	—	(4,152)	—
Other	7,770	4,034	(2,043)	(4,816)	(1,795)
Gain on debt extinguishment	—	2,887	—	—	—

Total other income (expenses)	(4,035)	(6,903)	(17,174)	(25,049)	(6,637)
Income (loss) before income taxes	(5,233)	28,671	39,652	27,765	13,373
Income tax provision (benefit)	(674)	13,434	16,509	11,755	4,843

Net (loss) income	$(4,559)	$15,237	$23,143	$16,010	$8,530

INCOME (LOSS) PER SHARE DATA
Basic:
Net income (loss) per share	$(0.31)	$1.03	$1.57	$1.10	$0.60
Weighted average shares	14,907	14,862	14,751	14,520	14,323
Diluted:
Net income (loss) per share	$(0.31)	$1.02	$1.54	$1.08	$0.58
Weighted average shares	14,907	14,992	14,993	14,889	14,762

CONSOLIDATED BALANCE SHEET DATA(2)

	As of December 31,
	2010	2009	2008	2007	2006

Working capital	$42,214	$56,476	$68,595	$60,084	$56,404
Total assets	489,911	539,723	554,888	498,675	455,072
Total short and long-term debt, including capital leases	133,116	138,394	172,159	165,673	200,099
Total shareholders’ equity	230,847	236,047	212,624	175,257	140,112

(1)	Includes the effects of the January 1, 2007 adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

(2)	From 2006 to 2008, the Company made three acquisitions. See the Acquisitions section of Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Service contracts usually are long-term arrangements that require Company performance over several years. A contract usually requires a portion of the contract fee to be paid at the time of contract execution, and the balance is received in specified installments or milestones over the contract’s duration. Other methods for receiving payment include units achieved and time and materials incurred. During performance of the services, any of the following events may occur and impact the contract price:

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

In addition to full-service and functional service arrangements described above, the Company provides consulting services to its customers under contracts that generally are shorter-term in nature than full-service contracts. Net service revenues from these contracts are not material to the Company’s consolidated net service revenues.

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

Historically the majority of the Company’s contracts were fixed-price in nature and net service revenues were calculated on a proportional performance or percentage of completion methodology. However over the recent history the Company and its customers have moved toward a units-based contract methodology in new contracts. It is the Company’s intent to continue to structure its contracts under a units-based methodology. Therefore, the Company expects the percentage of contracts under which net service revenues are recognized using units-based methodology to continue to increase in future periods. Under a units-based contract methodology, amounts recognized as net service revenues are calculated based on units completed in the period multiplied by a unit value or selling price that is outlined in the contract.

A contract amendment, which results in revisions to net service revenues and cost estimates, is recognized in revenue calculations beginning in the period in which the parties reach written agreement to the amendment.

Early Stage Segment Contracts

Early Stage segment business awards are also subject to a competitive bidding process and, upon award, are memorialized in a contract that includes terms and conditions that are substantially similar to the Company’s contracts with its Late Stage segment customers. Most of the revenue for the Early Stage segment is recognized under units-based contracts by multiplying units completed by the applicable contract per-unit price. In general, the Early Stage segment contract duration is substantially less than that of the Late Stage segment. Because the Early Stage business is also subject to the same cancellation risk as the Late Stage contracts, the Company attempts to require the customer to pay a cancellation fee if the customer cancels a project award. Net service revenues from these Early Stage contracts generally represent less than 10% of the Company’s consolidated net service revenues.

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

Recent Developments and CRO Marketplace

The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of its major customers could have a material adverse effect on the Company. The economic conditions have created a very challenging climate causing the Company to rapidly adjust its strategies and align the workforce to match the demand for its services. The business climate has caused customers to re-evaluate priorities resulting in increases in contracts for the more promising projects, scaling back and/or canceling other projects and delaying decisions on others. The biopharmaceutical industry is reducing costs and, often, their workforce. The Company may benefit from increased outsourcing on the part of its customers or it may be harmed by a reduction in spending. The Company views the current conditions as an opportunity to attract well qualified candidates to strengthen and improve its operations and gain penetration and increase market share as less research and development is done in-house by our customers. Another industry trend is the rapidly approaching “patent cliff” for a number of blockbuster drugs within the biopharmaceutical industry and the significant loss of industry revenue from these drugs. The Company’s customers are addressing this situation in two ways: (1) by exploring ways to capture the revenue from these drugs once they move to the “generic” category, and (2) by continuing to identify new uses for the existing drugs which may increase its value by lengthening its patent life, or developing new compounds. This is both an opportunity and a challenge for the Company, as its customers will need to find less costly, more efficient research options often through the establishment of strategic alliances or partnerships. The Company believes it is well positioned for this development.

In addition, the volatility of currency exchange rate fluctuations may have a significant impact on the Company as more of its business is earned outside the United States. Fluctuations in exchange rates are not predictable, with any degree of accuracy, or foreseeable.

Results of Operations

Year Ended December 31, 2010 (2010) Compared with Year Ended December 31, 2009 (2009)

Net Service Revenues

Information to be discussed regarding segment net service revenues is outlined in the following table:

	Year Ended December 31,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands)

Net service revenues
Late stage	$305,872	$370,178	$(64,306)	(17.4)%
Early stage	25,888	37,473	(11,585)	(30.9)%
Support & other(a)	2,006	9,037	(7,031)	(77.8)%

Total net service revenues	333,766	416,688	(82,922)	(19.9)%
Reimbursable out-of-pocket revenues(b)	114,493	135,224	(20,731)	(15.3)%

Total revenues	$448,259	$551,912	$(103,653)	(18.8)%

(a)	Support & Other consists of revenues performed for administrative services.

(b)	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.

Net service revenues decreased 19.9% to $333.8 million for 2010 from $416.7 million in 2009.

Net service revenues in the Late Stage segment decreased 17.4% to $305.9 million in 2010 compared to $370.2 million in 2009. The declines were driven primarily by low new business awards throughout 2009 and the first half of 2010, reductions in the scope of existing projects, cancellations of existing projects and continued delays in the selling cycle, more specifically, advancing contracts from the awarded status to the signed contract status, which prevented the Company from commencing work and revenue generating activities. Additionally, pharmaceutical company mergers as well as uncertainty in the global economy delayed customer decisions on previously awarded contracts and slowed the contract signature process as pharmaceutical companies re-evaluate their pipelines and their plans for future development of products. The Company also experienced a significantly higher than normal cancellation rate on previously awarded studies in 2009 and for at least the first quarter of 2010. In the second quarter of 2010, the Company began to see this rate moderate and in the third and fourth quarters cancellations were lower than the first half of 2010.

Net service revenues in the Early Stage segment decreased approximately 30.9%, to approximately $25.9 million in 2010 compared to $37.5 million in 2009, primarily due to lower sales volumes and continued project delays similar to those discussed in the Late Stage segment. Due to the trend of decreased net service revenues at the Phase I unit in the Netherlands, the Company made a decision (in the fourth quarter) to close the Early Stage operations at this location. Please see Note 9 to the financial statements for further details.

A summary of net service revenues by geographic region for 2010 and 2009 is presented below:

	For the Year Ended December 31,
			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands)

North America	$154,090	$200,866	$(46,776)	(23.3)%
Europe	130,767	157,628	(26,861)	(17.0)%
Latin America	36,215	40,830	(4,615)	(11.3)%
Asia-Pacific	12,694	17,364	(4,670)	(26.9)%

Total net service revenues	$333,766	$416,688	$(82,922)	(19.9)%

In 2010 revenues decreased in all regions from the prior year. This is the result of the same factors as previously mentioned in the analysis of Late Stage and Early Stage revenues. The Company experienced a decline in both demand and volume in all regions, however the decrease in Latin America was not as great as that of the other regions as the Company’s customers continue to look toward accessing the patient populations in lower cost, emerging regions to conduct clinical trials.

Net service revenues from the Company’s top five customers accounted for approximately 26% and 27% of net service revenues in 2010 and 2009, respectively. No customer accounted for more than 10% of total net service revenues for 2010 or 2009.

Reimbursable Out-of-Pocket Revenues/Expenses

Reimbursable out-of-pocket revenues and expenses fluctuate from period to period due primarily to the level of investigator activity in a particular period. Reimbursable out-of-pocket revenues and expenses decreased 15.3% to $114.5 million in 2010 from $135.2 million in 2009. The decrease is due primarily to a decrease in the number of studies in which the Company is procuring investigator services.

Operating Expenses

	For the Year Ended December 31,
			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands)

Direct costs	171,600	210,586	(38,986)	(18.5)%
Reimbursable out-of-pocket costs	114,493	135,224	(20,731)	(15.3)%
SG&A expenses	135,239	144,659	(9,420)	(6.5)%
Restructuring expenses	4,522	10,157	(5,635)	(55.5)%
Depreciation and amortization	16,340	15,712	628	4.0%
Goodwill impairment	7,263	—	7,263

Total operating expenses	449,457	516,338	(66,881)	(13.0)%

Direct costs decreased in 2010 from 2009 by approximately $39.0 million, or 18.5%. The decrease in direct costs is attributable to a full year of cost savings initiatives (that began in the second quarter of 2009) and reduced work volumes as a result of the decline in net service revenues experienced by the Company.

Direct costs expressed as a percentage of net service revenues were 51.4% in 2010 compared to 50.5% in 2009. In 2009, direct costs benefitted from insurance proceeds received against an accrual for rework that was originally absorbed by the Company.

Selling, general and administrative (SG&A) expenses decreased in 2010 from 2009 by approximately $9.4 million, or 6.5%. The primary reason for the decrease in SG&A costs relates to the full year benefit of the cost savings initiatives undertaken in the second quarter of 2009, which are discussed in detail below along with restructuring expenses, as well as strict cost control measures put into place in 2009 and 2010. Selling, general and administrative expenses expressed as a percentage of net service revenues were 40.5% in 2010 compared to 34.7% in 2009. SG&A as a percent of revenues has increased when compared to the previous period as a significant portion of these costs are more fixed in nature and do not decrease in proportion with net service revenues. Additionally, in the second quarter of 2010, the Company awarded annual salary merit increases to its employees for the first time since 2008, reinstated certain benefits that had previously been suspended, continued on its path to implement its new ERP system, and continued to invest in its new business development and global sales organization, which partially offset the benefits of our cost savings efforts.

Beginning in the second quarter of 2009, the Company commenced several initiatives to optimize its workforce, match capacity with demand, and reduce operating expenses. The Company recorded restructuring charges totaling $4.5 million in 2010 and $10.2 million in 2009, for severance-related and other expenses (primarily related to facility closures). These measures resulted in lower costs in 2010 as compared to 2009. Severance charges have been primarily related to the Late Stage and Support and Other reportable segments, with the exception of a $3.0 million severance reserve recorded in the fourth quarter of 2010 related to the announced closing of Early Stage operations at the Company’s Utrecht, Netherlands facility.

Depreciation and amortization expense increased by $0.6 million, from $15.7 million in 2009 to $16.3 million in 2010.

Due to the inconsistent nature of the Early Stage business, both within the Company and the industry, during the third quarter of 2010 the Company commenced an evaluation of strategic alternatives for the Early Stage segment. Based upon this review and other triggering events, the Company began, but was unable to complete its goodwill impairment analysis, which was completed during the fourth quarter. Also during the fourth quarter, in addition to conducting its annual impairment analysis for both the Early and Late Stage segments, the Company made a decision to close the Early Stage portion of its operations in Utrecht, The Netherlands. As a result of the above events the Company recorded a goodwill impairment charge of $7.3 million for its Early Stage segment in the fourth quarter of 2010. At December 31, 2009, the fair value of the Early Stage segment exceeded the carrying value, resulting in no goodwill impairment charge. At December 31, 2010 and 2009, the fair value of all Late Stage reporting units exceeded the carrying value, resulting in no goodwill impairment charge.

Information to be discussed regarding segment operating income is outlined in the below table:

	For the Year Ended December 31,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands)

Operating income (loss)
Late stage	$63,575	$81,109	(17,534)	(21.6)%
Early stage	(11,455)	4,187	(15,642)	(373.6)%
Support & other	(53,318)	(49,722)	(3,596)	7.2%

Total operating income (loss)	$(1,198)	$35,574	$(36,772)	(103.4)%

The Company experienced a loss from operations in 2010 of $1.2 million, or (0.4%) of net service revenues compared to income from operations of $35.6 million, or 8.5% of net service revenues in 2009. The overall decline in operating income and operating income as a percentage of net service revenues was primarily due to items discussed in more detail in the preceding paragraphs, primarily the reduction in net service revenues, goodwill impairment and restructuring items. Please see section titled Non-GAAP Operating Income and EPS for further discussion.

Income from operations from Kendle’s Late Stage segment in 2010 was $63.6 million or 20.8% of net service revenues compared to Late Stage income from operations of $81.1 million, or 21.9% of net service revenues in 2009. The decline in the Late Stage operating margin was due primarily to a decline in net service revenues, felt most heavily in the North American, European and Asia Pacific regions, which was driven by a decline in new business awards and new contracts, increased cancellations and delays in existing studies leading to decreased utilization of billable associates and excess capacity which the Company was able to partially offset by its restructuring efforts.

Early Stage operating results declined in 2010 from the same periods in 2009 as a result of the decline in net service revenues, as well as the restructuring costs and goodwill impairment recorded in connection with the closure of Early Stage operations at its Utrecht, The Netherlands facility. Early Stage operations generally have higher fixed costs making a decline in revenues more difficult to absorb. The Early Stage operations for 2010 resulted in operating losses, largely driven by the results of the Utrecht closure. The Early Stage segment incurred net operating loss of $11.5 million or (44.2%) of net service revenues in 2010 compared to Early Stage income from operations of $4.2 million, or 11.2% of net service revenues in 2009.

Other Income/(Expense)

Total other income (expense) was a net expense of $4.0 million in 2010 compared to expense of $6.9 million in 2009.

The components of Other Income/Expense were as follows for the periods presented:

	For the Year Ended December 31,
			Increase
	2010	2009	(Decrease)
	(In thousands)

Other income (expense)
Interest income	$144	$579	$(435)
Interest expense	(11,949)	(14,403)	2,454
Gain (loss) on extinguishment of debt	(71)	2,887	(2,958)
Foreign currency gains	8,665	5,350	3,315
Other expenses	(824)	(1,316)	492

Total other income (expense)	$(4,035)	$(6,903)	$2,868

Interest Income

Interest income decreased by approximately $435,000 in 2010 which is the result of both a decrease in average cash balance and lower returns on invested cash.

Interest Expense

The primary component of interest expense is related to the Company’s 3.375% Convertible Notes issued in June 2007. For 2010, the amount of interest expense recognized for the contractual interest rate was $5.0 million and the amount recognized for discount amortization was $5.6 million for a total of approximately $10.6 million. Additionally, approximately $1.6 million of interest expense was recognized for amortization of deferred issuance costs related to the Company’s Convertible Notes, the new credit Facility and termination of the Old Facility (as defined in Liquidity and Capital Resources). For 2009, the amount of interest expense recognized for the contractual interest rate was $6.1 million and the amount recognized for discount amortization was $6.5 million for a total of $12.6 million. Additionally, $1.3 million of interest expense was recognized for amortization of deferred issuance costs related to the Convertible Notes and the Company’s credit facility. The decline in interest expense in 2010 is due to a full year of lower outstanding principle on the Convertible Notes purchased by the Company on the open market in 2009 as well as an additional open market purchase in the second quarter of 2010.

Gain on Extinguishment of Debt

In 2010, the Company repurchased in the open market $12.0 million in par value of its outstanding Convertible Notes for cash in the amount of $11.1 million. The amortized book value of the debt was $10.8 million and a pre-tax net loss of approximately $71,000 was recorded. Debt issuance costs with a carrying value of $154,000 were written off in conjunction with the transaction and were included in the determination of net loss. During 2009, the Company repurchased in several transactions on the open market $45.5 million in par value of Convertible Notes for cash in the amount of $36.5 million. The carrying value of these Convertible Notes at the time of repurchase was approximately $40.0 million and a pre-tax gain on extinguishment of debt of approximately $2.9 million was recorded. As part of the repurchase transaction, the proportionate share of debt issuance costs ($840,000) were included in the determination of the gain amount and were written off.

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

For the year ended December 31, 2010, the Company recorded foreign exchange rate gains of $8.7 million dollars, related primarily to strengthening of most currencies against the Euro.

In the first quarter of 2009, the Company eliminated a substantial portion of its foreign currency denominated intercompany notes payable between the U.S. subsidiary and the U.K. subsidiary and between the U.S. subsidiary and German subsidiary. The Company maintained foreign currency arrangements in connection with these transactions. The Company also terminated its foreign currency hedge arrangements that were in place to hedge this currency exposure. As a result the Company incurred losses related to the exchange rate fluctuations on the intercompany notes and related derivative instruments (pre-settlement) of approximately $1.0 million for the year ended December 31, 2009. In addition to the losses on the intercompany notes and foreign currency hedge arrangements discussed above, the Company recorded foreign exchange rate gains of approximately $6.3 million in 2009. The foreign exchange gain in 2009 mostly occurred in the first six months of 2009 and was primarily due to the strengthening of the British pound against the Euro and the strengthening of the U.S. dollar against both the British pound and the Euro during that time period.

Income Taxes

The Company recorded a tax benefit at an effective rate of approximately 12.9% in 2010 compared to tax expense at an effective rate of approximately 46.8% in 2009. The tax benefit of $674,000 for 2010 includes approximately $90,000 of tax benefit related to the impairment of approximately $7.3 million of goodwill. Additionally, tax benefits were recorded during the year related to the recognition of tax benefits that were previously unrecognized. The tax expense of $13.4 million for 2009 includes $4.4 million in tax expense for the settlement of foreign currency hedges and related intercompany notes and a $1.0 million item for the tax related to the taxable gain from the extinguishment of debt in connection with the open market repurchases. These items are partially offset by a tax benefit recorded in the third quarter of 2009 related to revisions in estimates for certain items related to the Company’s 2008 U.S. federal tax return and an additional tax benefit of approximately $1.0 million recorded during 2009 related to the usage of certain deferred tax assets for which a valuation allowance had been previously recorded.

Net Income (Loss)

Net loss for 2010 was approximately $4.6 million, or $0.31 per diluted share and basic share, compared with net income of approximately $15.2 million, or $1.02 per diluted share and $1.03 per basic share in 2009.

Non-GAAP Operating Income, Net Income and EPS

Non-GAAP operating income, non-GAAP net income and non-GAAP EPS are alternative views of the Company’s performance used by management that the Company is providing because management believes this information enhances investors’ understanding of the Company’s results. Non-GAAP measures exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items are restructuring charges and goodwill impairment. The excluded items are significant components in understanding and assessing financial performance. Therefore, the information on non-GAAP operating income, net income and EPS should be considered in addition to, but not in lieu of, operating income, net income and earnings per share prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Additionally, since non-GAAP measures are not determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	For the Years Ended
	December 31,
	2010	2009
	(In thousands except per share data)

Reconciliation of non-GAAP income (loss) from operations:
Income (loss) from operations, as reported	$(1,198)	$35,574
Restructuring expense	4,522	10,157
Goodwill impairment	7,263	—

Non-GAAP income from operations	$10,587	$45,731

Reconciliation of non-GAAP net income (loss):
Net income (loss), as reported	$(4,559)	$15,237
Restructuring expense, net of tax	3,349	6,799
Goodwill impairment, net of tax	7,173	—

Non-GAAP net income	$5,963	$22,036

Reconciliation of non-GAAP diluted net income (loss) per share:
Net income (loss) per share, as reported	$(0.31)	$1.02
Restructuring expense, net of tax	0.22	0.45
Goodwill impairment, net of tax	0.48	—
Rounding	0.01	—

Non-GAAP net income per share	$0.40	$1.47

Restructuring Expenses

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

Goodwill Impairment

For the year ended December 31, 2010, the Company recorded an impairment loss of $7.3 million in connection with the finalization of the third quarter goodwill impairment analysis, the Company’s annual impairment testing in the fourth quarter and the decision to close the Early Stage operations of its Utrecht, The Netherlands facility. Subsequent to the impairment charge, the Company’s Early Stage segment maintains approximately $11.7 million of goodwill.

Year Ended December 31, 2009 (2009) Compared with Year Ended December 31, 2008 (2008)

Net Service Revenues

Information to be discussed regarding segment net service revenues is outlined in the following table:

Revenues

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

Income from operations in 2009 declined to $35.6 million, or 8.5% of net service revenues, compared to $56.8 million, or 12.0% of net service revenues in 2008. The overall decline in operating income and operating income as a percentage of net service revenues was primarily due to items discussed in more detail in the preceding paragraphs, including the reduction in net service revenues and the restructuring expense. Please see section titled Non-GAAP Operating Income, Net Income and EPS for further discussion.

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

Other Income/(Expense)

Total other income (expense) was expense of $6.9 million in 2009 compared to expense of $17.2 million in 2008.

The components of Other Income/Expense were as follows for the periods presented:

	For the Year Ended December 31,
	2009	2008	Change

Other income (expense)
Interest income	$579	$760	$(181)
Interest expense	(14,403)	(15,891)	1,488
Gain on extinguishment of debt	2,887	—	2,887
Foreign currency gains / (losses)	5,350	(1,006)	6,356
Other expenses	(1,316)	(1,037)	(279)

Total other income (expense)	$(6,903)	$(17,174)	$10,271

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

For 2009, the amount of interest expense recognized for the contractual interest rate was $6.1 million and the amount recognized for discount amortization was $6.5 million for a total of $12.6 million. Additionally, $1.3 million of interest expense was recognized for amortization of deferred issuance costs related to the Convertible Notes and the Company’s credit facility. For 2008, the amount of interest expense recognized for the contractual interest rate was $6.8 million and the amount recognized for discount amortization was $6.6 million for a total of $13.4 million. Additionally, $1.2 million of interest expense was recognized for amortization of deferred issuance costs related to the Convertible Notes and the Company’s credit facility. The decline in interest expense in 2009 is due to the open market repurchases during the year of a portion of the convertible notes outstanding.

Gain on Extinguishment of Debt

During 2009, the Company repurchased in several transactions on the open market $45.5 million in par value of Convertible Notes for cash in the amount of $36.5 million. The carrying value of these Convertible Notes at the time of repurchase was approximately $40.0 million and a pretax gain on extinguishment of debt of approximately $2.9 million was recorded. As part of the repurchase transactions, the proportionate share of debt issuance costs in the amount of $840,000 was included in the determination of the gain amount and was written off.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $21.2 million at December 31, 2010 compared to approximately $52.1 million at December 31, 2009. In 2010, cash and cash equivalents decreased by $30.9 million primarily as a result of cash used in investing and financing activities of $19.6 million and $11.8 million, respectively, offset slightly by cash provided from operating activities. Foreign exchange rates negatively impacted cash and cash equivalents by approximately $0.4 million. In addition, the Company has restricted cash of approximately $0.9 million at December 31, 2010 compared with $1.1 million at December 31, 2009, which represents cash received from customers that is held in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer. Because this restricted cash is directly related to operation of the Company’s business, the activity is included in operating cash flows as opposed to financing cash flows.

Net cash provided by operating activities for the year consisted primarily of a net loss of $4.6 million adjusted for noncash expenses of $20.6 million primarily related to depreciation and amortization, debt issuance cost amortization, and goodwill impairment charges, partially offset by the noncash changes in deferred income taxes and unrealized gains in foreign exchange for the year ended December 31, 2010. Additional uses of operating cash resulted from decreases in advanced billings and accrued liabilities primarily as a result of lower revenue volumes in 2010, offset partially by the net collections of accounts receivable. In 2009, changes in operating assets and liabilities provided net cash in the amount of $10.5 million, driven by collections of accounts receivable as well as receipt of cash payments totaling $4.5 million for tenant improvement allowances as per the terms of the lease for the Company’s headquarters. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers and payments for outstanding accounts receivable are collected from customers. Accounts receivable, net of advance billings, decreased from $49.1 million at December 31, 2009, to $48.1 million at December 31, 2010.

Cash flows used for investing activities for the year ended December 31, 2010 included the use of approximately $17.3 million for property and equipment additions and $2.4 million for the final payment on a prior acquisition. Cash flows used for investing activities for the year ended December 31, 2009 included the use of $19.0 million for property and equipment additions and $2.9 million for acquisition of businesses (primarily partial payment of accrued contingent consideration) combined with the receipt of $17.3 million from the termination of the existing hedge agreements.

Cash flows used in financing activities for the year ended December 31, 2010 were $11.8 million, of which $11.1 million was used to repurchase $12.0 million in par value of the Company’s Convertible Notes on the open market. Cash flows used in financing activities for the year ended December 31, 2009 were $36.9 million, of which $36.5 million was used to repurchase $45.5 million in par value of the Company’s Convertible Notes on the open market.

Cash used for capital expenditures of $17.3 million, $19.0 million, $27.1 million in 2010, 2009, and 2008, respectively was primarily related to information technology initiatives.

In March 2010, the Company terminated its prior credit agreement and entered into a new credit agreement (the “Facility”). The Facility is comprised of a $35 million revolving loan commitment, with up to $10 million of such commitment available for issuance of letters of credit and up to $5 million of such commitment available for same-day swing line loans. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin; or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.

The Facility, as amended on April 27, 2010, matures on March 31, 2015. Before this amendment, the Facility had the potential for accelerated maturity on January 15, 2012 in the event that five percent (5%) or more of the currently outstanding principal amount of the Convertible Notes discussed below had not been redeemed or repaid in full on or prior to January 15, 2012. The Facility was amended again on January 21, 2011 (Amendment No. 2) to increase the “Total Leverage Ratio” for certain periods and also contemplates certain additional add-backs to “Consolidated EBITDA” for certain cash and non-cash charges.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures in any fiscal year and limitations on certain acquisitions and asset sales outside the ordinary course of business as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. The Company is in compliance with the covenants as of December 31, 2010.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.

In July, 2007, the Company issued $200 million of five-year Convertible Notes with a maturity date of July 15, 2012. The Convertible Notes bear interest at an annual rate of 3.375%, payable semi-annually in arrears on January 15 and July 15 of each year. The Convertible Notes are convertible at the option of the holder into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $47.71 per share (approximating 20.9585 shares per $1,000 principal amount of the Convertible Notes), upon the occurrence of certain events. In addition, upon events defined as a “fundamental change” under the Convertible Note Indenture, holders of the Convertible Notes may require the Company to repurchase the Convertible Notes. If upon the occurrence of such events in which the holders of the Convertible Notes exercise the conversion provisions of the Convertible Notes, the Company will need to remit the principal balance of the Convertible Notes to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes occurs every quarter. As of December 31, 2010 and 2009, the Convertible Notes are classified as long-term in the accompanying Consolidated Balance Sheets.

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

In 2010, the Company repurchased $12.0 million in par value of its Convertible Notes on the open market for cash of $11.1 million. The amortized carrying value of these repurchased notes was $10.8 million and a non-cash net loss of $71,000 was recorded. As part of the repurchase transaction, the proportionate share of debt issuance costs in the amount of $154,000 was written off. This transaction is expected to result in reduced cash interest expense and non-cash discount amortization of $2.0 million over the remaining term of the Convertible Notes. Of the consideration paid to repurchase the Convertible Notes, $348,000 was allocated to the equity component. This is considered to be a reacquisition of a portion of the equity component of the Convertible Notes and as such is recorded as a reduction of additional paid in capital.

As of December 31, 2010, $142.5 million in par value was outstanding under the Convertible Notes, no amounts were outstanding under the revolving credit portion of the Facility that the Company maintained and no amounts were outstanding under the Multicurrency Facility. The Company did draw on the Facility for short periods of time in the third and fourth quarters of 2010 to cover operational cash flow needs resulting primarily from temporary billing delays related to the ERP implementation, promptly repaying each advance. The maximum amount outstanding at any point was $3 million and the average daily amount outstanding for the second half of 2010 was $250,000. The weighted average interest rate paid on these advances was 5.76%.

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

As more of the Company’s revenues are generated in locations other than the U.S., repatriation of those cash flows in a tax efficient manner is increasingly challenging. The Company is in the process of revising its internal transfer pricing methodologies to align with its current operational model with the goal of future tax savings as a result of increased utilization of existing tax attributes.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2010 are as follows:

	Year	Years	Years	Years
	2011	2012-2013	2014-2015	After 2016	Total
	(In thousands)

Capital lease obligations (including interest)	$35	$—	$—	$—	$35
Operating Leases	17,127	26,195	17,136	17,974	78,432
Debt payments(1)	—	142,500	—	—	142,500
Interest on debt(2)	4,809	2,605	—	—	7,414
FIN 48 obligation, including interest and penalties(3)	—	—	—	—	—

Total	$21,971	$171,300	$17,136	$17,974	$228,381

Short-term obligations arising in the ordinary course of business are excluded from the above table.

(1)	Under the terms of the Convertible Notes, the Convertible Notes are convertible into shares of the Common Stock upon the occurrence of various factors described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis. The above table assumes no conversion with the remaining principal amount of the Convertible Notes paid at the maturity date of July 15, 2012.

(2)	The interest rate used in the calculation of interest was 3.375% which represents the cash coupon obligation.

(3)	FIN 48 obligations of $1.1 million (including interest) have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported Consolidated Financial Statements for a particular period. Actual results could differ from those estimates.

Revenue Recognition

A portion of the Company’s net service revenues are based on fixed-price contracts calculated on a proportional performance basis (also referred to herein as “percentage-of-completion”) based upon assumptions regarding the estimated total costs for each contract. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Additionally, work is performed under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rate for each contract.

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

A contract amendment, which results in revisions to net service revenues and cost estimates, is recognized in the percentage-of-completion calculations beginning in the period in which the parties reach written agreement to the amendment (see also Company Overview section of MD&A for a description of the contract amendment process). Historically, the aggregate value of contract amendments signed in any year represents approximately 15% to 20% of annual sales. Although the majority of the Company’s contract amendments relate to future services, the Company and its customers may execute contract amendments for services that the Company already has performed. In these circumstances, net service revenue from past services performed is recognized in the current period. Historically, the impact of such amendments on results of operations has not been material.

Under the Company’s policy, project teams are not authorized to engage in tasks outside the scope of the contract without prior management approval. In limited situations, management may authorize the project team to commence work on activities outside the contract scope while the Company and its customer negotiate and finalize the contract amendment. When work progresses on unsigned, unprocessed contract amendments, the Company reviews the direct costs incurred, and, where significant defers such costs on the balance sheet. In addition, the impact of such costs on the estimates to complete is considered and, where material, the estimates are adjusted. Historically, neither the deferred costs nor the impact on estimates have been material.

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

Units-Based

The Company has seen increasing demand from its customers to move to a units-based contract methodology in new contracts and a majority of the Company’s net service revenues are based on a units methodology. It is the Company’s intent to structure more of its contracts under a units-based methodology for calculating net service revenues so the Company expects the percentage of contracts under which net service revenues are recognized using units-based methodology to continue to increase in future periods. Under a units-based contract methodology, amounts recognized as net service revenues are calculated based on units completed in the period multiplied by a unit value or selling price that is outlined in the contract.

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

A contract amendment, which results in revisions to net service revenues and expected units or unit values, is recognized in the unit-based net service revenue calculations beginning in the period in which the parties agree to the amendment (see also Company Overview section of MD&A for a description of the contract amendment process).

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

Because the Company’s business is labor intensive, direct costs historically have increased with an increase in net service revenues. The Company, however, has not experienced any material variations in the relationship between direct costs and net service revenues for the fiscal years ended 2010, 2009, and 2008. The following factors, among others, may cause direct costs to decrease as a percentage of net service revenues:

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

Goodwill and Intangible Assets

The Company analyzes goodwill and other finite-lived intangible assets to determine any potential impairment loss annually in the fourth quarter, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The fair value approach compares estimates related to the fair value of the reporting unit with the unit’s carrying amount, including goodwill. The fair value is determined using both the market approach and the income approach which consists of projected discounted cash flows. If the carrying amount of the reporting unit exceeds the fair value, the amount of the impairment loss must be measured. The Company has five reporting units that are tested for impairment: Early Stage, and the four Late Stage reporting units consisting of: Clinical and Data Monitoring; Project Management and Late Phase Services; Regulatory, Site and Medical Affairs; and Biostatistics and Statistical Programming. Reporting units are defined as the components of operating segments for which discrete financial information is available and regularly reviewed by management.

Due to the inconsistent nature of the Early Stage business, both within the Company and the industry, during the third quarter of 2010 the Company commenced an evaluation of strategic alternatives for the Early Stage segment. Based upon this review and other triggering events, the Company began, but was unable to complete its goodwill impairment analysis, this was completed during the fourth quarter. Also during the fourth quarter, in addition to conducting its annual impairment analysis for both the Early and Late Stage segments, the Company made a decision to close the Early Stage portion of its operations in Utrecht, The Netherlands. As a result of the above events the Company recorded a goodwill impairment charge of $7.3 million for its Early Stage segment in the fourth quarter of 2010. At December 31, 2009 the fair value of the Early Stage segment exceeded the carrying value, resulting in no goodwill impairment charge.

At December 31, 2010 and 2009, the fair value of all Late Stage reporting units exceeded the carrying value, resulting in no goodwill impairment charge. At December 31, 2010 the fair value of each Late Stage reporting unit exceeded the carrying value by the following approximate percentages: Regulatory, Site and Medical Affairs — greater than 100%; Project Management & Late Phase — 21%; Clinical and Data Monitoring — 2% and Biostatistics and Statistical Programming — 44%.

The estimate of fair value is inherently subjective and requires the Company to make a number of assumptions and projections. These assumptions and projections relate to revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among other things. The most significant assumptions are revenue, and operating margin growth rates, as well as the discount rate. The use of different assumptions could increase or decrease estimated discounted future cash flows and may affect the results of the Company’s impairment analysis. The growth rates are forward looking and by their nature are uncertain. The Company may or may not be able to achieve the estimated growth rates and/or margin rates.

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

Tax Valuation Allowance and Tax Liabilities

The Company follows the guidance related to accounting for uncertainties in income taxes. This guidance requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgments as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and, consequently, the Company’s operating results. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. At December 31, 2010, the Company has recorded a gross liability for uncertain income tax positions of $1.1 million (including interest). If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result.

The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with accounting guidance related to accounting for income taxes. Specifically, the Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established based on an assessment that it is more likely than not, that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient pretax income in the respective tax jurisdictions. If estimates prove inaccurate or if the tax laws change unfavorably, significant revisions in the valuation allowance may be required in the future.

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

Interest Rates

The Company is exposed to changes in interest rates on any amounts outstanding under the Facility and Multicurrency Facility. At December 31, 2010, no amounts were outstanding under the Facility or the Multicurrency Facility.

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

In 2010, the Company recorded total foreign exchange gains of $8.9 million compared to gains of approximately $6.3 million in 2009 related to the risks described above.

The Company’s Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting the Consolidated Financial Statements. The Company’s foreign subsidiaries’ functional currency is the local currency, accordingly those subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Cumulative foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $20.8 million and $22.2 million at December 31, 2010 and 2009, respectively.

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

The note between the Company’s U.S. subsidiary and United Kingdom subsidiary is denominated in Pounds Sterling and was substantially settled in January 2009, at this time the hedge agreement related to this loan was terminated resulting in $17.3 million of cash proceeds. The Company recorded foreign exchange gains of $997,000 related to the Pound Sterling loan in 2009. Prior to the termination of the Pound Sterling hedge in January 2009, the Company recorded foreign exchange losses of $1.3 million.

The note between the Company’s U.S. subsidiary and German subsidiary was denominated in Euros and repaid in full in March 2009, and the related hedge agreement was terminated at the same time. Foreign exchange losses of $1.5 million and gains of $741,000 were recorded related to the Euro note and the Euro hedge agreement, respectively, prior to their repayment and termination in March 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data called for by this Item are set forth in pages F-1 to F-32, which are incorporated herein by reference.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2010. Deloitte and Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. This report appears below.

(b) Changes in Internal Control Over Financial Reporting

During the third quarter of 2010, the Company implemented a new enterprise resource planning (ERP) system for a large portion of North America and Latin America. This implementation included modules primarily for general ledger, accounts payable, accounts receivable and revenue recognition. During the fourth quarter of 2010, the Company revised certain internal controls over financial reporting to utilize the new ERP system.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that these revised internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles during the period covered by this report. Management has also determined that there were no changes in the Company’s internal controls over financial reporting related to legacy systems that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting for the quarter-ended December 31, 2010.

The Company expects the transition from legacy systems to the new ERP system to continue into 2011. The Company will continue to evaluate the impact of the implementation on its internal controls over financial reporting. At this time, the Company does not anticipate any adverse impact from the conversion.

/s/ Candace Kendle Candace Kendle, PharmD	Chairman of the Board of Directors, Chief Executive Officer and Principal Executive Officer	March 16, 2011

/s/ Keith A. Cheesman Keith A. Cheesman	Senior Vice President, Chief Financial Officer and Principal Financial Accounting Officer	March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kendle International Inc.
Cincinnati, Ohio

We have audited the internal control over financial reporting of Kendle International Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 16, 2011

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

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company at March 1, 2011, were as follows:

			Executive
Name	Age	Position	Officer Since

Candace Kendle, PharmD	64	Chief Executive Officer and Chairman of the Board of Directors	1989
Christopher C. Bergen	60	Executive Vice President and Chief Administrative Officer	1989
Keith A. Cheesman	51	Senior Vice President and Chief Financial Officer	2009
Mark J. Roseman, D.Sc	50	Senior Vice President and Chief Marketing Officer	2010
Stephen A. Cutler, PhD	51	Senior Vice President and Chief Operating Officer	2009

Background information regarding Dr. Kendle and Mr. Bergen is set forth in the sections titled “Election of Directors” and “Securities Ownership of Management” in the Company’s definitive Proxy Statement to be filed with the SEC. Background information regarding Mr. Cheesman, Dr. Roseman and Dr. Cutler is set forth in the notes to the table within the section titled “Securities Ownership of Management” contained in the Company’s definitive Proxy Statement to be filed with the SEC. This information is incorporated herein by reference.

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

Information required by this report is set forth in the following sections under the heading titled “Governance of the Company” in the Company’s definitive Proxy Statement to be filed with the SEC, which information is incorporated herein by reference:

•	“Compensation Committee Interlocks and Insider Participation”; and

•	“Directors Compensation and Equity Holding Requirements”.

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

Information on the number of shares beneficially owned by each Director and executive officer, and by all Directors and executive officers as a group is set forth in the section titled “Securities Ownership of Management” under the heading titled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the SEC. The information set forth in such section is incorporated herein by reference.

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

The following table presents summary information at December 31, 2010, with respect to all of the Company’s equity compensation plans.

Equity Compensation Plan Information

(c)
Number of Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price	(Excluding
	Outstanding	of Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights(1)	and Rights(1)	(a))(2)

Equity compensation plans approved by security holders	397,150	$15.60	590,430
Equity compensation plans not approved by security holders	—	—	—
Total	397,150	$15.60	590,430

(1)	Excludes the 2003 Directors’ Compensation Plan under which no options, warrants or rights are granted. This plan has been approved by shareholders for up to 75,000 shares.

(2)	Represents shares available for issuance under the 2007 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) Exhibits — Exhibits set forth below that are on file with the SEC are incorporated by reference as exhibits hereto.

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006 (Incorporated by reference to the Form 8-K filed with the Commission on May 12, 2006)
2.2	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006)
3.1	Restated and Amended Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933.
3.2	Amended and Restated Code of Regulations (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2009)
3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 1999)
4	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
4.1	Shareholder Rights Agreement dated August 14, 2009 between the Company and American Stock Transfer & Trust Company LLC, as Rights Agent (Incorporated by reference to the Company’s filing on Form 8-A filed with the Commission on August 20, 2009)
4.2	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association (Incorporated by reference to the Company’s Form S-3 filed with the Commission on April 9, 2007)
4.3	Supplemental Indenture No. 1 dated July 16, 2007 between the Company and LaSalle Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 16, 2007)
10.1	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.2	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.3	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney (Incorporated by reference to the Company’s Registration Statement No. 333-30581 filed under the Securities Act of 1933)
10.4	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.5	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.6	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

Exhibit
Number	Description of Exhibit

10.7	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.8	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.9	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007)
10.10	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.11	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.12	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on July 10, 2007)
10.13	Lease Agreement dated February 27, 2008 by and between the Company and Carew Realty, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008)
10.14	Credit Agreement dated as of March 15, 2010 by and among the Company , various Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
10.15	Guaranty dated as of March 15, 2010 by and among various Subsidiaries of the Company in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
10.16	Pledge and Security Agreement dated as of March 15, 2010 by and among the Company, various Subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
10.17	Amendment No. 1 to Credit Agreement with various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of April 27, 2010 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.18	Amendment No. 2 to Credit Agreement with various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of January 21, 2011 (Filed herewith)
10.19	MANAGEMENT CONTRACTS AND COMPENSATION PLANS
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

Exhibit
Number	Description of Exhibit

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

Kendle International Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kendle International Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Kendle International Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kendle International Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 16, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands except per share data)

Net service revenues	$333,766	$416,688	$475,092
Reimbursable out-of-pocket revenues	114,493	135,224	203,489

Total revenues	448,259	551,912	678,581
Costs and expenses:
Direct costs	171,600	210,586	247,436
Reimbursable out-of-pocket costs	114,493	135,224	203,489
Selling, general and administrative	135,239	144,659	155,577
Depreciation and amortization	16,340	15,712	15,253
Restructuring expenses	4,522	10,157	—
Goodwill impairment	7,263	—	—

Total costs and expenses	449,457	516,338	621,755
Income (loss) from operations	(1,198)	35,574	56,826
Other income (expense):
Interest income	144	579	760
Interest expense	(11,949)	(14,403)	(15,891)
Gain on extinguishment of debt	—	2,887	—
Other	7,770	4,034	(2,043)

Total other income (expense)	(4,035)	(6,903)	(17,174)
Income (loss) before income taxes	(5,233)	28,671	39,652
Income tax provision (benefit)	(674)	13,434	16,509

Net income (loss)	$(4,559)	$15,237	$23,143

Income (loss) per share data:
Basic:
Net income (loss) per share	$(0.31)	$1.03	$1.57
Weighted average shares	14,907	14,862	14,751
Diluted:
Net income (loss) per share	$(0.31)	$1.02	$1.54
Weighted average shares	14,907	14,992	14,993

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2010	2009
	(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$21,217	$52,103
Restricted cash	881	1,112
Accounts receivable, net	105,586	125,287
Deferred tax asset — current	7,876	8,147
Other current assets	24,665	20,676

Total current assets	160,225	207,325
Property and equipment, net	56,898	53,539
Goodwill	236,189	243,589
Other intangible assets, net	11,808	15,164
Long-term deferred tax asset	17,929	12,716
Other assets	6,862	7,390

Total assets	$489,911	$539,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$34	$52
Trade payables	18,187	14,928
Advance billings	57,525	76,202
Other accrued liabilities	42,265	59,667

Total current liabilities	118,011	150,849
Obligations under capital leases, less current portion	—	34
Convertible notes, net	133,082	138,308
Deferred income taxes liabilities	2,872	7,508
Non-current income taxes payable	1,110	1,872
Other liabilities	3,989	5,105

Total liabilities	259,064	303,676
Commitments and contingencies
Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,955,259 and 14,912,327 shares issued and 14,932,207 and 14,889,275 outstanding at December 31, 2010 and 2009, respectively	75	75
Additional paid-in capital	181,308	180,534
Retained earnings	29,177	33,736
Accumulated other comprehensive income:
Foreign currency translation adjustment	20,779	22,194
Less: Cost of common stock held in treasury, 23,052 shares at December 31, 2010 and 2009, respectively	(492)	(492)

Total shareholders’ equity	230,847	236,047

Total liabilities and shareholders’ equity	$489,911	$539,723

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock	Common	Additional		Retained	Other	Total
	Number of	Stock	Paid-in	Treasury	Earnings	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Stock	(Deficit)	Income	Equity	Income (Loss)
	(In thousands except share data)

Balance at January 1, 2008	14,657,977	$75	$176,521	$(492)	$(4,644)	$3,798	$175,258
Net income					23,143		23,143	23,143
Other comprehensive income:
Foreign currency translation adjustment						10,724	10,724	10,724

Comprehensive income								33,867

Shares issued under stock plans	180,489		2,294				2,294
Stock compensation expense			1,030				1,030
Income tax benefit from exercise of stock options			175				175

Balance at December 31, 2008	14,838,466	$75	$180,020	$(492)	$18,499	$14,522	$212,624
Net income					15,237		15,237	15,237
Other comprehensive income:
Foreign currency translation adjustment						7,672	7,672	7,672

Comprehensive income								22,909

Share based compensation plans and other	50,809		815				815
Repurchase of equity component of convertible notes			(204)				(204)
Partial retirement of note hedges and warrants			(97)				(97)

Balance at December 31, 2009	14,889,275	$75	$180,534	$(492)	$33,736	$22,194	$236,047
Net loss					(4,559)		(4,559)	(4,559)
Other comprehensive loss:
Foreign currency translation adjustment						(1,415)	(1,415)	(1,415)

Comprehensive loss								(5,974)

Share based compensation plans and other	42,932		1,125				1,125
Repurchase of equity component of convertible notes			(348)				(348)
Partial retirement of note hedges and warrants			(3)				(3)

Balance at December 31, 2010	14,932,207	$75	$181,308	$(492)	$29,177	$20,779	$230,847

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(4,559)	$15,237	$23,143
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,340	15,712	15,253
Goodwill impairment charge	7,263	—	—
Deferred income taxes	(9,605)	4,138	(6,745)
Income tax benefit from stock option exercises	(11)	(2)	(175)
Compensation expense on stock grants	914	679	1,030
Debt issue cost amortization	7,197	7,729	7,783
Foreign currency exchange (gain) loss	(1,905)	(2,691)	4,321
Gain on extinguishment of debt	—	(2,887)	—
Other	459	1,333	(1,564)
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	206	(82)	(85)
Accounts receivable	13,995	37,786	(28,036)
Other current assets	(3,254)	(1,344)	(3,493)
Other assets	579	(31)	(317)
Trade payables	5,111	(4,395)	1,010
Advance billings	(13,154)	(22,401)	19,613
Accrued liabilities and other	(18,646)	5,508	5,318

Net cash provided by operating activities	930	54,289	37,056
Cash flows from investing activities
Proceeds from termination of foreign currency hedges	—	17,312	—
Acquisitions of property and equipment	(17,043)	(18,431)	(25,911)
Additions to internally developed software	(249)	(535)	(1,186)
Acquisitions of businesses, less cash acquired	(2,400)	(2,875)	(18,053)
Other	62	32	(1,143)

Net cash used in investing activities	(19,630)	(4,497)	(46,293)
Cash flows from financing activities
Proceeds from issuance of long-term debt	10,000	—	37,500
Payments of long-term debt	(10,000)	—	(37,500)
Repurchase of convertible notes	(11,145)	(36,463)	—
Purchase of note hedges and warrants	(3)	(97)	—
Proceeds from issuance of common stock	160	247	2,241
Income tax benefit from stock option exercises	11	2	175
Amounts payable — book overdraft	(281)	133	465
Payments on capital lease obligations	(52)	(228)	(234)
Debt issue costs	(470)	(482)	—

Net cash (used in) provided by financing activities	(11,780)	(36,888)	2,647
Effects of exchange rates on cash and cash equivalents	(406)	4,030	(3,753)
Net increase (decrease) in cash and cash equivalents	(30,886)	16,934	(10,343)
Cash and cash equivalents
Beginning of year	52,103	35,169	45,512

End of year	$21,217	$52,103	$35,169
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,436	$7,312	$8,087
Cash paid during the year for income taxes	$14,106	$14,382	$25,931
Supplemental schedule of noncash investing and financing activities
Accrued equipment purchases	$(117)	$(1,307)	$(1,090)
Acquisitions of businesses:
Fair value of assets acquired via cash	$—	$5,039	$25,432
Fair value of liabilities assumed or incurred	$2,400	$(2,164)	$(7,379)

Net cash payments	$2,400	$2,875	$18,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation and Organization

The Consolidated Financial Statements include the financial information of Kendle International Inc. and its wholly-owned subsidiaries. Investments in companies or joint ventures in which the Company is a partial owner are carried at cost plus equity in undistributed earnings since acquisition, but would be consolidated if the Company has both the power to direct significant activities and the obligation to absorb losses or rights to receive benefits. Investments in unconsolidated companies that are less than 20% owned and in which the Company cannot exercise significant influence are carried at cost. There are no significant amounts on the Consolidated Balance Sheets related to investments in unconsolidated companies.

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

Foreign Currency Translation

Assets and liabilities of the Company’s wholly-owned subsidiaries are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at average exchange rates for the period. These translation adjustments are recorded as a separate component of Shareholders’ Equity. Foreign currency transaction gains (losses) were $8.7 million in 2010, $5.4 million in 2009 and ($1.0) million in 2008, and are included in the Consolidated Statements of Operations in Other income (expense).

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

At December 31, 2010, the Company held cash of approximately $881,000 that is restricted as to its use as compared to approximately $1,112,000 at December 31, 2009. The restricted cash represents cash received from customers that is segregated in a separate Company bank account and available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer.

Revenue Recognition

The Company recognizes revenue on a majority of its contracts using a units-based methodology whereby units completed are multiplied by the applicable contract per-unit price. A portion of the Company’s net service revenues are based on fixed-price contracts calculated on a proportional performance basis (also referred to herein as “percentage-of-completion”) based upon assumptions regarding the estimated total costs for each contract. Additionally, work is performed under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rate for each contract.

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

Examples of factors included in the review process that could change the rate of progress of future contract performance are patient enrollment rate, changes in the composition of staff on the project or other customer requirements, among other things.

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

A contract amendment, which results in revisions to net service revenues and cost estimates, is recognized in the percentage-of-completion calculations beginning in the period in which the parties reach written agreement to the amendment. Historically the aggregate value of contract amendments signed in any year represents approximately 15% to 20% of annual sales, and, like sales, represents future net service revenues. Although the majority of the Company’s contract amendments relate to future services, the Company and its customers may execute contract amendments for services that the Company already has performed. In these circumstances, net service revenue from these services is recognized in the current period. Historically, the impact of such amendments on results of operations has not been material.

Under the Company’s policy, project teams are not authorized to engage in tasks outside the scope of the contract without prior management approval. In limited situations, management may authorize the project team to commence work on activities outside the contract scope while the Company and its customer negotiate and finalize the contract amendment. When work progresses on unsigned, unprocessed contract amendments, the Company reviews the direct costs incurred, and, where significant, defers such costs on the balance sheet. In addition, the impact of such costs on the estimates to complete is considered and, where material, the estimates are adjusted. Historically, neither the deferred costs nor the impact on estimates have been material.

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

Units-Based

The Company has seen increasing demand from its customers to move toward a units-based contract methodology in new contracts. The Company has structured more of its contracts under a units-based methodology for calculating net service revenues so the percentage of contracts under which net service revenues are recognized using units-based methodology has increased and is expected to continue to increase in future periods. Under a units-based contract methodology, amounts recognized as net service revenues are calculated based on units completed in the period multiplied by a unit value or selling price that is outlined in the contract.

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

Reimbursable Out of Pocket Revenues/Costs

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

Concentration of Credit Risk

Accounts receivable represent amounts due from customers that are concentrated mainly in the biopharmaceutical industry. The concentration of credit risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. The Company regularly monitors the creditworthiness of its customers. Refer to Note 13, Segment Information for additional information regarding revenue concentration.

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

Equipment under capital leases is recorded at the present value of future minimum lease payments and is amortized over the estimated useful lives of the assets, not to exceed the terms of the related leases. Accumulated amortization on equipment under capital leases was approximately $272,000 at December 31, 2010 compared to $399,000 at December 31, 2009.

The Company capitalizes costs such as design, configuration activities, coding and testing activities incurred internally to develop software used primarily in the Company’s proprietary clinical trial and data management systems, and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed five years. The Company does not capitalize costs that are precluded from capitalization in the authoritative guidance such as preliminary project phase costs, planning, oversight, process re-engineering costs, training costs, or data conversion costs. Internally developed software costs included in the Consolidated Balance Sheets at December 31, 2010, and 2009 were $18.2 million and $18.0 million, respectively. The related accumulated amortization at December 31, 2010, and 2009 was $16.7 million and $16.2 million, respectively.

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

Goodwill and Intangible Assets

The Company does not amortize goodwill and other identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives are amortized over their estimated useful lives.

The Company analyzes goodwill and other finite-lived intangible assets to determine any potential impairment loss annually in the fourth quarter, unless conditions exist that require an updated analysis on an interim basis. A fair value approach is used to test goodwill for impairment. The fair value approach compares estimates related to the fair value of the reporting unit with the unit’s carrying amount, including goodwill. The fair value is determined using both the market approach and the income approach which consists of projected discounted cash flows. If the carrying amount of the reporting unit exceeds the fair value, the amount of the impairment loss must be measured. The Company has five reporting units that are tested for impairment: Early Stage, and the four Late Stage reporting units consisting of: Clinical and Data Monitoring; Project Management and Late Phase Services; Regulatory, Site and Medical Affairs; and Biostatistics and Statistical Programming. Reporting units are defined as the components of operating segments for which discrete financial information is available and regularly reviewed by management.

Due to the inconsistent nature of the Early Stage business, both within the Company and the industry, during the third quarter of 2010 the Company commenced an evaluation of strategic alternatives for the Early Stage segment. Based upon this review and other triggering events, the Company began, but was unable to complete its goodwill impairment analysis, which was completed during the fourth quarter of 2010. Also during the fourth quarter of 2010, in addition to conducting its annual impairment analysis for both the Early and Late Stage segments, the Company made a decision to close the Early Stage portion of its operations in Utrecht, The

Netherlands. As a result of the above events the Company recorded a goodwill impairment charge of $7.3 million for its Early Stage segment in the fourth quarter of 2010. At December 31, 2009 the fair value of the Early Stage segment exceeded the carrying value, resulting in no goodwill impairment charge.

At December 31, 2010 and 2009, the fair value of all Late Stage reporting units exceeded their respective carrying values, resulting in no goodwill impairment charge.

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

Throughout 2010 and at December 31, 2010 the Company was not a party to any hedge transactions. For parts of 2009 the Company participated in foreign currency hedge agreements to mitigate exposure on two intercompany notes denominated in foreign currencies. The notes were either repaid in full or significantly reduced in 2009. Due to the reduced exposure the hedge agreements were terminated. The Company recorded losses of $2.0 million related to the hedge agreements in 2009. The hedge agreements were not designated for hedge accounting treatment under accounting guidance related to derivatives and all changes in the fair market value of the hedge were recorded in the Company’s Consolidated Statements of Operations.

Marketing and Advertising Costs

Marketing and advertising costs include costs incurred to promote the Company’s business. Marketing and advertising costs are expensed as incurred. Advertising expense incurred by the Company was $1.6 million for the year ended December 31, 2010 and $2.1 million for each of the years ended December 31, 2009 and 2008.

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

The weighted average shares used in computing net income (loss) per diluted share have been calculated as follows:

Net Income (Loss) Per Share Data

	2010	2009	2008
	(In thousands)

Weighted average common shares outstanding	14,907	14,862	14,751
Stock options and non-vested restricted shares	—	130	242

Weighted average shares	14,907	14,992	14,993

Options to purchase approximately 165,000 and 149,000 shares of common stock were outstanding during 2010 and 2009, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive. No options were antidilutive in 2008.

Under accounting guidance related to contingently convertible instruments effect on diluted earnings per share because of the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 7, Debt) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average stock price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of December 31, 2010. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

					Incremental Shares
			Total Treasury	Shares Due to the	Issued by the
	Convertible Notes		Method Incremental	Company under Note	Company Upon
Share Price	Shares	Warrant Shares	Shares(1)	Hedges	Conversion(2)

$40.00	—	—	—	—	—
$45.00	—	—	—	—	—
$50.00	136,592	—	136,592	(136,592)	—
$55.00	395,683	—	395,683	(395,683)	—
$60.00	611,592	—	611,592	(611,592)	—
$65.00	794,284	173,820	968,104	(794,284)	173,820
$70.00	950,877	374,732	1,325,609	(950,877)	374,732

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. Generally Accepted Accounting Principles.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the Convertible Notes, assuming concurrent settlement of the bond hedges and warrants.

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

The Company follows accounting guidance related to accounting for uncertainty in income taxes which requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgments as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and, consequently, the Company’s operating results. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company determines its liability for uncertain tax positions globally. At December 31, 2010, the Company has recorded a gross liability for uncertain tax positions of $1.1 million (including interest). If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result.

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

Restricted/Unrestricted Stock

Non-vested stock (referred to as “restricted stock” in the 1997 Plan) may also be granted pursuant to the 2007 Plan, which replaced the 1997 Plan (defined in Note 8). Non-vested shares typically vest ratably over a three-year period, with shares restricted from transfer until vesting. In 2010, the Company granted 105,370 shares of restricted stock compared to 86,250 shares in 2009 and 24,200 shares in 2008. If a participant ceases to be an eligible employee prior to the lapsing of transfer restrictions, such shares return to the Company without consideration. Unrestricted stock also may be granted to key employees under the 2007 Plan, which replaced the 1997 Plan. Unrestricted shares vest immediately. The Company granted 3,000 shares of unrestricted Common Stock in 2009. No shares of unrestricted stock were granted in 2010 or 2008.

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

Subsequent Events

The Company evaluates events or transactions occurring after the balance sheet date through the date of issuance of the Consolidated Financial Statements to determine whether events require recognition or nonrecognition and disclosure. Recognition is required for the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events may require disclosure. The Company has evaluated subsequent events through the issuance date.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued FASB ASU 2009-13, Revenue Recognition (Topic 605) related to revenue recognition for multiple deliverable revenue arrangements. The guidance will be adopted as of the first fiscal year beginning after June 15, 2010 (January 1, 2011 for the Company) and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued FASB ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts. This guidance requires, in cases where the carrying amount of a reporting unit is zero or negative, to perform the second step of impairment testing to measure any impairment loss when it is more likely than not that an impairment exists. This ASU is effective for impairment tests performed in fiscal years beginning after December 15, 2010 (January 1, 2011 for the Company).

2.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company generally applies fair value techniques on a non-recurring basis associated with valuing potential impairment loss related to goodwill and other long-lived assets. The Company recorded an impairment loss of $7.3 million related to its Early Stage goodwill (see Note 1 for further discussion). The fair value measurement for the goodwill impairment test considered significant unobservable inputs (Level 3), consisting of both market approaches and an income approach. The market approaches involved the use of; market multiples of revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for comparable public companies or comparable company transactions; and a market capitalization method. The income approach consisted of projected discounted cash flows and was developed using management’s assumptions and projections of future revenue growth, profit margins, discount rates, perpetuity growth rates and capital expenditures. Assumptions used by management were similar to those that would be used by market participants performing valuations of this reporting unit.

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2010:

		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Money Market Accounts	$6,509	$6,509	$—	$—

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Money Market Accounts	$16,627	$16,627	$—	$—

The Company adopted accounting guidance related to fair value option for financial assets and liabilities and elected not to apply the fair value option to any eligible financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accruals approximate fair value. The fair value of the Company’s Convertible Notes was approximately 94% and 89% of the par value at December 31, 2010 and 2009, respectively. The bond hedges and warrants associated with the Convertible Notes currently have no value.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are billed according to terms defined in our customer contracts. All unbilled accounts receivable are expected to be collected within one year.

	December 31,
	2010	2009
	(In thousands)

Billed (net of allowance)	$58,926	$79,207
Unbilled	46,660	46,080

	$105,586	$125,287

The Company maintains an allowance for doubtful accounts receivable based on historical evidence of accounts receivable collections and specific identification of accounts receivable that might cause collection problems. The balance in allowance for doubtful accounts receivable was as follows:

(In thousands)

Balance at December 31, 2007	$954
Write-offs	(896)
Expense	3,150
Foreign currency translation	(141)

Balance at December 31, 2008	$3,067
Write-offs	(1,317)
Expense	847
Foreign currency translation	86

Balance at December 31, 2009	$2,683
Write-offs	(997)
Expense	1,230
Foreign currency translation	(32)

Balance at December 31, 2010	$2,884

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Furnishings, equipment and other	$116,544	$95,786
Construction in process	11,086	18,395
Equipment under capital leases	303	467
Less: accumulated depreciation and amortization	(71,035)	(61,109)

Property and equipment, net	$56,898	$53,539

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $12.3 million, $10.5 million and $9.8 million, respectively.

5.	GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Goodwill consisted of the following:

	Early Stage	Late Stage	Total
	(In thousands)

Balance at December 31, 2008	$11,547	$224,782	$236,329
Contingent consideration paid	5,039	—	5,039
Foreign currency fluctuations	1,727	494	2,221

Balance at December 31, 2009	$18,313	$225,276	$243,589
Impairment charge	(7,263)	—	(7,263)
Foreign currency fluctuations	680	(817)	(137)

Balance at December 31, 2010	$11,730	$224,459	$236,189

The goodwill balances presented above are net of accumulated amortization taken prior to the change in accounting guidance related to goodwill and include impairment charges of $7.3 million recorded in 2010 (see further details in Note 1) and $78 million recorded in 2002.

Amortizable intangible assets consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Carrying amount:
Customer relationships	$22,407	$22,169
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software(a)	18,212	17,963

Total carrying amount	$49,419	$48,932
Accumulated Amortization:
Customer relationships	$(11,018)	$(8,098)
Completed technology	(2,292)	(1,771)
Backlog	(6,089)	(5,936)
Internally developed software(a)	(16,711)	(16,187)

Total accumulated amortization	$(36,110)	$(31,992)

Net amortizable intangible assets	$13,309	$16,940

(a)	Internally developed software is included in Other Assets in the Company’s Consolidated Balance Sheets.

Amortizable intangible assets consisted of the following:

				Internally
	Customer	Completed		Developed
	Relationships	Technology	Backlog	Software(a)
	(In thousands)

Balance at December 31, 2008	$17,004	$1,348	$679	$1,858
Additional amounts acquired	—	—	—	536
Foreign currency fluctuations	662	—	—	—
2009 amortization	(3,595)	(519)	(415)	(618)

Balance at December 31, 2009	$14,071	$829	$264	$1,776
Additional amounts acquired	—	—	—	249
Foreign currency fluctuations	238	—	—	—
2010 amortization	(2,920)	(521)	(153)	(524)

Balance at December 31, 2010	$11,389	$308	$111	$1,501

Weighted average useful lives	13 years	5 years	7 years	5 years

Amortization expense is determined on a straight line basis for internally developed software and an accelerated method for remaining amortizable intangible assets.

Amortization expense for the next five years relating to these amortizable intangible assets is estimated to be as follows:

(In thousands)

2011:	$3,426
2012:	2,326
2013:	1,503
2014:	951
2015	720
Thereafter:	4,383

Total	$13,309

6.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Accrued compensation and related payroll withholdings and taxes	$18,427	$22,428
Income tax payable	590	4,369
Interest payable	2,204	2,390
Other	21,044	30,480

	$42,265	$59,667

7.	DEBT

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

In March 2010, the Company terminated the Old Facility and entered into a new credit agreement (the “Facility”). The Facility is comprised of a $35 million revolving loan commitment, with up to $10 million of such commitment available for issuance of letters of credit and up to $5 million of such commitment available for same-day swing line loans. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans may be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.

The Facility, as amended on April 27, 2010, matures on March 31, 2015. Before this amendment, the Facility had the potential for accelerated maturity on January 15, 2012 in the event that five percent (5%) or more of the currently outstanding principal amount of the Convertible Notes discussed below had not been redeemed or repaid in full on or prior to January 15, 2012. The Facility was amended again on January 21, 2011 (Amendment No. 2) to increase the “Total Leverage Ratio” for certain periods and also contemplates certain additional add-backs to “Consolidated EBITDA” for certain cash and non-cash charges.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures in any fiscal year and limitations on certain acquisitions and asset sales outside the ordinary course of business as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. The Company is in compliance with the covenants as of December 31, 2010.

In connection with the termination of the Old Facility, the Company wrote off approximately $665,000 in unamortized fees during the first quarter of 2010.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.

No amounts were outstanding under the revolving credit loan portion of the Facility, the Old Facility or the Multicurrency Facility at December 31, 2010 and 2009.

In July 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale by the Company of $200 million, including a $25 million over-allotment of the Company’s 3.375% Convertible Notes (Convertible Notes). The Convertible Notes have a maturity date of July 15, 2012 and were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note. In connection with this issuance, the Company entered into convertible note hedge transactions with the participating Underwriter and JP Morgan Chase (collectively, the counterparties). The convertible note hedge transactions are comprised of purchased call options and sold warrants. The purchased call options are expected to reduce exposure to potential dilution upon the conversion of the Convertible Notes. The Company also entered into warrant transactions with such counterparties. The sold warrants have an exercise price that is approximately 70% higher than the closing price of the Company’s common stock on the date the Convertible Notes were priced. The warrants are expected to provide the Company with some protection against increases in our stock price over the conversion price per share.

The discount on the Convertible Notes and the adjusted debt issuance costs are being amortized into interest expense over the term of the Convertible Notes using the effective interest rate method. Application of accounting guidance for convertible debt instruments resulted in an adjusted liability amount of $162.3 million as of July 16, 2007 (issuance date) and an increase to additional paid in capital for the conversion option, net of equity issuance costs, of $36.4 million.

Subsequent to issuance, the Company has repurchased in the open market a portion of its outstanding Convertible Notes with a par value of $12 million and $45.5 million (respectively in 2010 and 2009) for cash in the amount of $11.1 million and $36.5 million, respectively. The amortized book value of the repurchased debt was $10.8 million in 2010 and $40.0 million in 2009, resulting in a net loss of approximately $71,000 in 2010 and a net gain of $2.9 million for 2009. Debt issuance costs with a carrying value of $154,000 and $840,000 were written off in conjunction with these transactions for 2010 and 2009 respectively. Consideration in the amount of $348,000 (2010) and $204,000 (2009) was allocated to the retirement of the equity component and was recorded as a reduction of paid in capital. As a result of the repurchases, the related bond hedges and warrant agreements were proportionately reduced at a net cost of approximately $3,000 and $97,000 in 2010 and 2009, respectively and were also recorded as a reduction to additional paid in capital. The Company’s Convertible Notes had an outstanding par value of $142.5 million and $154.5 million at December 31, 2010 and 2009, respectively.

The carrying amounts of the equity and debt components were as follows:

	December 31,
	2010	2009
	(In thousands)

Equity component, carrying amount	$35,860	$36,207

Principal component, at par	$142,500	$154,500
Unamortized discount	(9,418)	(16,192)

Principal component, carrying amount	$133,082	$138,308

The net carrying amounts of the Convertible Notes are classified as long-term in the accompanying Consolidated Balance Sheets. The debt discount is being amortized, using the effective interest rate method, over the term of the Convertible Notes which mature on July 15, 2012. Interest expense on the 3.375% Convertible Notes has been recorded at the effective rate of 8.02%.

Interest expense recognized related to the Convertible Notes was as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Interest cost at coupon rate	$4,972	$6,096	$6,750
Discount amortization	5,667	6,456	6,631

Total interest expense recognized	$10,639	$12,552	$13,381

The Company capitalized interest of approximately $623,000 in 2010. Capitalized interest was not material in 2009 and 2008.

8.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) retirement plan covering substantially all U.S. associates that meet minimum age requirements. The Company historically has made a matching contribution of 50% of each participant’s contribution of up to 6% of salary. This match was temporarily suspended beginning in July 2009 and resumed in April 2010. The Company’s matching contributions to this plan totaled approximately $1,200,000, $1,063,000, and $1,902,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock Option and Stock Incentive Plan

In 1997, the Company established the 1997 Stock Option and Stock Incentive Plan (including amendments, the “1997 Plan”) that, as amended, provided for the issuance of up to 3,000,000 shares of the Company’s Common Stock, including incentive and non-qualified stock options, restricted and unrestricted shares, and stock appreciation rights. The 1997 Plan expired by its terms on August 14, 2007. See below for a discussion of the successor plan. Participation in the 1997 Plan was at the discretion of the Board of Directors’ Management Development and Compensation Committee. Prior to August 2002, the 1997 Plan was administered by the Board of Directors’ Compensation Subcommittee. The exercise price of incentive stock options granted under the 1997 Plan must be no less than the fair market value of the Common Stock, as determined under the 1997 Plan provisions, at the date the option is granted (110% of fair market value for shareholders owning more than 10% of the Company’s Common Stock). The exercise price of non-qualified stock options must be no less than 95% of the fair market value of the Common Stock at the date the option is granted. The vesting provisions of the options granted under the 1997 Plan are determined at the discretion of the Management Development and Compensation Committee. The options generally expire either 90 days after termination of employment or, if earlier, ten years after date of grant. No options under this 1997 plan could be granted after its expiration date in August 2007.

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

In the first quarter of 2008, the Company issued 1,850 shares of non-vested stock which vests over a 12-month period. Under the terms of the 2007 Plan, the associates that received the 1,850 shares are considered “retirement eligible”, which is defined as at least 55 years of age and 10 years of service with the Company or 65 years of age. Therefore, the entire expense for these shares was recorded in the first quarter of 2008. The Company did not issue any shares of non-vested stock in 2009 or 2010.

Unrestricted stock may also be granted to key employees under the 2007 Plan. Unrestricted shares vest immediately. In the third quarter of 2009, the Company granted 3,000 shares of Common Stock. The Company did not issue any shares of unrestricted stock in 2008 or 2010.

In 2008, the Company issued 7,100 shares of time-vested restricted stock units (RSUs) under the 2007 Plan. The RSUs vest over a variety of periods ranging from immediate to 36 months. Of the 7,100 shares awarded, 2,400 were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense recognition for the remaining balance of RSUs issued will be recorded on a straight line basis over the term of the specific vesting period. In 2009, the Company issued 53,050 shares of time-vested RSUs. Of this award, 49,050 shares vest in their entirety after 18 months and the remaining 4,000 shares vest in their entirety after 60 months. Of the 53,050 shares awarded, 5,000 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense for the remaining RSUs will be recorded on a straight-line basis over the vesting period. In 2010, the Company issued 44,586 shares of time-vested RSUs. Of this award, 26,853 shares vest in their entirety after 18 months, 15,233 shares split-vest over 24 months and the remaining 2,500 shares vest in their entirety after 15 months. Of the 44,586 shares awarded, 5,971 RSUs were issued to retirement eligible associates and resulted in immediate vesting and expense recognition. The expense for the remaining RSUs will be recorded on a straight-line basis over the vesting period.

Also, in the first six months of 2008, the Company issued 15,250 shares of performance-based RSUs under the 2007 Plan. The vesting of these shares is dependent upon a performance condition; the Company meeting a certain EPS target for 2008, and a service condition; as 33% vest on March 15, 2009, 33% vest on January 1, 2010, and 33% vest on January 1, 2011. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to 50% of the original award. Of the total of 15,250 shares issued, 8,550 were issued in the first quarter of 2008 to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2008, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2008, the full amount of the RSUs granted would immediately vest. The Company therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2008 and recorded the second half of the expense in the third quarter of 2008. Expense for non retirement-eligible associates is being recorded over the vesting period (33 months). In the fourth quarter of 2008, the Company determined that the performance conditions were not met and the retirement eligible associates had not retired. Accordingly, none of the granted shares will vest and therefore all previously recorded expense was reversed.

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

In 2010, the Company issued 60,784 shares of performance-based RSUs. The vesting of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2010, and a service condition, as 33% vest in March 2011, 33% vest in January 2012, and 33% vest in January 2013. If the performance condition is not met at least at the 90% of target level, the award does not vest. If the performance condition is met at greater than 90% of target level but below 100% of target level, the number of shares is adjusted to between 50% and 90% of the original award based upon the target tier level achieved. Of the total of 60,784 shares issued, 27,362 were issued to retirement eligible associates. Under the terms of the award, regardless of whether or not the performance condition is achieved, should an event similar to retirement occur during the first half of 2010, one-half of the RSUs granted would immediately vest. Similarly, should an event similar to retirement occur during the second half of 2010, the full amount of the RSUs granted would immediately vest. The Company therefore recorded one-half of the expense for the retirement eligible associates in the first quarter of 2010 and recorded the second half of the expense in the third quarter of 2010. Expense for non retirement-eligible associates is being recorded over the vesting period. In the fourth quarter of 2010, the Company determined that the performance conditions were not met and the retirement eligible associates had not retired. Accordingly, none of the granted shares will vest and therefore all previously recorded expense was reversed.

Stock-based compensation expense related to stock options was approximately $358,000, $329,000 and $786,000 in 2010, 2009 and 2008, respectively. In 2010, stock-based compensation expense caused net loss to increase by approximately $259,000. Stock-based compensation expense in 2009 and 2008 caused net income to decrease by approximately $256,000 and $626,000, respectively. Stock-based compensation expense is recorded primarily in general and administrative expenses in the Company’s Consolidated Statements of Operations as the majority of the stock option expense relates to options granted to executives.

The weighted average fair value of the options granted in 2010, 2009 and 2008 was estimated as $7.73, $6.03 and $18.65, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.8%	2.2%	3.6%
Expected volatility	69.7%	70.9%	52.0%
Expected holding period	3.2 years	3.2 years	5.0 years

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

As of December 31, 2010, there was approximately $839,000 of total unrecognized compensation cost, $408,000 of which relates to options and $431,000 of which relates to non-vested stock. The cost is expected to be recognized over a weighted average period of 2.0 years for options and 1.3 years for non-vested stock.

In addition, stock compensation accounting guidance also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by approximately $11,000, $2,000 and $175,000 in 2010, 2009 and 2008, respectively.

Aggregate stock option activity during 2010, 2009 and 2008 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
				(In thousands)

Options outstanding at Dec. 31, 2007	543,007	$13.33
Granted	68,000	38.32
Canceled	(17,290)	24.94
Exercised	(179,040)	12.52

Options outstanding at Dec. 31, 2008	414,677	$17.35
Granted	54,250	12.37
Canceled	(53,275)	25.79
Exercised	(35,777)	6.95

Options outstanding at Dec. 31, 2009	379,875	$16.44
Granted	73,500	11.36
Canceled	(35,290)	20.50
Exercised	(20,935)	7.63

Options outstanding at Dec. 31, 2010	397,150	$15.60	$5.19	$560
Exercisable at Dec. 31, 2010	331,384	$15.94	$4.42	$481

The intrinsic value of options exercised was approximately $119,000 in 2010, $268,000 in 2009 and $6.2 million in 2008.

At December 31, 2009, the aggregate intrinsic value of options outstanding was $2.3 million and the aggregate intrinsic value of options exercisable was $2.2 million. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of the reporting date. Substantially all of the outstanding options are expected to vest.

Options Outstanding:

		Weighted Average	Weighted
	Outstanding at	Remaining	Average
Range of Exercise Price	December 31, 2010	Contractual Life	Exercise Price

$ 3.46 - $ 6.92	40,600	2.64	$5.90
$ 6.93 - $10.38	146,825	5.19	8.47
$10.39 - $13.83	44,750	5.64	11.85
$13.84 - $17.29	42,000	8.26	14.89
$17.30 - $20.75	37,975	0.73	19.76
$20.76 - $24.21	8,000	8.11	22.28
$24.22 - $27.67	—	—	—
$27.68 - $31.13	12,000	5.98	30.06
$31.14 - $34.59	35,000	5.93	32.65
$34.60 - $60.00	30,000	7.37	37.54

	397,150	5.19	$15.60

Options Exercisable:

		Weighted
	Exercisable at	Average
Range of Exercise Price	December 31, 2010	Exercise Price

$ 3.46 - $ 6.92	40,600	$5.90
$ 6.93 - $10.38	115,325	8.49
$10.39 - $13.83	25,750	11.63
$13.84 - $17.29	36,934	14.74
$17.30 - $20.75	37,975	19.76
$20.76 - $24.21	6,200	22.40
$24.22 - $27.67	—	—
$27.68 - $31.13	9,600	30.06
$31.14 - $34.59	35,000	32.65
$34.60 - $60.00	24,000	37.48

	331,384	$15.94

At December 31, 2009, 336,425 options were exercisable with a weighted-average exercise price of $15.33. At December 31, 2008, 325,977 options were exercisable with a weighted-average exercise price of $14.93.

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

Compensation expense related to restricted and unrestricted stock awards consisted of the following:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Restricted stock	$556	$315	$244
Unrestricted stock	—	35	—

Total stock based compensation	$556	$350	$244

A summary of restricted stock activity is as follows:

Shares

Outstanding at December 31, 2007	125
Granted	24,200
Vested	(125)
Canceled	(15,250)

Outstanding at December 31, 2008	8,950
Granted	86,250
Vested	(6,084)
Canceled	(36,800)

Outstanding at December 31, 2009	52,316
Granted	105,370
Vested	(14,183)
Canceled	(63,394)

Outstanding at December 31, 2010	80,109

The weighted-average per share fair value of restricted shares vested was $15.74 in 2010, $43.32 in 2009 and $24.47 in 2008. The weighted-average per share fair value of restricted shares granted was $15.54 in 2010 and $15.02 in 2009.

9.	RESTRUCTURING COSTS

In 2009, the Company initiated a series of measures to achieve operating efficiencies and reduce its cost structure. These measures included workforce reductions, furloughs, reduction in work week, wage and hiring freezes, elimination of a portion of employee benefits, strict controls over discretionary spending and facilities closures, among other items. Throughout 2009 the Company recorded a total of $10.2 million of expense for these restructuring efforts, of the total restructuring program in 2009 almost 60% related to the Late Stage segment and 40% related to the Support and Other segment. Of this amount, approximately $3.8 million was outstanding at December 31, 2009 and was subsequently paid in full during 2010.

In its continuing efforts to achieve operating efficiencies and reduce its cost structure the Company has accrued approximately $3.0 million in the fourth quarter of 2010 for anticipated severance costs related to the closure of the Early Stage portion of operations at its Utrecht, The Netherlands (Utrecht) location. The Company’s plan for closure has received local statutory approval. Early Stage operations will continue to take place at Utrecht through at least a portion of the first quarter of 2011 as the Company works with existing customers to either complete, or possibly transition ongoing studies to other Early Stage locations of the Company. Due to the ongoing studies, other costs related to the Early Stage closure cannot be identified and estimated at this time. Late Stage operations at the Utrecht facility are not anticipated to be materially affected by the Early Stage closure.

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities, office equipment and computers under agreements that are classified as either capital or operating leases. The leases have initial terms that range from two to seven years, with eight facility leases that have provisions to extend the leases for an additional three to five years. Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases with initial or remaining terms of one year or more, are as follows at December 31, 2010:

	Capital	Operating
	Leases	Leases
	(In thousands)

2011	$35	$17,127
2012	—	15,303
2013	—	10,892
2014	—	8,654
2015	—	8,482
thereafter	—	17,974

Total minimum lease payments	35	$78,432

Amounts representing interest	(1)

Present value of net minimum lease payments	34
Current portion	34

Obligations under capital leases, less current portion	$—

Rental expense under operating leases for 2010, 2009 and 2008 was $17.2 million, $18.7 million and $16.9 million, respectively.

Protective Compensation and Benefit Agreements

The Company has entered into Protective Compensation and Benefit Agreements with certain associates, including all Executive Officers of the Company. These Agreements, subject to annual review by the Company’s Board of Directors, expire on the last day of the fiscal year, and are automatically extended in one-year increments unless canceled by the Company. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. At December 31, 2010, the maximum amount which could be required to be paid under these Agreements, if such events occur, is approximately $8.9 million.

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

Anti-takeover Provisions

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

11.	INCOME TAXES

The provision for income taxes (benefit) consisted of the following:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$(1,084)	$(4,519)	$2,908
State and local	272	(586)	324
Foreign	9,743	14,401	19,702

Subtotal	8,931	9,296	22,934
Deferred:
Federal	(6,977)	4,131	(3,394)
State and local	(777)	164	(828)
Foreign	(1,851)	(157)	(2,523)

Subtotal	(9,605)	4,138	(6,745)
Benefit applied to reduce goodwill	—	—	320

Total provision (benefit)	$(674)	$13,434	$16,509

The sources of income (loss) before income taxes are presented as follows:

	2010	2009	2008
	(In thousands)

United States	$(37,878)	$(19,124)	$4,406
Foreign	32,645	47,795	35,246

Income (loss) before income taxes	$(5,233)	$28,671	$39,652

The Company’s consolidated effective income tax rate differed from the U.S. Federal statutory income tax rate of 34% as set forth below:

	2010	2009	2008
	(In thousands)

Income tax expense at the U.S. Federal statutory rate	(1,779)	9,748	13,483
Effects of foreign taxes, net of foreign tax credits and deductions	(1,562)	(1,867)	794
State and local income taxes, net of Federal benefit	179	(389)	(713)
Change in Valuation Allowances	(2,171)	(811)	—
Effects of cross currency hedge unwind	—	4,070	—
Non-Deductible Goodwill	2,380	—	—
Effects of deemed foreign dividend	2,431	2,244	3,292
Other	(152)	439	(347)

Total	(674)	13,434	16,509

A provision has not been made for U.S. or additional foreign taxes on the undistributed portion of earnings of foreign subsidiaries as those earnings have been permanently reinvested. The undistributed earnings of foreign subsidiaries approximate $104.0 million. It is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated.

Components of the Company’s net deferred tax asset and liability included in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Compensation and employee benefits	$1,358	$1,346
Accrued expenses and other future deductible items	3,151	5,412
Foreign operating loss carryforward	20,328	17,965
State and local operating loss carryforward	3,932	2,317
Federal operating loss carryforward	16,728	2,873
Deferred state income taxes	—	182
Contributions carryforward	68	68
Capital loss carryforward	12	18
Foreign tax credit carryforward	10,552	10,552
Unrealized foreign exchange losses	4,525	3,377
Stock option expense	674	455
Other	3,014	3,141

Total deferred tax assets	64,342	47,706
Deferred tax liabilities:
Deferred state income taxes	(63)	0
Intangible assets	(2,413)	(1,673)
Depreciation and software costs	(9,437)	(3,930)
Open market repurchase	(990)	(995)

Total deferred tax liability	(12,903)	(6,598)
Valuation allowance	(28,559)	(28,080)

Total net deferred tax asset	$22,880	$13,028

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $3.1 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company has a Federal operating loss carryforward of approximately $49.2 million with a recognized tax benefit of approximately $16.7 million that will expire in 2027.

The deferred tax asset for state and local operating loss carryforward of approximately $3.9 million relates to amounts that expire at various times from 2011 to 2030. The amount that will expire in 2011 is approximately $22,000. A valuation allowance has been established for approximately $551,000 of this tax asset based upon an assessment that it is more likely than not, that realization cannot be assured in certain tax jurisdictions.

The Company has foreign operating loss carryforwards of approximately $15.1 million with a recognized tax benefit of approximately $4.0 million that can be carried forward indefinitely.

The Company has foreign operating loss carryforwards of approximately $60.0 million with a tax benefit of approximately $16.3 million for which a valuation allowance has been established based upon an assessment that it is more likely than not, that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Of this benefit, approximately

$228,000 will expire at various times from 2011 to 2021 and approximately $16.1 million can be carried forward indefinitely.

The Company has a Federal foreign tax credit carryforward of approximately $10.5 million that will expire in 2016. A valuation allowance has been recorded against approximately $8.5 million of this asset based upon the assessment that it is more likely than not, that realization will not be assured before expiration.

A valuation allowance has been established for other deferred tax assets of approximately $3.2 million related to operations in foreign tax jurisdictions based upon an assessment that it is more likely than not, that realization cannot be assured.

Yearly activity related to the Company’s valuation allowance is as follows:

	2010	2009	2008
	(In thousands)

Beginning balance	$28,080	$22,368	$19,341
Additions charged to expense	752	1,025	9,080
Additions attributable to acquisitions	—	6,874	—
Reductions from utilization, reassessments and expirations	(273)	(2,187)	(6,053)

Ending balance	$28,559	$28,080	$22,368

Under current accounting requirements, at December 31, 2010, approximately $12.4 million of the valuation allowance relates to prior year business combinations. If this deferred tax asset is subsequently recognized, the Company will be required to credit the current period’s tax provision rather than goodwill.

At December 31, 2010, 2009, and 2008, the Company had certain unrecognized tax benefits recorded, gross of federal tax benefit. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2010	2009	2008
	(In thousands)

Beginning Balance	$1,768	$1,764	$5,447
Gross increases — tax positions in prior period	—	—	230
Gross decreases — tax positions in prior period	(180)	—	(2,747)
Gross increases — tax positions in current period	387	451	384
Gross decreases — tax positions in current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(1,001)	(447)	(1,550)

Unrecognized tax benefit balance at December 31	$974	$1,768	$1,764

Included in the balance at December 31, 2010, are approximately $964,000 of unrecognized tax benefits, net of federal tax benefit that, if recognized, would affect the effective tax rate.

The liabilities for unrecognized tax benefits are carried in other non-current liabilities on the Consolidated Balance Sheets because the payment of cash is not anticipated within one year of the balance sheet date for any significant amounts.

Interest and penalties associated with uncertain tax positions are recognized as components of income tax expense on the Consolidated Statements of Operations. There was no material change to tax related interest and penalties during 2010 and at December 31, 2010, the Company has recorded a liability of approximately $145,000 for interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2007 and state and local or foreign income tax examinations by tax authorities for years before 2006.

The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

United States	2007 - 2010
Germany	2006 - 2010
United Kingdom	2009 - 2010
Netherlands	2008 - 2010

The Company operates in various state and local jurisdictions. Open tax years for state and local jurisdictions approximate the open years reflected above for the United States.

12.	INVESTMENTS

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

13.	SEGMENT INFORMATION

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

Segment information for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Early	Late	Support
	Stage	Stage	& Other		Total
	(In thousands)

Twelve months ended December 31, 2010
Net service revenues	$25,888	$305,872	$2,006		$333,766
Reimbursable out-of-pocket revenues	$2,106	$112,387	$—		$114,493

Total revenues	$27,994	$418,259	$2,006		$448,259
Operating Income (loss)	$(11,455)	$63,575	$(53,318)		$(1,198)
Total assets	$32,528	$390,608	$66,775	(a)	$489,911

	Early	Late	Support
	Stage	Stage	& Other		Total
	(In thousands)

Twelve months ended December 31, 2009
Net service revenues	$37,473	$370,178	$9,037		$416,688
Reimbursable out-of-pocket revenues	$—	$135,224	$—		$135,224

Total revenues	$37,473	$505,402	$9,037		$551,912
Operating Income (loss)	$4,187	$81,109	$(49,722)		$35,574
Total assets	$48,070	$406,832	$84,821	(a)	$539,723

	Early	Late	Support
	Stage(b)	Stage	& Other	Total
	(In thousands)

Twelve months ended December 31, 2008
Net service revenues	$35,199	$430,317	$9,576	$475,092
Reimbursable out-of-pocket revenues	$—	$203,489	$—	$203,489

Total revenues	$35,199	$633,806	$9,576	$678,581
Operating Income (loss)	$6,177	$105,140	$(54,491)	$56,826

(a)	Primarily comprised of cash and tax-related assets.

(b)	The Early Stage segment results for the twelve months ended December 31, 2008 include the June (acquisition date) through December operating results of DecisionLine.

Financial information by geographic area is as follows:

	For the Years Ended December 31,
Net service revenues	2010	2009	2008
	(In thousands)

North American Region:
United States	$138,043	$179,700	$214,935
Other	16,047	21,166	14,411

	$154,090	$200,866	$229,346

European Region:
Germany	$39,542	$40,475	$56,661
United Kingdom	30,518	$37,792	$42,303
Other	60,707	79,362	90,564

	$130,767	$157,629	$189,528

Latin American Region:(1)	$36,215	$40,829	$38,996
Asia/Pacific Region:	$12,694	$17,364	$17,222

Total Net Service Revenues	333,766	416,688	475,092

(1)	Latin American region includes Mexico

	For the Years Ended December 31,
Identifiable Long-Lived Assets	2010	2009
	(In thousands)

North American Region:
United States	$45,379	$41,711
Other	2,473	2,414

	$47,852	$44,125

European Region:
Germany	$587	$743
United Kingdom	3,226	3,606
Other	2,457	3,107

	$6,270	$7,456

Latin American Region:(1)	$2,412	$2,635
Asia/Pacific Region:	$1,864	$1,099

Total identifiable long-lived assets	$58,398	$55,315

(1)	Latin American region includes Mexico

No other country is material for separate presentation for any period presented.

In 2010 and 2009, there were no sponsors who individually accounted for more than 10% of the Company’s consolidated net service revenues.

14.	ACQUISITION

Details pertaining to the Company’s 2008 acquisition are listed below. The Company had no acquisitions in 2010 or 2009. The acquisition occurring in 2008 has been accounted for using the purchase method of accounting.

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
December 31, 2008
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

15.	QUARTERLY FINANCIAL DATA (unaudited)

Earnings per basic share as presented on the 2010 and 2009 income statements do not equal the sum of earnings per share for each quarter presented below due to rounding differences in each quarter.

Quarter	First	Second	Third	Fourth
	(In thousands, except per share data)

2010
Net service revenues	$90,227	$82,445	$83,170	$77,924
Gross profit	42,788	39,612	43,171	36,594
Income (loss) from operations	4,266	664	5,612	(11,741)
Net income (loss)	1,211	1,863	1,549	(9,182)
Net income (loss) per basic share	$0.08	$0.13	$0.10	$(0.62)
Net income (loss) per diluted share	$0.08	$0.12	$0.10	$(0.62)

Quarter	First	Second	Third	Fourth

2009
Net service revenues	$108,103	$107,351	$104,588	$96,646
Gross profit	50,126	52,147	55,674	48,155
Income from operations	8,137	6,978	15,533	4,926
Net income	887	3,193	8,826	2,331
Net income per basic share	$0.06	$0.22	$0.59	$0.16
Net income per diluted share	$0.06	$0.21	$0.59	$0.16

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENDLE INTERNATIONAL INC.

/s/  Candace Kendle
Candace Kendle, PharmD
Chairman, CEO and Principal Executive Officer

DATE SIGNED: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Candace Kendle Candace Kendle, PharmD	Chairman of the Board of Directors, Chief Executive Officer and Principal Executive Officer	March 16, 2011

* Christopher C. Bergen	Executive Vice President and Chief Administrative Officer	March 16, 2011

/s/ Keith A. Cheesman Keith A. Cheesman	Senior Vice President, Chief Financial Officer and Principal Financial Accounting Officer	March 16, 2011

* G. Steven Geis, Ph.D., M.D.	Director	March 16, 2011

* Donald C. Harrison, M.D.	Director	March 16, 2011

* Timothy E. Johnson, Ph.D.	Director	March 16, 2011

* Frederick A. Russ, Ph.D.	Director	March 16, 2011

* Robert R. Buck	Director	March 16, 2011

* Timothy M. Mooney	Director	March 16, 2011

* /s/ Jarrod B. Pontius Jarrod B. Pontius	as Attorney In-Fact	March 16, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Filing Status

2.1	Stock Purchase Agreement between the Company and Charles River Laboratories International, Inc. dated as of May 9, 2006	*
2.2	First Amendment to the Stock Purchase Agreement dated as of August 16, 2006 between the Company and Charles River Laboratories, Inc.
3.1	Restated and Amended Articles of Incorporation	*
3.2	Amended and Restated Code of Regulations	*
3.3	Amendment of the Restated and Amended Articles of Incorporation to Increase the Authorized Shares	*
4	Specimen Common Stock Certificate	*
4.1	Shareholder Rights Agreement dated August 14, 2009 between the Company and American Stock Transfer & Trust Company LLC, as Rights Agent	*
4.2	Indenture dated March 31, 2007 between the Company and LaSalle Bank National Association	*
4.3	Supplemental Indenture No. 1 dated July 16, 2007 between the Company and LaSalle Bank National Association	*
10.1	Indemnity Agreement dated June 21, 1996 by and between the Company and Candace Kendle Bryan	*
10.2	Indemnity Agreement dated June 21, 1996 by and between the Company and Christopher C. Bergen	*
10.3	Indemnity Agreement dated June 21, 1996 by and between the Company and Timothy M. Mooney	*
10.4	Indemnity Agreement dated May 14, 1997 by and between the Company and Charles A. Sanders	*
10.5	Indemnity Agreement dated May 14, 1997 by and between the Company and Philip E. Beekman	*
10.6	Indemnity Agreement dated December 10, 1998 by and between the Company and Robert Buck	*
10.7	Indemnity Agreement dated December 10, 1998 by and between the Company and Mary Beth Price	*
10.8	Form of Indemnity Agreement by and between the Company and each member of the Company’s Board of Directors, except for those Indemnity Agreements noted above and filed previously.	*
10.9	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch	*
10.10	Confirmation of Convertible Bond Hedge Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch	*
10.11	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and UBS AG, London Branch	*
10.12	Confirmation of Issuer Warrant Transaction, dated July 10, 2007, by and between the Company and JPMorgan Chase Bank, National Association, London Branch	*
10.13	Lease Agreement dated February 27, 2008 by and between the Company and Carew Realty, Inc.	*
10.14	Credit Agreement dated as of March 15, 2010 by and among the Company , various Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	*
10.15	Guaranty dated as of March 15, 2010 by and among various Subsidiaries of the Company in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	*
10.16	Pledge and Security Agreement dated as of March 15, 2010 by and among the Company, various Subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	*

Exhibit
Number	Description of Exhibit	Filing Status

10.17	Amendment No. 1 to Credit Agreement with various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of April 27, 2010	*
10.18	Amendment No. 2 to Credit Agreement with various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of January 21, 2011	Filed Herewith
10.19	MANAGEMENT CONTRACTS AND COMPENSATION PLANS	*
	(a) 1995 Stock Option and Stock Incentive Plan	*
	(b) 1995 Stock Option and Stock Incentive Plan — Individual Stock Option Agreement for Incentive Stock Option (contained in Exhibit 10.20(a))	*
	(c) 1997 Stock Option and Stock Incentive Plan	*
	(c)(1) Amendment No. 1 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(2) Amendment No. 2 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(3) Amendment No. 3 to 1997 Stock Option and Stock Incentive Plan	*
	(c)(4) Form of Restricted Stock Award Agreement	*
	(d) Form of Protective Compensation and Benefit Agreement	*
	(e) 2007 Stock Incentive Plan	*
	(e)(1) Form of Performance-Based Stock Unit Agreement	*
	(f) Annual Incentive Plan	*
	(g) Nonqualified Deferred Compensation Plan	*
	(h) 2003 Directors Compensation Plan	*
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14	Code of Ethics	Available on the Company’s website
21	List of Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
24	Powers of Attorney	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer	Filed herewith