Form 10-Q
period 2011-03-31
KENDLE INTERNATIONAL INC
filed 2011-05-10
CIK 1039151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,968,923 shares of Common Stock, no par value, as of April 29, 2011.

KENDLE INTERNATIONAL INC.
Index

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,521	$21,217
Restricted cash	901	881
Accounts receivable, net	116,895	105,586
Deferred tax assets — current	7,888	7,876
Other current assets	25,994	24,665

Total current assets	170,199	160,225

Property and equipment, net	54,810	56,898
Goodwill	237,337	236,189
Other finite-lived intangible assets, net	11,053	11,808
Long-term deferred tax assets	23,935	17,929
Other assets	6,630	6,862

Total assets	$503,964	$489,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of obligations under capital leases	$24	$34
Trade payables	13,224	18,187
Advance billings	69,632	57,525
Other accrued liabilities	44,989	42,265

Total current liabilities	127,869	118,011

Convertible notes, net	134,543	133,082
Deferred tax liabilities	3,135	2,872
Non-current income taxes payable	1,110	1,110
Other liabilities	3,746	3,989

Total liabilities	$270,403	$259,064

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; 100,000 shares authorized; none issued and outstanding
Common stock — no par value; 45,000,000 shares authorized; 14,988,073 and 14,955,259 shares issued and 14,965,021 and 14,932,207 outstanding at March 31, 2011 and December 31, 2010, respectively	$75	$75
Additional paid in capital	181,357	181,308
Accumulated earnings	26,292	29,177
Accumulated other comprehensive income:
Foreign currency translation adjustment	26,329	20,779
Less: Cost of common stock held in treasury, 23,052 shares at March 31, 2011 and December 31, 2010, respectively	(492)	(492)

Total shareholders’ equity	233,561	230,847

Total liabilities and shareholders’ equity	$503,964	$489,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2011	2010
Net service revenues	$81,527	$88,519
Reimbursable out-of-pocket revenues	19,546	26,229

Total revenues	101,073	114,748

Costs and expenses:
Direct costs	43,166	46,447
Reimbursable out-of-pocket costs	19,546	26,229
Selling, general and administrative expenses	33,080	33,961
Depreciation and amortization	4,438	3,685

Total costs and expenses	100,230	110,322

Income from operations	843	4,426

Other income (expense):
Interest income	11	22
Interest expense	(2,963)	(3,228)
Other	(3,131)	1,717

Total other expense	(6,083)	(1,489)

Income (loss) before income taxes	(5,240)	2,937
Income tax provision (benefit)	(4,050)	1,609

Income (loss) from Continuing Operations, net of tax	$(1,190)	$1,328
Income (loss) from Discontinued Operations, net of tax	$(1,695)	$(117)

Net income (loss)	$(2,885)	$1,211

Income (loss) per share data:

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.09
Income (loss) from discontinued operations	(0.11)	(0.01)

Basic income (loss)	$(0.19)	$0.08

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.09
Income (loss) from discontinued operations	(0.11)	(0.01)

Diluted income (loss)	$(0.19)	$0.08

Weighted average shares outstanding
Basic	14,953	14,893
Diluted	14,953	15,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010
Net income (loss)	$(2,885)	$1,211
Other comprehensive income (loss):
Foreign currency translation adjustment	5,550	(626)

Comprehensive income	$2,665	$585

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,885)	$1,211
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,321	3,785
Deferred income taxes	(5,640)	(1,623)
Income tax benefit from stock option exercises	—	(5)
Compensation expense on stock grants	185	526
Debt issue cost amortization	1,688	2,318
Foreign currency exchange loss (gain)	2,746	(874)
Other	(93)	379
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	34	439
Accounts receivable	(8,581)	12,359
Other current assets	1,774	(1,250)
Other assets	109	(145)
Trade payables	(5,412)	203
Advance billings	10,430	726
Accrued liabilities and other	(3,963)	(11,538)

Net cash provided by (used in) operating activities	(4,287)	6,511

Cash flows from investing activities:
Acquisitions of property and equipment and internally developed software	(1,873)	(5,773)
Acquisitions of businesses, less cash acquired	—	(2,400)
Other	6	10

Net cash used in investing activities	(1,867)	(8,163)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	13,500	—
Payments of long-term debt	(13,500)	—
Debt issue costs	—	(307)
Payments on capital lease obligations	(10)	(22)
Repurchase of note hedges and warrants	—	2
Amounts payable — book overdraft	2,739	147
Proceeds from issuance of common stock	2	31
Income tax benefit from stock option exercises	—	5

Net cash provided by (used in) financing activities	2,731	(144)

Effects of exchange rates on cash and cash equivalents	727	(27)

Net decrease in cash and cash equivalents	(2,696)	(1,823)
Cash and cash equivalents:
Beginning of period	21,217	52,103

End of period	$18,521	$50,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENDLE INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed by Kendle International Inc. (“the Company”) with the Securities and Exchange Commission.
The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
Goodwill and Intangible Assets
The Company modified its internal management reporting effective January 1, 2011, resulting in the identification of two operating segments; Early Stage and Late Stage. Such changes do not result in changes to the Company’s two reportable segments which continue to consist of Early Stage and Late Stage segments. The Company’s components that exist within each operating segment will be aggregated for purposes of testing goodwill for impairment, based upon the fact that those units maintain similar operating and economic characteristics.
Net Income Per Share Data
Net income (loss) per basic share is computed using the weighted average common shares outstanding. Net income (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding, unless antidilutive.

The following table sets forth the computation for basic and diluted earnings (loss) per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2011	2010

Basic earnings per share calculation:
Income (loss) from continuing operations	$(1,190)	$1,328
Income (loss) from discontinued operations	(1,695)	(117)

Net income (loss)	$(2,885)	$1,211

Weighted average shares outstanding for basic EPS computation	14,953	14,893

Earnings per share — income (loss) from continuing operations	(0.08)	0.09
Earnings per share — income (loss) from discontinued operations	(0.11)	(0.01)

Earnings per share — basic	$(0.19)	$0.08

Diluted earnings per share calculation:
Income (loss) from continuing operations	$(1,190)	$1,328
Income (loss) from discontinued operations	(1,695)	(117)

Net income (loss)	$(2,885)	$1,211

Weighted average shares outstanding	14,953	14,893
Dilutive effect of stock options and restricted stock	—	143

Weighted average shares outstanding for diluted EPS computation	14,953	15,036

Earnings per share — income (loss) from continuing operations	(0.08)	0.09
Earnings per share — income (loss) from discontinued operations	(0.11)	(0.01)

Earnings per share — assuming dilution	$(0.19)	$0.08

For the three months ended March 31, 2011, approximately 197,000 of outstanding options were anti-dilutive compared to approximately 128,000 for the same period of 2010.

Under accounting guidance related to contingently convertible instruments on diluted earnings per share, due to the Company’s obligation to settle the par value of its Convertible Notes (defined in Note 4) in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding used in calculating diluted earnings per share until the average price per share for the quarter exceeds the $47.71 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions have not been met as of the three months ended March 31, 2011 or for the year ended December 31, 2010. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The following table provides examples of how changes in the Company’s stock price will require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the Convertible Notes and the bond hedges and warrants mentioned below:

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
Accounting for Uncertainty in Income Taxes
At March 31, 2011, the total amount of unrecognized tax benefits was approximately $1.0 million all of which would impact the effective tax rate, if recognized.
Interest and penalties associated with uncertain tax positions are recognized as components of the income tax expense in the Company’s Condensed Consolidated Statements of Operations. Tax-related interest and penalties and the related recorded liability were not material at March 31, 2011.
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
New Accounting Pronouncements
Revenue recognition under the Company’s customer contracts generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” For certain unit-based contracts the Company recognizes net service revenue based on output units, a unit could include such things as completion of a monitoring visit, monthly site management units or case report form pages entered. The Company tracks the units completed for each unit category included in the contract. Each of the Company’s service deliverables has standalone value.
In the first quarter of 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” for new or materially modified contracts entered into after that date, which did not have a material impact on the Company’s financial statements. ASU 2009-13 requires the allocation of contract (arrangement) value based on the relative selling price of the various separate units of accounting in the arrangement. The guidance in ASU 2009-13 requires a hierarchy of evidence be followed when determining if evidence of the selling price of an item exists such that the best evidence of selling price of a unit of accounting is vendor-specific objective evidence (VSOE), or the price charged when a deliverable is sold separately. When VSOE is not available to determine selling price, relevant third-party evidence (TPE) of selling price should be used, if available. Lastly, when neither VSOE nor TPE of selling price for similar deliverables exists, management must use its best estimate of selling price considering all relevant information that is available without undue cost and effort.
Generally, the Company is not able to establish VSOE as its deliverables are seldom sold separately. Consistent with its policies prior to the adoption of ASU 2009-13, the Company has established TPE of selling price for each arrangement deliverable based on the price it charges for equivalent services when sold to other similar customers as well as the Company’s knowledge of market-pricing from the competitive bidding process for customer contracts offering similar services to comparably situated customers. The Company allocates arrangement consideration at the inception of the arrangement using the relative selling prices of the deliverables within the contract based on TPE. Consistent with its accounting prior to the adoption of ASU 2009-13, the Company recognizes revenues for the separate elements of its contracts upon performance of actual units of output and when all other revenue recognition criteria are met.

2. Discontinued Operations
As has been previously disclosed, the Company made a decision to close the Early Stage operations of its facility located in Utrecht, The Netherlands (“Utrecht”), as a result of overall adverse operating results due to volatility in the Early Stage drug development market as well as a changing and challenging regulatory environment in the Netherlands leading to cancellations in the Company’s backlog. The Company’s plan for closure was deemed official upon receiving the approval of the Dutch Works Council, which became effective on March 1, 2011.
The following results of the Utrecht Early Stage closure have been presented as discontinued operations within the Company’s condensed consolidated statements of operations and have been excluded from segment operating results for all periods presented.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net service revenues	$468	$1,708

Loss from discontinued operations	(2,275)	(157)
Income tax benefit	(580)	(40)

Net loss from discontinued operations	$(1,695)	$(117)

The net loss from discontinued operations for the three months ended March 31, 2011 was primarily the result of costs incurred related to the closure of the Company’s Utrecht facility (see Note 8). As of March 31, 2011, there were no material assets remaining at Utrecht related to the discontinued operations.
The closure is not expected to have any significant effect on the Company’s remaining Early Stage operations, or the Late Stage operations that continue to be conducted at Utrecht.
3. Goodwill and Other Intangible Assets:
Goodwill at March 31, 2011 and December 31, 2010 consisted of the following:

			Goodwill
(In thousands)	Early Stage	Late Stage	Total

Balance at December 31, 2010	$11,730	$224,459	$236,189
Foreign currency fluctuations	339	809	1,148

Balance at March 31, 2011	$12,069	$225,268	$237,337

Amortizable intangible assets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2011	2010

Amortizable intangible assets:
Carrying amount:
Customer relationships	$22,549	$22,407
Completed technology	2,600	2,600
Backlog	6,200	6,200
Internally developed software (a)	18,269	18,212

Total carrying amount	$49,618	$49,419
Accumulated Amortization:
Customer relationships	$(11,825)	$(11,018)
Completed technology	(2,369)	(2,292)
Backlog	(6,102)	(6,089)
Internally developed software (a)	(16,849)	(16,711)

Total accumulated amortization	$(37,145)	$(36,110)

Net amortizable intangible assets	$12,473	$13,309

(a)	Internally developed software is included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
4. Debt:
The Company is party to a credit agreement (the “Facility”) which is comprised of a $35 million revolving loan commitment, with up to $10 million of such commitment available for issuance of letters of credit and up to $5 million of such commitment available for same-day swing line loans. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans may be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin; or (ii) an adjusted LIBOR plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.
The Facility, as amended on April 27, 2010, matures on March 31, 2015. The Facility was amended on January 21, 2011 (Amendment No. 2) to increase the “Total Leverage Ratio” for certain periods and also contemplates certain additional add-backs to “Consolidated EBITDA” for certain cash and non-cash charges. The Facility was further amended (Amendment No. 3, dated as of April 28, 2011) to increase the “Total Leverage Ratio” for certain periods and also amends in certain respects the definition of “Letter of Credit”; and (Amendment No. 4, dated as of May 3, 2011) to facilitate the Company entering into a definitive merger agreement (see Note 9 for further details).
Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures and limitations on certain acquisitions and asset sales outside the ordinary course of business, as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. The Company is in compliance with all covenants as of March 31, 2011.

The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility.
In July 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale by the Company of $200 million, including a $25 million over-allotment of the Company’s Convertible Notes (Convertible Notes). The Convertible Notes have a maturity date of July 15, 2012 and were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note. Throughout 2010 and 2009, the Company has repurchased in the open market $67.5 million of par value of its outstanding Convertible Notes. The carrying amounts of the equity and debt components were as follows:

	As of March 31,	As of December 31,
	2011	2010
	(in thousands)
Equity component, carrying amount	$35,860	$35,860

Principal component, at par	$142,500	$142,500
Unamortized discount	(7,957)	(9,418)

Principal component, carrying amount	$134,543	$133,082

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
Interest expense recognized related to the Convertible Notes was as follows:

	For the three months ended March 31,
	2011	2010
	(In thousands)
Interest cost at coupon rate	$1,202	$1,303
Discount amortization	1,461	1,450

Total interest expense recognized	$2,663	$2,753

5. Stock Based Compensation:
In the first three months of 2011, the Company issued 21,635 shares of time vested restricted share units (RSUs) under the 2007 Stock Incentive Plan. Of this award, 11,613 shares vest in their entirety after 18 months and the remaining 10,022 shares vest in their entirety after 1.5 months. Of the 21,635 shares awarded, 10,022 RSUs were issued to retirement eligible associates and resulted in immediate vesting. The Company has therefore recorded one-third of the expense for the retirement eligible associates in the first quarter of 2011 and will record the remaining expense in the second quarter of 2011. The expense for the remaining RSUs will be recorded on a straight-line basis over the vesting period.

In the first three months of 2011, the Company issued 51,723 shares of performance-based restricted stock units. The vesting of these shares is dependent upon a performance condition, the Company meeting a certain EPS target for 2011, and a service condition, as 33% vest in March 2012, 33% vest in January 2013, and 33% vest in January 2014. If the performance condition is not met at least at the 74% of target level, the award does not vest. If the performance condition is met at greater than 74% of target level but below 100% of target level, the number of shares is adjusted to between 50% and 98% of the original award based upon the target tier level achieved. Expense is being recorded over the vesting period (33 months) assuming achievement of the performance condition.
The following is a summary of stock based compensation expense recorded by the Company for the following periods:

	Three Months Ended March 31,
(in thousands)	2011	2010
Stock options	$36	$41
Non-vested restricted common stock	117	454

Total stock based compensation	$153	$495

As of March 31, 2011, there was approximately $1,278,000 of total unrecognized compensation cost, approximately $361,000 of which relates to options and $917,000 of which relates to non-vested common stock. The cost is expected to be recognized over a weighted-average period of 2 years for options and 1.6 years for non-vested common stock.
Stock Options:
The following table summarizes information regarding stock option activity in the first three months of 2011:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	($ in thousands)
Options outstanding at December 31, 2010	397,150	$15.60
Granted	3,000	9.00
Canceled	(5,256)	14.43
Exercised	(300)	8.30

Options outstanding at March 31, 2011	394,594	15.57	4.93	$526
Exercisable at March 31, 2011	328,494	15.98	4.14	$448
Substantially all of the outstanding options are expected to vest.
Under the provisions of accounting guidance pertaining to Stock Compensation, the Company is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes pricing model is used with the following weighted-average assumptions:

Three Months Ended March 31,
2011
Dividend yield	0%
Expected volatility	66.8%
Risk-free interest rate	2.1%
Expected term	3.2

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
The total intrinsic value of stock options exercised was approximately $1,000 in the three months ended March 31, 2011 compared to approximately $53,000 in the three months ended March 31, 2010.
Non-Vested Common Stock:
A summary of non-vested common stock activity during the first three months of 2011 is as follows:
Non-Vested Stock

Shares
Shares outstanding at December 31, 2010	80,109
Granted	73,358
Vested	(30,482)
Canceled	(10,352)

Shares outstanding at March 31, 2011	112,633
The weighted-average per share fair value of non-vested shares that were granted in the first three months of 2011 was $9.48 per share.
The weighted-average per share fair value (as of grant date) of non-vested shares that vested during the first three months of 2011 was $12.84 per share.
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

The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at March 31, 2011:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Money Market Accounts	$72	$72	$—	$—
The following table summarizes the carrying amounts and fair values of certain financial assets and liabilities at December 31, 2010:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Money Market Accounts	$6,509	$6,509	$—	$—
The Company elected not to apply the fair value option to any eligible financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accruals approximate fair value. The fair value of the Company’s Convertible Notes was approximately 95% and 94% of the par value at March 31, 2011 and December 31, 2010, respectively. The bond hedges and warrants associated with the Convertible Notes currently have no value.
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
Segment information, excluding discontinued operations (see Note 2) for the three months ended March 31, 2011 and 2010 is as follows:

	Early	Late	Support
(in thousands)	Stage	Stage	& Other	Total

Three months ended March 31, 2011
Net service revenues	$5,117	$75,645	$765	$81,527
Reimbursable out-of-pocket revenues	767	18,779	—	19,546

Total revenues	$5,884	$94,424	$765	$101,073
Operating income (loss)	$(399)	$16,174	$(14,932)	$843

Three months ended March 31, 2010
Net service revenues	$5,663	$82,104	$752	$88,519
Reimbursable out-of-pocket revenues	633	25,596	—	26,229

Total revenues	$6,296	$107,700	$752	$114,748
Operating income (loss)	$218	$16,988	$(12,780)	$4,426

Identifiable assets by segment as of March 31, 2011 and December 31, 2010 are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Identifiable assets:

Early Stage	$28,538	$32,528
Late Stage	$404,771	$390,608
Support & Other (a)	$70,655	$66,775

Total assets	$503,964	$489,911

(a)	Primarily comprised of cash and tax-related assets.
8. Restructuring Expenses:
At December 31, 2010, the Company accrued approximately $3.0 million for anticipated severance costs related to the closure of the Early Stage portion of operations at its Utrecht location. In the three months ended March 31, 2011, the Company officially closed its Utrecht location and terminated most employees. During the three months ended March 31, 2011, the Company paid severance costs of $1.8 million and recorded additions to the accrual of $0.9 million, primarily related to management’s estimate of the expected costs of terminating the Company’s lease obligation. The remaining accrual at March 31, 2011 is approximately $2.1 million; these amounts are anticipated to be paid during 2011.
Additional expenses related to accelerated amortization of leasehold improvements and equipment totaling $0.8 million were incurred in the three months ended March 31, 2011 and are reported within the loss from discontinued operations (see Note 2).
9. Subsequent Event:
On May 4, 2011 the Company entered into a definitive merger agreement with INC Research, LLC, under which INC will acquire all of the outstanding shares of the Company. The Company’s Board of Directors unanimously approved the transaction which is expected to close in the third quarter of 2011, subject to approval by the Company’s shareholders, satisfaction of customary closing conditions, and regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and should be read in conjunction therewith. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
The results of operations herein have been adjusted for the presentation of discontinued operations for all periods presented.
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
The Company primarily earns net service revenues through performance under Late Stage segment “full-service” contracts. The Company also recognizes revenues through limited or functional service contracts, consulting contracts, and Early Stage segment contracts. For a detailed discussion regarding the Company’s Late Stage segment contracts, Early Stage segment contracts, revenue recognition process and other Critical Accounting Policies and Estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2010.
The CRO industry in general continues to be dependent on the research and development efforts of the principal pharmaceutical and biotechnology companies as major customers, and the Company believes this dependence will continue. The loss of business from any of its major customers could have a material adverse effect on the Company.

Early Stage Developments
As has been previously disclosed, the Company made a decision to close the Early Stage operations of its facility located in Utrecht, The Netherlands (“Utrecht”), as a result of overall adverse operating results due to volatility in the Early Stage drug development market as well as a changing and challenging regulatory environment in the Netherlands leading to cancellations in the Company’s backlog. The Company’s plan for closure was deemed official upon receiving the approval of the Dutch Works Council, which became effective on March 1, 2011.
The results of the Utrecht Early Stage closure have been presented as discontinued operations within the Company’s condensed consolidated statements of operations and have been excluded from segment operating results for all periods presented.
The closure is not expected to have any significant effect on the Company’s remaining Early Stage operations, or the Late Stage operations that continue to be conducted at Utrecht.
New Business Awards and Backlog
Backlog consists of anticipated net service revenue from contracts, letters of intent and other forms of commitments (collectively defined as backlog) that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future net service revenue and exclude net service revenue that has been recognized previously in the Consolidated Statements of Operations. Once contracted work begins, net service revenue is recognized in the Consolidated Statements of Operations. Awards can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. The Company’s new business awards for the three months ended March 31, 2011 and 2010 were approximately $164 million and $89 million, respectively.
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
As the Company competes for and enters into large contracts that are global in nature, the Company expects the average duration of the contracts in backlog to increase and may be affected by changes in foreign exchange rates. Fluctuations in foreign exchange rates caused backlog to increase by approximately $3.9 million as of March 31, 2011, primarily as a result of the strengthening of the Euro throughout the three months ended March 31, 2011. Based on its 2010 experience, quarterly revenue as a percentage of the beginning of the quarter backlog averaged approximately 10%.

Results of Continuing Operations
Revenues

	Three Months Ended March 31,
			% Increase
	2011	2010	(Decrease)
	(in thousands)
Net service revenues
Late stage	$75,645	$82,104	-7.9%
Early stage	5,117	5,663	-9.6%
Support & other	765	752	1.7%

Total net service revenues	81,527	88,519	-7.9%
Reimbursable out-of-pocket revenues*	19,546	26,229	-25.5%

Total revenues	$101,073	$114,748	-11.9%

*	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.
Net service revenues declined approximately $7.0 million for the three months ended March 31, 2011.
Net service revenues in the Late Stage segment for the three month period in 2011 decreased from the prior year by approximately $6.5 million, primarily as result of reduced volume. The Company’s backlog has increased from December 31, 2010, however the lengthening of the timeframe from awarded status to signature status inhibits the Company from commencing projects and revenue generating activities. These delays are in large part attributable to pharmaceutical companies awarding work earlier in the process and taking longer to finalize significant study related terms.
Net service revenues from the Early Stage segment decreased from the same periods of the prior year by approximately $0.5 million as a result of lower sales volumes and continued project delays similar to those discussed in the Late Stage segment.
Net service revenues from the Company’s top five customers accounted for approximately 30% and 26% of net service revenues for the periods ended March 31, 2011 and 2010, respectively. No customer accounted for more than 10% of total net service revenues for 2011 or 2010.
The Company’s results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have adverse effects on the Condensed Consolidated Financial Statements. Fluctuations in the Company’s sales cycle and the ability to maintain large customer contracts or to enter into new contracts could negatively affect the Company’s long-term growth. For a more detailed discussion regarding the risk factors associated with the Company’s results of operations, among other things, see Item 1A — Risk Factors, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating Expenses

	Three Months Ended March 31,
			% Increase
	2011	2010	(Decrease)
	(in thousands)
Direct costs	$43,166	$46,447	-7.1%
Reimbursable out-of-pocket costs*	19,546	26,229	-25.5%
SG&A expenses	33,080	33,961	-2.6%
Depreciation and amortization	4,438	3,685	20.4%

Total operating expenses	$100,230	$110,322	-9.1%

*	Reimbursable out-of-pocket revenues and expenses fluctuate from period to period, primarily due to the level of investigator activity in a particular period.
Direct costs decreased from the same period last year by approximately $3.3 million or 7.1% which is line with the decrease in overall net service revenues. Direct costs as a percentage of net service revenues have remained steady at approximately 52.9% and 52.5% for the three months ended March 31, 2011 and 2010, respectively as a result of management’s effort to align resources with revenues.
Selling, general and administrative expenses (SG&A) decreased approximately $0.9 million for the three months ended March 31, 2011. The decrease in selling, general and administrative expenses relates primarily to the Company’s ongoing cost reduction and workforce optimization initiatives to reduce operating expenses. These benefits were partially offset by the Company’s continued investment in its new business development and global sales organization. SG&A expenses expressed as a percentage of net service revenues were 40.6% and 38.4% for the three months ended March 31, 2011 and 2010, respectively. The increase indicates that a significant portion of these costs are more fixed in nature and do not fluctuate in proportion to net service revenues.
Depreciation and amortization expense increased approximately $0.8 million or 20.4% primarily as a result of the Company’s implementation of its new ERP system and the resultant amortization related to these systems.
Income from Continuing Operations

	Three Months Ended March 31,
			% Increase
	2011	2010	(Decrease)
	(in thousands)
Operating income (loss)
Late stage	$16,174	$16,988	-4.8%
Early stage	(399)	218	-283.0%
Support & other	(14,932)	(12,780)	16.8%

Total operating income	$843	$4,426	-81.0%

Income from operations declined for the three months ended March 31, 2011 as a result of the overall decline in net service revenues and the relatively fixed nature of SG&A. Total operating margins for the three month period ended March 31, 2011 and 2010 were approximately 1.0% and 5.0%, respectively.

Late Stage segment income from operations decreased by $0.8 million for the three months ended March 31, 2011 compared to the same period of the prior year. The decrease is attributable to the segment’s decline in net service revenues, partially offset by the Company’s cost reduction initiatives. Operating margin for the three months ended March 31, 2011 and 2010 for the Late Stage segment were approximately 21.4% and 20.7%, respectively.
Early Stage operating results declined for the three months ended March 31, 2011 from the same period in 2010. Early Stage operations generally have higher fixed costs than the Late Stage segment, making a decline in revenues more difficult to absorb. The Early Stage segment incurred operating losses of $0.4 million for the three months ended March 31, 2011 as compared to operating income of $0.2 million for same period of the prior year.
Support and other costs increased approximately $2.2 million from the same period in the prior year as a result of the implementation of the Company’s ERP system which was placed into service in the second half of 2010. For the three months ended March 31, 2011, the Company is now recognizing amortization expense on this software asset. Additionally the Company continues to incur implementation-related expenses; however they are no longer being capitalized as they were in the development stage of the project, which was ongoing in the same period of the prior year.
Other Income (Expense)

	Three Months Ended March 31,
			Increase
	2011	2010	(Decrease)
	(in thousands)
Other income (expense)
Interest income	$11	$22	$(11)
Interest expense	(2,963)	(3,228)	(265)
Foreign currency gains / (losses)	(3,131)	1,870	(5,001)
Other expenses	0	(153)	(153)

Total other income (expense)	$(6,083)	$(1,489)	$(4,594)

Interest Expense
The primary component of interest expense is interest on the Company’s 3.375% Convertible Notes issued in 2007. Interest expense on the Convertible Notes was recorded at an effective rate of 8.02%. The decline is primarily the result of the Company’s repurchase of $12 million of its par value Convertible Notes subsequent to the three months ended March 31, 2010. An additional decrease from the prior year resulted from the write-off of unamortized debt issuance costs when the Company terminated its former credit facility in March of 2010. These decreases were partially offset by interest paid on the Company’s short-term borrowings under the revolving credit loan portion of its Facility during the three months ended March 31, 2011. The remainder of interest expense relates to interest on capital lease obligations and amortization of debt issuance costs, net of capitalized interest.
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

In the three month period ended March 31, 2011 these foreign exchange transactions resulted in a net loss of $3.1 million as compared to a net gain of $1.9 million for the same period of 2010. The foreign exchange result for the three months ended March 31, 2011 is primarily due to the weakening of the U.S. dollar against the Euro, the British Pound and the Mexican peso. The 2010 result for this same period was due to the strengthening of the U.S. dollar against both the British Pound and the Euro and to a lesser extent the strengthening of the British Pound against the Euro.
Income Taxes
The effective income tax rate was 77.3% for the three months ended March 31, 2011, compared to 54.8% for the three months ended March 31, 2010. The effective tax rate for the first quarter of 2011 reflects the Company’s expectation that taxable income will exceed book income in 2011 because of the impact of estimated 2011 foreign deemed dividends.
Tax expense for the quarter ended March 31, 2010 included approximately $350,000 resulting from the December 31, 2009 expiration of certain tax legislation in the U.S. related to the U.S. tax treatment of certain foreign earnings. The Company continues to maintain full valuation allowances against the net operating losses incurred in some of its subsidiaries. The Company also maintains valuation allowances for portions of its foreign tax credits that are not expected to be realizable. Because Kendle operates on a global basis, the effective tax rate varies from quarter to quarter based on the relative mix of pretax earnings or losses at the various locations.
Discontinued Operations
As has been previously disclosed, the Company made a decision to close the Early Stage operations of its facility located in Utrecht, The Netherlands (“Utrecht”), as a result of overall adverse operating results due to volatility in the Early Stage drug development market as well as a changing and challenging regulatory environment in the Netherlands leading to cancellations in the Company’s backlog. The Company’s plan for closure was deemed official upon receiving the approval of the Dutch Works Council, which became effective on March 1, 2011. For the three months ended March 31, 2011, discontinued operations accounted for a pre-tax loss of $2.3 million and a corresponding tax benefit of $0.6 million. For the three months ended March 31, 2010, the pre-tax loss from discontinued operations was $157 thousand and a tax benefit of $40 thousand.
The net loss from discontinued operations for the three months ended March 31, 2011 was primarily the result of costs incurred related to the closure of the Company’s Utrecht facility. As of March 31, 2011 there were no material assets remaining at Utrecht related to the discontinued operations.
The closure is not expected to have any significant effect on the Company’s remaining Early Stage operations, or the Late Stage operations that continue to be conducted at Utrecht.
Net Income (Loss)
Net loss for the three months ended March 31, 2011 was approximately $2.9 million, or $0.19 per both basic and diluted share. Net income for the three months ended March 31, 2010 was approximately $1.2 million, or $0.08 per both basic and diluted share.

Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents decreased by $2.7 million at March 31, 2011 when compared with December 31, 2010, which was the net result of cash used by operating activities of $4.3 million, and investing activities of $1.9 million, partially offset by $2.7 million of cash provided from financing activities. Foreign exchange rates had a positive impact on cash and cash equivalents of $0.7 million for the three months ended March 31, 2011. At March 31, 2011 cash and cash equivalents were $18.5 million. In addition, the Company has approximately $0.9 million in restricted cash which represents cash received from customers that is segregated in separate Company bank accounts and available for use only for specific project expenses.
Net cash used by operating activities for the three months ended March 31, 2011 consisted primarily of the Company’s net loss of $2.9 million, adjusted for noncash expenses of $4.2 million primarily related to depreciation and amortization, debt issuance cost amortization, and unrealized losses in foreign exchange, partially offset by the noncash changes in deferred income taxes. Additional uses of operating cash resulted from increases in accounts receivable and decreases in accounts payable and accrued liabilities, which were offset by cash provided by the increases in advance billings. Fluctuations in accounts receivable and advance billings occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to customers, and payments for outstanding accounts receivable are collected from customers. Such activity varies by individual customer and contract. The Company has been and continues to be vigilant in monitoring and collecting its accounts receivable.
Investing activities for the three months ended March 31, 2011 consisted primarily of $1.9 million used for capital expenditures, the majority of which relates to the implementation of the Company’s ERP software.
Financing activities for the three months ended March 31, 2011 consisted primarily of $2.7 million of proceeds from the Company’s accounts payable overdrafts. Additionally, proceeds of $13.5 million were received by accessing the revolving line of credit and were all promptly repaid.
Capital Resources
The Company is party to a credit agreement (the “Facility”) which is comprised of a $35 million revolving loan commitment, with up to $10 million of such commitment available for issuance of letters of credit and up to $5 million of such commitment available for same-day swing line loans. At the Company’s request and with the consent of the current lender or additional lenders, the total commitment may be increased by, or incremental term loans may be obtained for, up to an additional $15 million. At the Company’s election, loans under the Facility are available either at (i) an adjusted base rate plus an applicable margin; or (ii) an adjusted LIBOR plus an applicable margin. The applicable margin for each interest rate is calculated in accordance with the terms of the Facility.
The Facility, as amended on April 27, 2010, matures on March 31, 2015. The Facility was amended on January 21, 2011 (Amendment No. 2) to increase the “Total Leverage Ratio” for certain periods and also contemplates certain additional add-backs to “Consolidated EBITDA” for certain cash and non-cash charges. The Facility was further amended (Amendment No. 3, dated as of April 28, 2011) to increase the “Total Leverage Ratio” for certain periods and also amends in certain respects the definition of “Letter of Credit”; and (Amendment No. 4, dated as of May 3, 2011) in order to facilitate the Company entering into a definitive merger agreement (see Note 9 to the Condensed Consolidated Financial Statements for further details).

Borrowings under the Facility are collateralized by substantially all of the Company’s assets pursuant to the terms of a Pledge and Security Agreement. The Facility contains various affirmative and negative covenants including those regarding limitations on the Company’s ability to incur certain indebtedness, limitations on certain investments, limitations on capital expenditures and limitations on certain acquisitions and asset sales outside the ordinary course of business, as well as financial covenants regarding limitations on the Company’s total leverage ratio, senior secured leverage ratio and interest coverage ratio. The Company is in compliance with all covenants as of March 31, 2011.
The Company also maintains an existing $5.0 million Multicurrency Facility that is renewable annually and is used in connection with the Company’s European operations.
As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit loan portion of the Facility or the Multicurrency Facility. The Company did draw on the Facility for short periods of time during the three months ended March 31, 2011 to cover temporary operational cash flow needs, promptly repaying each advance. The maximum amount outstanding at any point was $3.5 million and the average daily amount outstanding for the period was approximately $794,000. The weighted average interest rate paid on these advances was 6.00%.
In July 2007, the Company entered into a Purchase Agreement with UBS Securities LLC (the Underwriter) for the issuance and sale by the Company of $200 million, including a $25 million over-allotment of the Company’s Convertible Notes (Convertible Notes). The Convertible Notes have a maturity date of July 15, 2012 and were sold to the Underwriters at a price of $1,000 per Convertible Note, less an underwriting discount of 3% per Convertible Note. Throughout 2010 and 2009, the Company has repurchased in the open market $67.5 million of par value of its outstanding Convertible Notes. At March 31, 2011 the par value of the outstanding Convertible Notes was $142.5 million.
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
The Company’s primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, business development costs, capital expenditures, hiring and recruiting expenses, acquisitions and facility-related expenses. The Company believes that its existing cash balances, together with cash flows from operations and borrowing capacity under the Facility and the Multicurrency Facility, will be sufficient to meet its foreseeable cash needs for the short term.
Longer term the Company will need to retire its Convertible Notes upon maturity on July 15, 2012. The Company believes it could obtain sufficient resources to meet this obligation. There can be no such reassurance that future financings will be available on terms as economically favorable as the Company’s existing terms.
The Company has not historically experienced regular liquidity or collections issues with the large majority of its customers. However, the Company does have contracts with biotechnology and small pharmaceutical companies, some of which are dependent upon external financing to fund their contractual commitments. The Company is continuing to monitor the financial status of its customers.

As more of the Company’s revenues are generated in locations other than the U.S., repatriation of those cash flows in a tax efficient manner is increasingly challenging. The Company is in the process of revising its internal transfer pricing methodologies to align with its current operational model.
Market Risk and Derivative Instruments
Interest Rates
The Company is exposed to changes in interest rates on any amounts outstanding under the Facility and Multicurrency Facility. No amounts were outstanding under either the Facility or the Multicurrency Facility as of March 31, 2011.
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

The Company does not currently have hedges in place to mitigate exposure due to foreign exchange rate fluctuations. Due to uncertainties regarding the timing of and currencies involved in the majority of the Company’s foreign exchange rate transactions; it is impracticable to implement hedging instruments to match the Company’s foreign currency inflows and outflows. The Company has implemented procedures intended to mitigate the impact of foreign currency exchange rate fluctuations including an intercompany procedure to allow for regular settlement of intercompany balances where practical. The Company will continue to evaluate ways to mitigate the risk of this impact in the future.
The Company’s Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Condensed Consolidated Financial Statements. The Company’s foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance. Foreign currency translation adjustments, which are reported as a separate component of Shareholders’ Equity, were approximately $26.3 million at March 31, 2011 and $20.8 million at December 31, 2010.
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
Factors that could cause actual performance to differ materially from these forward-looking statements include those risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which risk factors may be updated from time to time by the Company’s Quarterly Reports on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
The Company is in the process of implementing a new enterprise resource planning (ERP) system. The Company expects the transition from its legacy systems to the new ERP system to continue throughout 2011. The Company is evaluating, and will continue to evaluate, the impact of the implementation on its internal controls related to financial reporting. At this juncture, the Company does not anticipate any adverse impact.

Part II. Other Information

Item 1.	Legal Proceedings
The Company is party to lawsuits and administrative proceedings incidental to the normal course of business. The Company currently is not a party to any pending material proceedings under Item 103 of Regulation S-K.

Item 1A.	Risk Factors
There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit		Filing
Number	Description of Exhibit	Status
2.3	Agreement and Plan of Merger, dated as of May 4, 2011, by and among INC Research, LLC, Triangle Two Acquisition Corp. and Kendle International Inc.	A
4.1 (a)	Amendment No. 1 to Stockholder Rights Agreement, dated as of May 4, 2011, between Kendle International Inc. and American Stock Transfer & Trust Company, LLC	B
10.20	Amendment No. 3 to Credit Agreement with various lenders and JPMorgan Chase Bank N.A., as Administrative Agent dated as of April 28, 2011	C
10.21	Amendment No. 4 to Credit Agreement with various lenders and JPMorgan Chase Bank N.A., as Administrative Agent dated as of May 3, 2011	C
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	C
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

Filing
Status	Description of Filing Status

A	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on May 5, 2011.
B	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A (Amendment No. 1) filed with the Commission on May 5, 2011.
C	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENDLE INTERNATIONAL INC.
Date: May 10, 2011	By:	/s/ Dr. Stephen Cutler
Dr. Stephen Cutler
President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Keith A. Cheesman
Keith A. Cheesman
Senior Vice President - Chief Financial Officer

KENDLE INTERNATIONAL INC.
Exhibit Index

Exhibits		Description

2.3
Agreement and Plan of Merger, dated as of May 4, 2011, by and among INC Research, LLC, Triangle Two Acquisition Corp. and Kendle International Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on May 5, 2011).

4.1	(a)
Amendment No. 1 to Stockholder Rights Agreement, dated as of May 4, 2011, between Kendle International Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A (Amendment No. 1) filed with the Commission on May 5, 2011).

10.20		Amendment No. 3 to Credit Agreement with various lenders and JPMorgan Chase Bank N.A., as Administrative Agent dated as of April 28, 2011
10.21		Amendment No. 4 to Credit Agreement with various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of May 4, 2011
31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1		Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2		Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002